Form 10-Q
period 2015-03-31
Lightstone Real Estate Income Trust Inc.
filed 2015-05-13
CIK 1619312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333- 200464

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	47-1796830
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1985 Cedar Bridge Avenue, Suite 1
Lakewood, New Jersey	08701
(Address of Principal Executive Offices)	(Zip Code)

(732) 367-0129

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☐ No ☑

The Registrant’s registration statement on Form S-11, as amended (SEC File No. 333-200464), was declared effective February 26, 2015. The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act since that date.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☑      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No ☑

As of May 10, 2015, there were 20,000 outstanding shares of common stock of Lightstone Real Estate Income Trust Inc.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets

Cash	$166,660	$200,000
Due from affiliate	33,260	-

Total Assets	$199,920	$200,000

Liabilities and Stockholders' Equity

Accounts payable and other accrued expenses	$5,333	$-

Total liabilities	5,333	-

Commitments and Contingencies

Stockholders' Equity:

Preferred stock, $0.01 par value; 50,000,000 shares and none authorized, respectively, none issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 and 20,000 shares authorized, respectively, 20,000 shares issued and outstanding	200	200
Additional paid-in-capital	199,800	199,800
Accumulated deficit	(5,413)	-

Total Stockholders' Equity	194,587	200,000

Total Liabilities and Stockholders' Equity	$199,920	$200,000

The accompanying notes are an integral part of these financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

STATEMENT OF OPERATIONS

(Unaudited)

For the Three Months Ended March 31, 2015

Revenues	$-

Expenses:
General and administrative costs	5,413

Total expenses	5,413

Net loss	$(5,413)

Net loss per common share, basic and diluted	$(0.27)

Weighted average number of common shares outstanding, basic and diluted	20,000

The accompanying notes are an integral part of these financial statements.

4

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Shares
			Additional
	Common		Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

BALANCE, December 31, 2014	20,000	$200	$199,800	$-	$200,000

Net loss	-	-	-	(5,413)	(5,413)

BALANCE,March 31, 2015	20,000	$200	$199,800	$(5,413)	$194,587

The accompanying notes are an integral part of these financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

STATEMENT OF CASH FLOWS

(Unaudited)

For the Three Months Ended March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Increase in accounts payable and other accrued expenses	5,333
Increase in due from affiliate	(33,260)

Net cash used in operating activities	(33,340)

Net change in cash	(33,340)
Cash, beginning of year	200,000

Cash, end of period	$166,660

The accompanying notes are an integral part of these financial statements.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Notes to Financial Statements

1. Organization

Lightstone Real Estate Income Trust Inc. (‘‘Lightstone Income Trust’’), incorporated on September 9, 2014, in Maryland, intends to elect to qualify and be taxed as a real estate investment trust (‘‘REIT’’) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2015.

Lightstone Income Trust sold 20,000 Common Shares to Lightstone Real Estate Income LLC, a Delaware limited liability company (the ‘‘Advisor’’), an entity majority owned by David Lichtenstein, on September 12, 2014, for $10.00 per share. Mr. Lichtenstein also is a majority owner of the equity interests of Lightstone Income Trust’s sponsor, The Lightstone Group, LLC (the ‘‘Sponsor’’). Subject to the oversight of the Company’s board of directors (the “Board of Directors”), the Advisor has primary responsibility for making investment decisions and managing the Company’s day-to-day operations. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control the Lightstone REIT Income Trust.

Lightstone Income Trust, together with any of its subsidiaries that may exist from time to time,  are collectively referred to as the ‘‘Company’’ and the use of ‘‘we,’’ ‘‘our,’’ ‘‘us’’ or similar pronouns refers to Lightstone Income Trust or the Company as required by the context in which any such pronoun is used.

The Company’s registration statement on Form S-11 (the “Offering”), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock, par value $0.01 per share (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for $10.00 per share, subject to certain volume and other discounts (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment program (the ‘‘DRIP’’) at an initial purchase price of $9.50 per share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on February 26, 2015. As of March 31, 2015, the Company had received gross proceeds of $200,000 from the sale of 20,000 shares of its common stock, to the Advisor. The Company intends to sell shares of its common stock under the Offering until the earlier of the date on which all the shares are sold, or February 26, 2017, two years from the date the Offering was declared effective by the SEC. The Company reserves the right to reallocate the shares of common stock it is offering between the primary offering and the DRIP. Additionally, the Offering may be terminated at any time.

The Company will seek to originate, acquire and manage a diverse portfolio of real estate-related investments. The Company may invest in mezzanine loans, first lien mortgage loans, second lien mortgage loans, bridge loans and preferred equity interests, in each case with a focus on investments intended to finance development or redevelopment opportunities. The Company may also invest in debt and derivative securities related to real estate assets. The Company expects that a majority of its investments by value will be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly owned by, the Sponsor, by its affiliates or by real estate investment programs sponsored by it. As of the date of these financial statements, the Company has not acquired any real estate-related investment or other investments.

The Company has no employees. The Company intends to retain the Advisor to manage its affairs on a day-to-day basis. Orchard Securities, LLC (the ‘‘Dealer Manager’’), a third party not affiliated with the Company, the Sponsor or the Advisor, will serve as the dealer manager of the Offering. The Advisor is an affiliate of the Sponsor and will receive compensation and fees for services related to the investment and management of the Company’s assets. The Advisor will receive fees during the organization and offering, operational and liquidation/listing stages. (See Note 4 for a summary of related-party fees.)

2. Summary of Significant Accounting Policies

As the Company has not yet commenced operations, some of the significant accounting policies may or may not be relevant during the period September 9, 2014 (date of inception) through March 31, 2015, but the Company anticipates that these significant accounting policies will apply in the future.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Notes to Financial Statements

The accompanying unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. The accompanying unaudited financial statements of the Lightstone Real Estate Income Trust Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (‘‘GAAP’’). GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of real estate debt investments and securities and revenue recognition. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

The unaudited statements of operations for interim periods are not necessarily indicative of results for the full year or any other period.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash and cash equivalents are held in commercial paper and money market funds.

Real Estate-Related Debt Investments

Real estate-related debt investments are intended to be held until maturity and accordingly, will be carried at cost, net of unamortized loan fees, origination fees, discounts, premiums and unfunded commitments. Real estate-related debt investments that are deemed impaired will be carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value. Real estate-related debt investments where the Company does not intend to hold the investment for the foreseeable future or until the debt investment’s expected payoff will be classified as held for sale and recorded at the lower of cost or estimated value.

Interest income will be recognized on an accrual basis and any related premium, discount, origination costs and fees will be amortized over the life of the investment using the effective interest method. The amortization will be reflected as an adjustment to interest income in the Company’s statements of operations. The amortization of a premium or accretion of a discount will be discontinued if such debt investment is reclassified to held for sale.

Real Estate Securities

Real estate securities will be classified as available for sale on the acquisition date, which will be carried at fair value. Unrealized gains (losses) will be recorded as a component of accumulated other comprehensive income, or AOCI, in the Company’s statements of stockholders’ equity. However, the Company may elect the fair value option for certain of the available-for-sale securities, and as a result, any unrealized gains (losses) on such securities will be recorded in unrealized gain (loss) on investments in the Company’s statements of operations.

Interest income will be recognized using the effective interest method with any premium or discount amortized or accreted through earnings based on expected cash flow through the expected maturity date of the security. Changes to expected cash flow may result in a change to the yield, which will then be applied retrospectively for high-credit-quality securities that cannot be prepaid or otherwise settled in such a way that the holder would not recover substantially all the investment or prospectively for all other securities to recognize interest income.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Notes to Financial Statements

Credit Losses and Impairment on Investments

Real Estate-Related Debt Investments

Real estate-related debt investments will be considered impaired when, based on current information and events, it is probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms. The Company will assess the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of management will be required in this analysis. The Company will consider the estimated net recoverable value of the debt investment as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination will be based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the debt investment, a loan loss reserve will be recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each debt investment will be maintained at a level that is determined to be adequate by management to absorb probable losses.

Income recognition will be suspended for a debt investment at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired debt investment is in doubt, all payments will be applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired debt investment is not in doubt, contractual interest will be recorded as interest income when received, under the cash basis method, until an accrual is resumed when the debt investment becomes contractually current and performance is demonstrated to be resumed. A debt investment will be written off when it is no longer realizable or is legally discharged.

Real Estate Securities

Real estate securities for which the fair value option is elected will not be evaluated for other-than-temporary impairment (‘‘OTTI’’) as any change in fair value will be recorded in the Company’s statements of operations. Realized losses on such securities will be reclassified to realized gain (loss) on investments and other as losses occur.

Real estate securities for which the fair value option is not elected will be evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (a) the holder has the intent to sell the impaired security; (b) it is more likely than not the holder will be required to sell the security; or (c) the holder does not expect to recover the entire amortized cost of the security. When a real estate security has been deemed to be other-than-temporarily impaired due to (a) or (b), the security will be written down to its fair value and an OTTI will be recognized in the statements of operations. In the case of (c), the security will be written down to its fair value and the amount of OTTI will then be bifurcated into: (i) the amount related to expected credit losses; and (ii) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses will be recognized in the Company’s statements of operations. The remaining OTTI related to the valuation adjustment will be recognized as a component of accumulated other comprehensive income in the Company’s statements of equity. The portion of OTTI recognized through earnings will be accreted back to the amortized cost basis of the security through interest income, while amounts recognized through other comprehensive income will be amortized over the life of the security with no impact on earnings. Real estate securities which are not high- credit-quality will be considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI will then be bifurcated as discussed above.

Deferred Financing Costs

The Company will capitalize initial direct costs associated with financing activities. The costs will be capitalized upon the execution of the loan and amortized over the initial term of the corresponding loan. Amortization of deferred loan costs will begin in the period during which the loan is originated using the effective interest method over the term of the loan.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Notes to Financial Statements

Income Taxes

As of March 31, 2015 and December 31, 2014, the Company is subject to federal income taxes as a regular (subchapter C) corporation. The Company intends to elect to be taxed as a REIT commencing with the taxable year ended December 31, 2015. If the Company qualifies as a REIT, it generally will not be subject to U.S. federal income tax on its taxable income or capital gain that it distributes to its stockholders. To maintain its REIT qualification, the Company must meet a number of organizational and operational requirements, including a requirement that it annually distribute to its stockholders at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If the Company fails to remain qualified for taxation as a REIT in any subsequent year and does not qualify for certain statutory relief provisions, its income for that year will be taxed at regular corporate rates, and it may be precluded from qualifying for treatment as a REIT for the four-year period following its failure to qualify as a REIT. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders.

Additionally, even if the Company qualifies as a REIT, it may still be subject to some U.S. federal, state and local taxes on its income and property and to U.S. federal income taxes and excise taxes on its undistributed income.

To maintain qualification as a REIT, the Company may engage in certain activities through a wholly owned taxable REIT subsidiary (‘‘TRS’’). A TRS will be subject to U.S. federal, state, local and foreign income taxes.

Organization and Offering Expenses

Organization and offering expenses include all the expenses incurred in connection with the Offering. Organization and offering expenses (other than selling commissions and dealer manager fee) of the Company may be paid by the Advisor on behalf of the Company.

These costs include all costs and expenses paid by the Company in connection with its formation and the offering, including the Company’s legal, accounting, printing, mailing and filing fees, charges of the escrow agent, reimbursements to the Dealer Manager and participating broker-dealers for due diligence expenses set forth in detailed and itemized invoices, amounts to reimburse the Advisor for its portion of the salaries of the employees of its affiliates who provide services to the Advisor, and other costs in connection with administrative oversight of such offering and the marketing process, such as preparing supplemental sales materials, holding educational conferences and attending retail seminars conducted by the Dealer Manager or participating broker-dealers.

The Advisor will advance the organization and offering expenses to the extent that the Company does not have the funds to pay such expenses. Organization and offering expenses advanced by the Advisor will not be liabilities to the Company unless and until the Company has sold a minimum of 200,000 Common Shares (excluding Common Shares purchased by New York, Tennessee and Pennsylvania investors) and the Offering breaks escrow. Once the Offering breaks escrow, the Company will record any offering expenses incurred from its inception to stockholder’s equity as a reduction to additional paid-in capital (‘‘APIC’’) as well as any organization costs incurred from its inception as a general and administrative cost and repay the Advisor with available funds for any costs paid by the Advisor. Through March 31, 2015, approximately $1.4 million has been incurred for organization and offering expenses. The Company has not recorded any of the organization and offering expenses incurred as a liability as the Offering has not broken escrow.

Accounting for Derivative Financial Instruments and Hedging Activities

The Company may enter into derivative financial instrument transactions in order to mitigate interest rate risk on a related financial instrument. The Company may designate these derivative financial instruments as hedges and apply hedge accounting. The Company will record all derivative instruments at fair value on the balance sheet.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Notes to Financial Statements

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, will be considered cash flow hedges. The Company will formally document all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. The Company will periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges will be accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in AOCI within stockholder’s equity. Amounts will be reclassified from AOCI to the statement of operations in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges. The effective portion of the derivatives gain or loss will be initially reported as a component of AOCI and subsequently reclassified into earnings when the transaction affects earnings. The ineffective portion of the gain or loss will be reported in earnings immediately.

Stock-Based Compensation

The Company intends to adopt a stock incentive plan to align the long-term financial interest of its independent directors, officers and employees (if it ever has employees), employees of the Advisor and other affiliates, certain of its consultants and certain consultants to the Advisor and other affiliates who, directly or indirectly, provide services to the Company, with those of the stockholders. Awards will be granted at the fair market value on the date of the grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding the volatility, dividend yield, risk-free interest rate, expected life, and exercise price as compared to the underlying stock price on the grant date. As stock-based compensation expense recognized in the statements of operations will be based on awards ultimately expected to vest, the amount of expense will be reduced for forfeitures estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The tax benefits associated with these stock-based payments will be classified as financing activities in the statement of cash flows as required under previous regulations.

Concentration of Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed U.S. federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Basic and Diluted Net Earnings per Common Share

Net earnings per Common Share will be computed by dividing the net income/(loss) by the weighted average number of shares of common stock outstanding. Diluted income per Common Share takes into account the effect of dilutive instruments, such as stock options, but uses the average Common Share price for the period in determining the number of incremental Common Shares that are to be added to the weighted-average number of Common Shares outstanding.

New Accounting Pronouncements

In May 2014, the FASB issued an accounting standards update that completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards. The update applies to all companies that enter into contracts with customers to transfer goods or services and is effective for us for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted and companies have the choice to apply the update either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying the update at the date of initial application (January 1, 2017) and not adjusting comparative information. The Company is currently evaluating the requirements and impact of this update on its financial statements.

In April 2015, the FASB issued an accounting standards update to simplify the presentation of debt issuance costs. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This new guidance will be effective for the Company beginning January 1, 2016. The Company is currently evaluating the impact of this standard on the Company’s financial statements.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Notes to Financial Statements

The Company has reviewed and determined that other recently issued accounting pronouncements will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its operations.

3. Stockholders’ Equity

Preferred Stock

The Company’s charter authorizes the Company’s board of directors to designate and issue one or more classes or series of preferred stock without approval of the holders of Common Shares. On February 11, 2015, the Company amended and restated its charter to authorize the issuance of 50,000,000 shares of preferred stock. Prior to the issuance of shares of each class or series, the board of directors will be required by Maryland law and by the charter to set, subject to the charter restrictions on ownership and transfer of stock, the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of each class or series of preferred stock so issued, which may be more beneficial than the rights, preferences and privileges attributable to Common Shares. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. As of March 31, 2015 and December 31, 2014, the Company had no outstanding shares of preferred stock.

Common Shares

Subject to the restrictions on ownership and transfer of stock contained in the Company’s charter and except as may otherwise be specified in the charter, the holders of Common Shares will be entitled to one vote per Common Share on all matters submitted to a stockholder vote, including the election of the Company’s directors. There will be no cumulative voting in the election of directors. Therefore, the holders of a majority of outstanding Common Shares will be able to elect the Company’s entire board of directors. Except as the Company’s charter may provide with respect to any series of preferred stock that the Company may issue in the future, the holders of Common Shares will possess exclusive voting power.

Holders of the Company’s Common Shares will be entitled to receive such distributions as authorized from time to time by the Company’s board of directors and declared out of legally available funds, subject to any preferential rights of any preferred stock that the Company issues in the future. In any liquidation, each outstanding Common Share will entitle its holder to share (based on the percentage of Common Shares held) in the assets that remain after the Company pays its liabilities and any preferential distributions owed to preferred stockholders. Holders of Common Shares will not have preemptive rights, which means that there will be no automatic option to purchase any new Common Shares that the Company issues, nor will holders of Common Shares have any preference, conversion, exchange, sinking fund or redemption rights. Holders of Common Shares will not have appraisal rights unless the board of directors determines that appraisal rights apply, with respect to all or any classes or series of stock, to a particular transaction or all transactions occurring after the date of such determination in connection with which holders of such Common Shares would otherwise be entitled to exercise appraisal rights. Common Shares will be nonassessable by the Company upon its receipt of the consideration for which the board of directors authorized their issuance.

On February 11, 2015, the Company amended and restated its charter to authorize the issuance of 200,000,000 Common Shares. Under the charter, the Company will not be able to make certain material changes to its business form or operations without the approval of stockholders holding at least a majority of the shares of its stock entitled to vote on the matter. The Company had 20,000 shares of common stock outstanding as of March 31, 2015 and December 31, 2014.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Notes to Financial Statements

Stock Incentive Plan

The Company intends to adopt a stock incentive plan to align the long-term financial interest of its independent directors, officers and employees (if we ever have employees), employees of the Advisor and other affiliates, certain of the Company’s consultants and certain consultants to the Advisor and other affiliates who, directly or indirectly, provide consulting services to us, with those of its stockholders. The Company’s board of directors intends to design long-term incentive awards to ensure that eligible officers, employees, consultants and independent directors have a continuing stake in the Company's long-term success, that the total compensation realized by the Company's executive officers reflects its multi-year performance as measured by the efficient use of capital and changes in stockholder value, and that a portion of the Company's executive officers’ total compensation is earned over a multi-year period and is forfeitable if the employment of the executive officer is terminated.

The Company’s board of directors has the full authority to administer and interpret the plan, including to grant to the Company's independent directors, officers and employees (if we ever have employees), employees of the Advisor and other affiliates, certain of the Company's consultants and certain consultants to the Advisor and other affiliates who, directly or indirectly, provide consulting services to us (a) stock options, (b) stock appreciation rights, (c) restricted stock, (d) performance shares, and (e) other stock-based awards; to determine, in accordance with the terms of the stock incentive plan, the number of Common Shares to be covered by each award granted and the terms and conditions, consistent with the terms of the stock incentive plan, of any award granted; and generally, to exercise such powers and to perform such acts as the Company’s board of directors deems necessary or expedient to promote the Company’s best interests that are not in conflict with the provisions of the stock incentive plan. The Company’s board of directors, however, may not take any action under the Company’s stock incentive plan that would result in a repricing of any stock option without having first obtained the affirmative vote of the Company’s stockholders. The aggregate number of Common Shares that may be issued or used for reference purposes or with respect to which awards may be granted under the stock incentive plan will not exceed 5% of the Company’s outstanding Common Shares on a fully diluted basis at any time (subject to adjustment for stock splits, combinations, reclassifications, reorganizations and certain other specified events pursuant to the stock incentive plan).

The Company’s board of directors intends to continually evaluate the use of equity-based awards and intends to use such awards as part of designing and administering the Company’s compensation program. We expect to make grants at regular intervals.

The Company intends to follow a practice of granting equity incentives on an annual basis to the Company’s independent directors, officers and employees (if we ever have employees), employees of the Advisor and other affiliates, certain of the Company’s consultants and certain consultants to the Advisor and other affiliates who, directly or indirectly, provide consulting services to us. We also may make grants (a) on the commencement of employment or engagement, as applicable, of the participant, (b) to key employees of us or the Advisor or its affiliates following a significant change in job responsibilities, or (c) to meet specific retention objectives. Grants will be issued on the date they are approved by the Company’s board of directors, except in certain circumstances, such as for new hires, who may be granted awards on or following commencement of employment on the second day after we release the Company’s financial results for that quarter. The exercise price for stock options will be determined by the Company’s board of directors at the time of the grant and will not be less than 100% (or, in the case of an incentive stock option granted to a ten percent stockholder, 110%) of the fair market value of the Common Shares at the time of the grant. The Company’s board of directors will set the vesting schedule, which may be subject to the attainment of specified performance targets or such other factors as the Company’s board of directors may determine, in its sole discretion.

The stock incentive plan and the awards granted under the plan will not affect the power of the Company’s board of directors or stockholders to make or authorize: (a) any adjustment, recapitalization, reorganization or other change in the Company’s capital structure or the Company’s business; (b) any merger or consolidation of the Company or any affiliate of the Company; (c) any issuance of bonds, debentures, preferred or prior preference stock ahead of or affecting the Company’s Common Shares; (d) the dissolution or liquidation of the Company or any affiliate of the Company; (e) any sale or transfer of all or part of the assets or business of the Company or any affiliate of the Company; (f) any stock split, reverse stock split, stock dividend, subdivision, combination or reclassification of shares that may be issued under the stock incentive plan; or (g) any other corporate act or proceeding. In addition, if any change in the Company’s capital structure occurs pursuant to any stock split, reverse stock split, stock dividend, subdivision, combination or reclassification of shares that may be issued under the stock incentive plan, any recapitalization, any merger, any consolidation, any spinoff, any reorganization or any partial or complete liquidation, or any other corporate transaction or event having an effect similar to the foregoing, then any of the following shall be appropriately adjusted: (i) the aggregate number and kind of shares of stock that may thereafter be issued under the stock incentive plan; (ii) the number and kind of shares of stock or other property (including cash) to be issued upon exercise of an outstanding award or under other awards granted under the stock incentive plan; (iii) the purchase price thereof; and/or (iv) the individual participant limitations set forth in the stock incentive plan (other than those based on cash limitations). In addition, if there shall occur any change in the Company’s capital structure or business other than any of those set forth in the preceding sentence, then the Company’s board of directors may adjust any award or make such other adjustments to the stock incentive plan. Awards under the stock incentive plan are intended to either be exempt from, or comply with, the applicable requirements of, Section 409A of the Internal Revenue Code of 1986, as amended, and any award agreement shall be limited, construed and interpreted in accordance with such intent.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Notes to Financial Statements

Upon a change in control (as defined under the stock incentive plan) of the Company, and except as otherwise provided by the Company’s board of directors in an award agreement or in a written employment agreement, outstanding unvested awards will vest in full, but restrictions (other than vesting conditions) to which restricted shares or any other award granted prior to the change in control are subject will not lapse.

4. Related Party Transaction and Other Arrangements

The Advisor has agreed to advance the Company the funds to pay organization and offering expenses until the Company breaks escrow. During the three months ended March 31, 2015 the Company paid $33,260 related to organizational and offering expenses that the Advisor will reimburse us for, the amounts are recorded in due from affiliate on the balance sheet.

The Company has agreements with the Dealer Manager and the Advisor to pay certain fees, as follows, in exchange for services performed by these entities and other affiliated entities. The following table summarizes all the compensation and fees the Company may pay to the Dealer Manager or to the Advisor or its affiliates, including amounts to reimburse their costs in providing services.

Organization and Offering Stage

Fees	Amount

Selling Commissions	The Dealer Manager will receive selling commissions in an amount of up to 7% of the gross proceeds in the primary offering. The Dealer Manager will reallow all selling commissions to the participating broker-dealer who actually sold the Common Shares. Selling commissions are expected to be approximately $21.0 million if the maximum offering of 30 million shares of common stock is sold under the Offering. Alternatively, a participating broker-dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of Common Shares, of which 2.5% will be paid at the time of such sale and 1% will be paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale, in which event, a portion of the dealer manager fee will be reallowed such that the combined selling commission and dealer manager fee do not exceed 10% of the gross offering proceeds (excluding securities purchased through the DRIP). From the Company’s inception through March 31, 2015, the Company has not incurred any selling commissions.

Dealer Manager Fee	The Dealer Manager will receive a dealer manager fee in an amount of up to 3% of gross proceeds in the primary offering. The Dealer Manager, in its sole discretion, may reallow all or any portion of the dealer manager fee to participating broker-dealers as a marketing fee. No dealer manager fee will be paid with respect to sales under the DRIP. The dealer manager fee will be reduced to 2.5% of the gross proceeds on sales by a participating broker- dealer in the Company’s primary offering if a participating broker-dealer elects to receive the 7.5% fee described in ‘‘— Selling Commissions’’ above. The aggregate estimated dealer manager fee is expected to be approximately $9.0 million if the maximum offering of 30 million Common Shares is sold under the Offering. From the Company’s inception through March 31, 2015, the Company has not incurred any dealer manager fees.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Notes to Financial Statements

Organization and Offering Expenses	The Company will reimburse the Advisor for all organization and offering expenses that it funds in connection with the Offering, other than the selling commissions and dealer manager fee. The Company expects that such organization and offering expenses, other than selling commissions and dealer manager fee, will amount to approximately 2% of gross offering proceeds. In no event will organization and offering expenses (inclusive of selling commissions and dealer manager fees) exceed 15% of gross offering proceeds.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Notes to Financial Statements

Operational Stage

Fees	Amount

Acquisition Fee	The Company will pay to the Advisor or its affiliates 1% of the amount funded by us to originate or acquire an investment (including the Company’s pro rata share (direct or indirect) of debt incurred in respect of such investment, but excluding acquisition fees and acquisition expenses). Notwithstanding the foregoing, the Company will not pay any acquisition fee to the Advisor or any of its affiliates with respect to any transaction between the Company and the Sponsor, any of its affiliates or any program sponsored by it. Assuming no origination or acquisition transactions between the Company and the Sponsor, any of its affiliates or any program sponsored by it, the estimated aggregate acquisition fees are expected to be approximately $10.6 million, if the maximum offering of 30 million Common Shares is sold under the Offering, assuming an aggregate long-term permanent leverage of approximately 75%.

Acquisition Expenses	The Company will reimburse the Advisor for expenses actually incurred related to selecting, originating or acquiring investments on the Company’s behalf, regardless of whether the Company actually acquires the related investments. In addition, the Company will pay third parties, or reimburse the Advisor or its affiliates, for any investment-related expenses due to third parties, including, but not limited to, legal fees and expenses, travel and communications expenses, accounting fees and expenses and other closing costs and miscellaneous expenses, regardless of whether the Company acquires the related investments. The Company estimates that total acquisition expenses (including those paid to third parties, as described above) will be approximately 0.6% of the amount funded by us to originate or acquire an investment (including the Company’s pro rata share (direct or indirect) of debt attributable to such investment, but excluding acquisition fees and acquisition expenses). In no event will the total of all acquisition fees and acquisition expenses (including those paid to third parties, as described above) with respect to a particular investment be unreasonable or, except in limited circumstances, exceed 5% of the amount funded by us to originate or acquire an investment (including the Company’s pro rata share (direct or indirect) of debt attributable to such investment, but exclusive of acquisition fees and acquisition expenses). The estimated aggregate acquisition expenses are expected to be approximately $6.3 million, if the maximum offering of 30 million Common Shares is sold under the Offering, assuming an aggregate long-term permanent leverage of approximately 75%.

Asset Management Fee	The Company will pay the Advisor or its assignees a monthly asset management fee equal to one-twelfth (1⁄12) of 1% of the cost of the Company’s assets. The cost of the Company’s assets means the amount funded by the Company for investments, including expenses and any financing attributable to such investments, less any principal received on such investments.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Notes to Financial Statements

Operational Stage (continued)

Fees	Amount

Operating Expenses	Beginning 12 months after the original effective date of the Offering, the Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company generally will not reimburse the Advisor for any amount by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets (as defined in the advisory agreement), and (ii) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of investments for that period. After the end of any fiscal quarter for which the Company’s total operating expenses exceed this 2%/25% limitation for the four fiscal quarters then ended, if the Company’s independent directors exercise their right to conclude that this excess was justified, this fact will be disclosed in writing to the holders of Common Shares within 60 days. If the Company’s independent directors do not determine such excess expenses are justified, the Advisor is required to reimburse the Company, at the end of the four preceding fiscal quarters, by the amount that the Company’s aggregate annual total operating expenses paid or incurred exceed this 2%/25% limitation.

Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services; however, the Company will not reimburse the Advisor for (a) services for which the Advisor or its affiliates are entitled to compensation in the form of a separate fee, or (b) the salaries and benefits of the Company’s named executive officers.

Liquidation/Listing Stage

Fees	Amount
Disposition Fee

For substantial assistance in connection with the sale of investments and based on the services provided, as determined by the Company’s independent directors, the Company will pay to the Advisor or any of its affiliates a disposition fee equal to up to 1% of the contract sales price of each investment sold. The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt instrument unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (a) 1% of the principal amount of the debt prior to such transaction; and (b) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of debt, the Company will pay a disposition fee upon the sale of such property.

Annual Subordinated Performance Fee

The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the annual return to holders of Common Shares, payable annually in arrears. Specifically, in any year in which holders of Common Shares receive payment of an 8% annual cumulative, pre-tax, non- compounded return on the aggregate capital contributed by them, the Advisor will be entitled to 15% of the amount in excess of the 8% per annum return; provided, that the annual subordinated performance fee will not exceed 10% of the aggregate return paid to the holders of Common Shares for the applicable year, and provided, further, that the annual subordinated performance fee will not be paid unless and until holders of Common Shares receive a return of the aggregate capital contributed by them. This fee will be payable only from net sales proceeds, which results in, or is deemed to result in, the return on the aggregate capital contributed by holders of Common Shares plus 8% per annum thereon.

Subordinated Participation in Net Sales Proceeds (payable only if the Company is not listed on an exchange and the advisory agreement is not terminated or non-renewed)

The Advisor will receive from time to time, when available, including in connection with a merger, consolidation or sale, or other disposition of all or substantially all the Company’s assets, 15% of remaining “net sales proceeds” (as defined in the Company’s charter) after return of capital contributions plus payment to holders of Common Shares of an 8% annual cumulative, pre-tax, non-compounded return on the aggregate capital contributed by them.

Subordinated Incentive Listing Fee (payable only if we are listed on an exchange)	Upon the listing of the Common Shares on a national securities exchange, including a listing in connection with a merger or other business combination, the Advisor will receive a fee equal to 15% of the amount by which the sum of the Company’s market value (determined after listing) plus distributions attributable to net sales proceeds paid to the holders of Common Shares exceeds the sum of the aggregate capital contributed by them plus an amount equal to an 8% annual cumulative, pre-tax, non-compounded return.

Liquidation/Listing Stage (continued)

Fees	Amount
Subordinated Fee upon Termination or Non- Renewal of the Advisory Agreement

Upon termination or non-renewal of the advisory agreement with or without cause, including for poor performance by the Advisor, the Advisor will be entitled to receive a fee equal to 15% of the amount by which the sum of the market value of the Company’s investments (as of the date of termination or non-renewal) plus distributions attributable to net sales proceeds paid to holders of Common Shares exceeds the sum of the aggregate capital contributed by them plus an amount equal to an 8% annual cumulative, pre-tax, non-compounded return; provided, however, that the subordinated fee upon termination or non-renewal of the advisory agreement will not be paid unless and until holders of Common Shares receive a return of the aggregate capital contributed by them plus 8% annually thereon.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying financial statements of Lightstone Real Estate Income Trust Inc. (‘‘Lightstone Income Trust’’), and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Lightstone Real Estate Income Trust Inc., a Maryland corporation, and any of its subsidiaries that may exist from time to time.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by us with the Securities and Exchange Commission (the “SEC”), contain or will contain, forward-looking statements. All statements, other than statements of historical facts, including, among others, statements regarding our possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Lightstone Real Estate Income Trust Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that actual results may differ materially from those contemplated by such forward-looking statements.

Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements.

Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and market conditions, competition, tenant or joint venture partner(s) bankruptcies, our lack of operating history, the availability of cash flows from operations to pay distributions, changes in governmental, tax, real estate and zoning laws and regulations, failure to increase tenant occupancy and operating income, rejection of leases by tenants in bankruptcy, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases, the financial stability of various tenants and industries, the failure of the Company to make additional investments in real estate properties, the failure to upgrade our tenant mix, restrictions in current financing arrangements, the failure to fully recover tenant obligations for common area maintenance, insurance, taxes and other property expenses, the failure of the Company to continue to qualify as a real estate investment trust (“REIT”), the failure to refinance debt at favorable terms and conditions, an increase in impairment charges, loss of key personnel, failure to achieve earnings/funds from operations targets or estimates, conflicts of interest with the Advisor and the Sponsor and their affiliates, failure of joint venture relationships, significant costs related to environmental issues as well as other risks listed from time to time in this Form 10-Q, our Registration Statements on Form S-11, as the same may be amended and supplemented from time to time, and in the Company’s other reports filed with the SEC.

We believe these forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are qualified in their entirety by these cautionary statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time unless required by law.

Overview

Lightstone Income Trust, together with any of its subsidiaries that may exist from time to time, are collectively referred to as the ‘‘Company’’ and the use of ‘‘we,’’ ‘‘our,’’ ‘‘us’’ or similar pronouns refers to Lightstone Income Trust or the Company as required by the context in which any such pronoun is used.

Lightstone Income Trust will seek to originate, acquire and manage a diverse portfolio of real estate-related investments. The Company may invest in mezzanine loans, first lien mortgage loans, second lien mortgage loans, bridge loans and preferred equity interests, in each case with a focus on investments intended to finance development or redevelopment opportunities. We may also invest in debt and derivative securities related to real estate assets. We expect that a majority of our investments by value will be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly owned by, the Sponsor, by its affiliates or by real estate investment programs sponsored by it. As of the date of these financial statements, the Company has not acquired any real estate-related investment or other investments.

Capital required to originate and acquire investments and conduct our operations  is expected to be obtained from public offerings of shares of our common stock and from any indebtedness that we may incur either in connection with the acquisition of any real estate and real estate related investments or thereafter. We are dependent upon the net proceeds from public offerings of our common stock to conduct our proposed activities.

We sold 20,000 Common Shares to Lightstone Real Estate Income LLC, a Delaware limited liability company (the ‘‘Advisor’’), an entity majority owned by David Lichtenstein, on September 12, 2014, for $10.00 per share. Mr. Lichtenstein also is a majority owner of the equity interests of our sponsor, The Lightstone Group, LLC (the ‘‘Sponsor’’).

Our registration statement on Form S-11(the “Offering”), pursuant to which we are offering to sell up to 30,000,000 shares of our common stock (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for $10.00 per share, subject to certain volume and other discounts (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment plan (the “DRIP”) at an initial purchase price of $9.50 per share) was declared effective by Securities and Exchange Commission under the Securities Act of 1933 on February 26, 2015. As of March 31, 2015, we had received gross proceeds of $200,000 from the sale of 20,000 shares of our common stock, to our advisor.

We have no employees. We intend to retain the Advisor to manage our affairs on a day-to-day basis. Orchard Securities, LLC (the ‘‘Dealer Manager’’) will serve as the dealer manager of our public offering. The Advisor is an affiliate of the Sponsor. The Advisor will receive compensation and fees for services related to the investment and management of our assets during our offering, acquisition, operational and liquidation stages.

To maintain our qualification as a REIT, we may engage in certain activities through wholly-owned taxable REIT subsidiaries (“TRS”). As such, we will be subject to U.S. federal and state income and franchise taxes from these activities.

Current Environment

Our operating results as well as our investment opportunities are impacted by the health of the North American economies.  Our business and financial performance may be adversely affected by current and future economic conditions, such as availability of credit, financial markets volatility, and recession.

Our business may be affected by market and economic challenges experienced by the U.S. and global economies. These conditions may materially affect the value and performance of our properties, and may affect our ability to pay distributions, the availability or the terms of financing that we have or may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due

We are not aware of any other material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of real estate and real estate related investments, other than those referred to in this Form 10-Q.

Critical Accounting Policies

Below is a discussion of the accounting policies that management believes will be critical once we commence operations. Our accounting policies have been established to conform with GAAP. We consider these policies critical because they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Real Estate-Related Debt Investments in General

Real estate-related debt investments generally will be intended to be held to maturity and, accordingly, will be carried at cost, net of unamortized loan fees, origination fees, premium, discount and unfunded commitments. Real estate-related debt investments that are deemed to be impaired will be carried at amortized cost less a loan loss reserve, if deemed appropriate, which will approximate fair value. Real estate-related debt investments that we do not intend to hold for the foreseeable future or until their expected payoff will be classified as held for sale and recorded at the lower of cost or estimated value.

Real Estate Securities in General

We will classify our real estate securities investments as available for sale on the acquisition date, which will be carried at fair value. Unrealized gains (losses) will be recorded as a component of accumulated other comprehensive income in our statements of equity. However, we may elect the fair value option for certain of our available-for-sale securities, and as a result, any unrealized gains (losses) on such securities will be recorded in unrealized gain (loss) on investments and other in our statements of operations.

Revenue Recognition

Real Estate-Related Debt Investments

Interest income will be recognized on an accrual basis and any related premium, discount, origination costs and fees will be amortized over the life of the investment using the effective interest method. The amortization will be reflected as an adjustment to interest income in our statements of operations. The amortization of a premium or accretion of a discount will be discontinued if such debt investment is reclassified to held for sale.

Real Estate Securities

Interest income will be recognized using the effective interest method with any premium or discount amortized or accreted through earnings based on expected cash flow through the expected maturity date of the security. Changes to expected cash flow may result in a change to the yield, which will then be applied retrospectively for high-credit-quality securities that cannot be prepaid or otherwise settled in such a way that the holder would not recover substantially all the investment or prospectively for all other securities to recognize interest income.

Credit Losses and Impairment on Investments

Real Estate-Related Debt Investments

Real estate-related debt investments will be considered impaired when, based on current information and events, it is probable that we will not be able to collect principal and interest amounts due according to the contractual terms. We will assess the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of management will be required in this analysis. We will consider the estimated net recoverable value of the debt investment as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination will be based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the debt investment, a loan loss reserve will be recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each debt investment will be maintained at a level that is determined to be adequate by management to absorb probable losses.

Income recognition will be suspended for a debt investment at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired debt investment is in doubt, all payments will be applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired debt investment is not in doubt, contractual interest will be recorded as interest income when received, under the cash basis method, until an accrual is resumed when the debt investment becomes contractually current and performance is demonstrated to be resumed. A debt investment will be written off when it is no longer realizable or is legally discharged.

Real Estate Securities

Real estate securities for which the fair value option is elected will not be evaluated for other-than-temporary impairment, or OTTI, as any change in fair value will be recorded in our statements of operations. Realized losses on such securities will be reclassified to realized gain (loss) on investments and other as losses occur.

Real estate securities for which the fair value option is not elected will be evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (a) the holder has the intent to sell the impaired security; (b) it is more likely than not the holder will be required to sell the security; or (c) the holder does not expect to recover the entire amortized cost of the security. When a real estate security has been deemed to be other-than-temporarily impaired due to (a) or (b), the security will be written down to its fair value and an OTTI will be recognized in the statements of operations. In the case of (c), the security will be written down to its fair value and the amount of OTTI will then be bifurcated into: (i) the amount related to expected credit losses; and (ii) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses will be recognized in our statements of operations. The remaining OTTI related to the valuation adjustment will be recognized as a component of accumulated other comprehensive income in our statements of equity. The portion of OTTI recognized through earnings will be accreted back to the amortized cost basis of the security through interest income, while amounts recognized through other comprehensive income will be amortized over the life of the security with no impact on earnings. Real estate securities which are not high-credit-quality will be considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI will then be bifurcated as discussed above.

Investments in Unconsolidated Entities

We will evaluate investments in other entities for consolidation. We will consider the percentage interest in the joint venture, evaluation of control and whether a variable interest entity exists when determining if the investment qualifies for consolidation.

Under the equity method, the investment will be recorded initially at cost, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. The net income or loss of each investor will be allocated in accordance with the provisions of the operating agreement of the entity. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences between the carrying amount of our investment in the respective joint venture and our share of the underlying equity of such unconsolidated entity will be amortized over the respective lives of the underlying assets as applicable. These items will be reported as a single line item in the statements of operations as income or loss from investments in unconsolidated affiliated entities. Under the cost of accounting, the investment will be recorded initially at cost, and subsequently adjusted for cash contributions and distributions resulting from any capital events. Dividends earned from the underlying entity will be recorded as interest income.

On a quarterly basis, we will assess whether the value of our investments in unconsolidated entities has been impaired. An investment is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. The ultimate realization of our investment in partially owned entities is dependent on a number of factors including the performance of that entity and market conditions. If we determine that a decline in the value of a partially owned entity is other than temporary, we will record an impairment charge.

Accounting for Organization and Other Offering Costs

We will record selling commissions and dealer manager fees paid to our dealer manager, and other third-party offering expenses such as registration fees, due diligence fees, marketing costs and professional fees, as a reduction against additional paid-in capital. Any organization costs will be expensed to general and administrative costs.

Results of Operations

We were incorporated in the State of Maryland on September 9, 2014 and, as of the date of this filing, we have not commenced operations. We will not commence any significant operations until we have sold a minimum of 200,000 Common Shares (excluding Common Shares purchased by New York, Tennessee and Pennsylvania investors). Purchases of Common Shares by our advisor, directors, officers and other affiliates will be included for purposes of determining whether the minimum of 200,000 Common Shares required to release funds from the escrow account has been sold.

For the Three Months Ended March 31, 2015

General and administrative expenses

General and administrative costs were $5,413 for the three months ended March 31, 2015. General and administrative costs for the three ended March 31, 2015 primarily consist of corporate board of director’s fees as well as corporate filing fees. We expect that once we commence operations, general and administrative costs will increase in the future.

Financial Condition, Liquidity and Capital Resources

We will be dependent upon the net proceeds from this offering to conduct our proposed operations. We will obtain the capital required to originate and acquire investments and conduct our operations from the proceeds of this offering, any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As March 31, 2015, we have not made any investments, and our total assets consist, as of March 31, 2015, of $166,660 in cash and $33,260 due from our affiliate.

We will not sell any Common Shares in this offering unless we sell a minimum of 200,000 Common Shares (excluding Common Shares purchased by New York, Tennessee and Pennsylvania investors). Purchases of Common Shares by our advisor, directors, officers and other affiliates will be included for purposes of determining whether the minimum of 200,000 Common Shares required to release funds from the escrow account has been sold. If we are unable to raise substantially more funds in the offering than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific investments. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in this offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to pay distributions.

We currently have no outstanding debt. Once we have fully invested the proceeds of this offering, assuming we sell the maximum amount, our portfolio-wide loan-to-value ratio (calculated after the close of this offering) will be approximately 25%. For purposes of calculating our 25% target leverage, we will determine the loan-to-value ratio on our portfolio based on the greater of the aggregate cost and the fair market value of our investments and other assets. There is no limitation on the amount we may borrow for the purchase or origination of any single investment. Our charter allows us to incur leverage up to 300% of our total “net assets” (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. We may only exceed this 300% limit with the approval of a majority of our independent directors. During the early stages of this offering, our independent directors may be more likely to approve debt in excess of this limit. In all events, we expect that our secured and unsecured borrowings will be reasonable in relation to the net value of our assets and will be reviewed by our board of directors at least quarterly.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and dealer manager fee. During this stage, we also will make payments to our advisor for reimbursement of certain other organization and offering expenses. However, we do not expect that our total payments for other organization and offering expenses would exceed 2% of gross offering proceeds. During our operational stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of investments and the management of our assets and to reimburse certain costs incurred by our advisor in providing services to us. For a discussion of the compensation to be paid to our advisor and its affiliates and the dealer manager, see “Compensation Table.” The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our independent directors.

To maintain our qualification as a REIT after attaining it, we generally are required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. We expect that our board of directors will authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. Once we commence paying distributions, we expect to pay distributions monthly and continue paying distributions monthly unless our results of operations, our general financial condition, general economic conditions or other factors make it imprudent to do so. The timing and amount of distributions will be determined by our board and will be influenced in part by its intention to comply with REIT requirements of the Code. We have not established a minimum distribution level.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

For the Three Months Ended March 31, 2015

Net cash used in operating activities	$(33,340)

Net change in cash	(33,340)
Cash, beginning of year	200,000
Cash, end of the period	$166,660

Operating activities

The net cash used in operating activities of $33,340 during the 2015 period primarily related to general and administrative costs of $80 and organization offering expenses of $33,260. Our Advisor has agreed to advance us the funds to pay organization and offering expenses until we break escrow. During the three months ended March 31, 2015 we paid $33,260 related to organizational and offering expenses that our advisor will reimburse us for.

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Distribution Reinvestment Plan and Share Repurchase Program

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. The offering provides for 10.0 million shares available for issuance under our DRIP and our initial DRIP price per share of common stock is $9.50.

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions.

As of March 31, 2015 no shares have been repurchased under our share repurchase program.

Our Board of Directors reserves the right to terminate either program for any reason without cause by providing written notice of termination of the DRIP to all participants or written notice of termination of the share repurchase program to all stockholders.

Contractual Obligations

None.

Funds from Operations and Modified Funds from Operations

We believe that FFO and MFFO, both of which are non-GAAP measures, are additional appropriate measures of the operating performance of a REIT and of us in particular. We compute FFO in accordance with the standards established by NAREIT as net income (loss) (computed in accordance with GAAP), excluding gains (losses) from sales of depreciable property, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, impairment on depreciable property owned directly or indirectly and after adjustments for unconsolidated ventures. We believe that FFO is a useful and standard supplemental measure of the operating performance for REITs and is used frequently by securities analysts, investors and other interested parties in evaluating REITs, many of which present FFO when reporting their operating results.

Changes in the accounting and reporting rules under GAAP that have been put into effect since the establishment of NAREIT’s definition of FFO have prompted an increase in the non-cash and non-operating items included in FFO. For instance, the accounting treatment for acquisition fees related to business combinations has changed from being capitalized to being expensed. Additionally, non-traded REITs are typically different from traded REITs because they generally anticipate a liquidity event or have a targeted exit strategy. Non-traded REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation as compared to later years when the proceeds from their initial public offering have been fully invested and when they may seek to implement a liquidity event or other exit strategy.

Acquisition fees paid to our advisor in connection with the origination and acquisition of investments are amortized over the life of the investment as an adjustment to income under GAAP and are therefore included in the computation of net income (loss) and income (loss) from operations, both of which are performance measures under GAAP. Such acquisition fees are paid in cash that would otherwise be available to distribute to our stockholders. If proceeds from our offering are not sufficient to fund the payment or reimbursement of acquisition fees and expenses to our advisor, such fees would be paid from other sources, including new financing, operating cash flow, net proceeds from the sale of investments or from other cash flow. We believe that acquisition fees incurred by us negatively impact our operating performance during the period in which such investments are originated or acquired by reducing cash flow and therefore the potential distributions to our stockholders. However, we expect that we usually will earn origination fees for debt investments from our borrowers in an amount equal to the acquisition fees paid to our advisor, and that as a result, the impact of acquisition fees to our operating performance and cash flow will be minimal.

The origination and acquisition of investments and the corresponding acquisition fees paid to our advisor (and any offsetting origination fees received from our borrowers) associated with such activity is a key operating feature of our business plan that results in generating income and cash flow in order to pay distributions to our stockholders. Therefore, the exclusion for acquisition fees may be of limited value in calculating operating performance because acquisition fees affect our overall long-term operating performance and may be recurring in nature as part of net income (loss) and income (loss) from operations over our life.

Due to certain of the unique features of non-traded REITs, the IPA standardized a performance measure known as MFFO and recommends the use of MFFO for such REITs. Management believes MFFO is a useful performance measure to evaluate our business and further believes it is important to disclose MFFO in order to be consistent with the IPA recommendation and other non-traded REITs. MFFO that adjusts for items such as acquisition fees would only be comparable to non-traded REITs that have completed the majority of their acquisition activity and have other operating characteristics similar to ours.

MFFO is a metric used by management to evaluate our future operating performance once our organization and offering stage, as well as our acquisition activity, are complete and is not intended to be used as a liquidity measure. Although management uses the MFFO metric to evaluate future operating performance, this metric excludes certain key operating items and other adjustments that may affect our overall operating performance. MFFO is not equivalent to net income (loss) as determined under GAAP.

We define MFFO in accordance with the concepts established by the IPA. Our computation of MFFO may not be comparable to that of other REITs that do not calculate MFFO using the same method. Therefore, it is not necessarily meaningful to compare our MFFO against the MFFO of another REIT. See “Risk Factors — Risks Related to Our Business in General — We will provide investors with information using funds from operations, or FFO, and modified funds from operations, or MFFO, which are non-GAAP financial measures that may not be meaningful for comparing the performances of different REITs, and that have certain other limitations.” MFFO is calculated using FFO. We compute FFO, in accordance with the standards established by NAREIT, as net income (loss) (computed in accordance with GAAP), excluding gains (losses) from sales of depreciable property, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, impairment charges on depreciable property owned directly or indirectly and after adjustments for unconsolidated ventures. FFO, as defined by NAREIT, is a computation made by analysts and investors to measure a real estate company’s cash flow generated by operations. MFFO excludes from FFO the following items:

•	acquisition fees and expenses; non-cash amounts related to straight-line rent and the amortization of above- or below-market and in-place intangible lease assets and liabilities (which are adjusted in order to reflect such payments from an accrual basis of accounting under GAAP to a cash basis of accounting);

•	amortization of a premium and accretion of a discount on debt investments;

•	non-recurring impairment of real estate-related investments;

•	realized gains (losses) from the early extinguishment of debt;

•	realized gains (losses) on the extinguishment or sales of hedges, foreign exchange, securities and other derivative holdings except where the trading of such instruments is a fundamental attribute of our business;

•	unrealized gains (losses) from fair value adjustments on real estate securities, including CMBS and other securities, interest rate swaps and other derivatives not deemed hedges and foreign exchange holdings;

•	unrealized gains (losses) from the consolidation from, or deconsolidation to, equity accounting;

•	adjustments related to contingent purchase price obligations; and

•	adjustments for consolidated and unconsolidated partnerships and joint ventures calculated to reflect MFFO on the same basis as above.

Certain of the above adjustments are also made to reconcile net income (loss) to net cash provided by (used in) operating activities, such as for the amortization of a premium and accretion of a discount on debt and securities investments, amortization of fees, any unrealized gains (losses) on derivatives, securities or other investments, as well as other adjustments.

MFFO excludes non-recurring impairment of real estate-related investments. We assess the credit quality of our investments and adequacy of reserves on a quarterly basis, or more frequently as necessary. Significant judgment is required in this analysis. We consider the estimated net recoverable value of a loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the competitive situation of the region where the borrower does business.

We believe that MFFO is a useful non-GAAP measure for non-traded REITs. It is helpful to management and stockholders in assessing our future operating performance once our organization and offering stage, as well as our acquisitions, are complete, because it eliminates from net income non-cash fair value adjustments on our real estate securities and acquisition fees and expenses that are incurred as part of our investment activities. However, MFFO may not be a useful measure of our operating performance or a useful means of comparing our operating performance to that of other typical non-traded REITs if we do not continue to operate in a manner similar to that of other non-traded REITs, including if we were to extend the time that we were engaged in acquisition activity or if we determined not to pursue an exit strategy.

However, MFFO does have certain limitations. For instance, the effect of any amortization or accretion on investments originated or acquired at a premium or discount, respectively, is not reported in MFFO. In addition, realized gains (losses) from acquisitions and dispositions are not reported in MFFO, even though such realized gains (losses) could affect our operating performance and cash available for distribution. Stockholders should note that any cash gains generated from the sale of investments would generally be used to fund new investments.

Neither FFO nor MFFO is equivalent to net income (loss) or cash flow provided by operating activities determined in accordance with GAAP and neither should be construed as more relevant or accurate than the GAAP methodology in evaluating our operating performance. Neither FFO nor MFFO is necessarily indicative of cash flow available to fund our cash needs, including our ability to pay distributions to our stockholders. FFO and MFFO do not represent amounts available for management’s discretionary use for needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. Furthermore, neither FFO nor MFFO should be considered as an alternative to net income (loss) as an indicator of our operating performance.

The following table presents a reconciliation of FFO and MFFO to net income (loss):

For the Three Months Ended March 31, 2015
Net loss	$(5,413)
FFO adjustments:
None	-
FFO	(5,413)
MFFO adjustments:

None	-
MFFO	(5,413)
Straight-line rent(1)	-
MFFO - IPA recommended format	$(5,413)

Net loss	$(5,413)
Net loss per common share, basic and diluted	$(0.27)

FFO	$(5,413)
FFO per common share, basic and diluted	$(0.27)

Weighted average number of common shares
outstanding, basic and diluted	20,000

(1)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative FFO attributable to the Company's common shares:

For the period September 9, 2014
(date of inception) through
March 31, 2015
FFO	$(5,413)

New Accounting Pronouncements

See Note 2 of the Notes to Financial Statements for further information of certain accounting standards that have been issued or adopted during 2015 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. We currently do not have any long-term debt, but anticipate incurring long-term debt in the future. Our interest rate risk management objectives with respect to our long-term debt will be to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not anticipate having any foreign operations and thus we do not expect to be exposed to foreign currency fluctuations.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses identified in the evaluation, and therefore, no corrective actions were taken.

PART II. OTHER INFORMATION:

ITEM 1. LEGAL PROCEEDINGS.

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes.

As of the date hereof, the Company is not a party to any material pending legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on its results of operations or financial condition, which would require accrual or disclosure of the contingency and possible range of loss. Additionally, the Company has not recorded any loss contingencies related to legal proceedings in which the potential loss is deemed to be remote.

ITEM 1A. RISK FACTORS

Risks Related to an Investment in Lightstone Real Estate Income Trust Inc.

We and our advisor have no operating history, and the performance of the prior real estate investment programs of our sponsor may not be indicative of our future results.

We and our advisor have no operating history, and you should not rely upon the past performance of other real estate investment programs sponsored by our sponsor to predict our future results. We were incorporated on September 9, 2014, have not commenced operations, and, as of the date of this filing, have made no investments. Accordingly, the prior performance of real estate investment programs sponsored by our sponsor may not be indicative of our future results.

Moreover, if our capital resources are insufficient to support our operations, we will not be successful. You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful in this market, we or our advisor must, among other things:

•	identify and originate or acquire investments that further our investment strategies; and

•	respond to competition for our targeted investments, as well as for potential investors in us.

We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause you to lose all or a portion of your investment.

This is a ‘‘blind pool’’ offering, so you will not have the opportunity to evaluate all our investments before you invest.

We have not entered into any contracts or letters of intent to originate or acquire investments as of the date of this filing. Therefore, we are not able to provide you with information to evaluate each of our investments before you invest. Our board of directors will have wide discretion in implementing our policies.

There is no established trading market for our Common Shares, and there may never be one; therefore, it will be difficult for you to sell your Common Shares except pursuant to our share repurchase program.

There currently is no established public trading market for our Common Shares and no assurance that one will develop. Further, even if you are able to find a buyer for your Common Shares, you may not be able to sell your Common Shares unless the buyer meets applicable suitability and minimum purchase standards and the sale does not violate state securities laws. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of our outstanding Common Shares, unless exempted by our board of directors (prospectively or retroactively), which may further inhibit the transferability of your Common Shares.

It also is likely that your Common Shares would not be accepted as the primary collateral for a loan. You should purchase the Common Shares only as a long-term investment because of the illiquid nature of the Common Shares.

You are limited in your ability to sell your Common Shares pursuant to our share repurchase program and may have to hold your Common Shares for an indefinite period of time.

Repurchases of Common Shares through our share repurchase program may be the only way to dispose of your Common Shares, but there are a number of limitations placed on such repurchases. Our board of directors may amend the terms of our share repurchase program without stockholder approval upon at least 30 days’ written notice to all stockholders. Our board of directors also is free to suspend or terminate the program upon at least 30 days’ written notice to all stockholders or to reject any request for repurchase. In addition, our share repurchase program includes numerous restrictions that would limit your ability to sell your Common Shares under the program. Importantly, funding for our share repurchase program will come exclusively from any proceeds we received from the sale of Common Shares under our DRIP that our board of directors may reserve for this purpose. In addition, we will not repurchase in excess of 5% of the weighted average number of Common Shares outstanding during the prior calendar year, although Common Shares repurchased in the case of the death of a stockholder will not count against this 5% limit. You may have to hold your Common Shares for an indefinite period of time, and if you sell your Common Shares to us under our share repurchase program, you may receive less than the total price you paid for the Common Shares.

We will pay some of or all our distributions from sources other than our cash flow from operations, including from the proceeds of this offering or other offerings, cash advances to us by our advisor, cash resulting from a waiver of fees, and borrowings, including borrowings secured by our assets; this will reduce our funds available for investments and your overall return may be reduced.

Our organizational documents permit us to pay distributions from any source, including from the proceeds of this offering or other offerings, cash advances to us by our advisor, cash resulting from a waiver of fees, and borrowings, including borrowings secured by our assets. The use of offering proceeds to fund distributions will reduce the funds available for investments and your overall return may be reduced. Our organizational documents do not limit the amount of distributions we can fund from sources other than operating cash flow. If we encounter delays in identifying suitable investments, we may pay all or a substantial portion of our distributions from the proceeds of this offering, which may constitute a return of your capital.

We expect to have a concentration of related-party investments. Therefore, if adverse business developments were to occur with respect to our sponsor or its related parties, our results of operations and the value of your Common Shares could be adversely affected.

We expect that a majority of our investments by value will be related-party investments. Therefore, we expect to be subject to borrower or investee concentration risk, meaning that if adverse developments were to occur with respect to our sponsor or its related parties, our results of operations and the value of your Common Shares could be adversely affected. To the extent that we invest in or lend to our sponsor, its affiliates or other Lightstone-sponsored real estate investment programs, our operations and the value of our investments will depend on the solvency and liquidity of such parties. If their solvency or liquidity suffers, or if they suffer from adverse economic conditions, tenant defaults, construction delays, negative publicity, regulatory scrutiny or any of the other risks that attend real estate owners, operators and developers and real estate investment programs, our business also may be at risk.

We may suffer from delays in identifying suitable investments, which could adversely affect our ability to pay distributions and the value of your investment.

We could suffer from delays in identifying suitable investments, particularly as a result of our reliance on our advisor at times when management of our advisor is simultaneously seeking to identify suitable investments for other programs. Further, if we are able to raise a substantial amount of capital during this offering, we may have difficulty identifying suitable investments on attractive terms, and there could be a delay between the time we receive net proceeds from the sale of Common Shares in this offering and the time we invest the net proceeds. This could cause a substantial delay in, and could adversely affect, our ability to pay distributions to you. In addition, if we fail to timely invest the net proceeds of this offering or to make quality investments, our ability to achieve our investment objectives, including, without limitation, diversification of our portfolio, could be materially adversely affected.

Certain investments in which our sponsor or entities that it has advised have directly or indirectly owned equity interests have faced adverse business developments, including bankruptcies.

Certain investments in which our sponsor or entities that it has advised have directly or indirectly owned equity interests have faced adverse business developments, including bankruptcy filings. These adverse developments may negatively affect a potential investor’s assessment of our ability to meet our investment objectives, which in turn may hinder our ability to raise substantial funds in this offering. If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make, which may negatively affect the value of your investment. Additionally, there can be no assurance that we will not face similar adverse business developments.

You may be more likely to sustain a loss on your investment because our advisor does not have as strong an economic incentive to avoid losses as does an advisor that has made significant equity investments in its advised company.

Our advisor has only invested $200,000 in us, through the purchase of 20,000 Common Shares at $10.00 per share. Therefore, if we are successful in raising enough proceeds to be able to reimburse our advisor for our significant organization and offering expenses, our advisor will have less exposure to loss if the value of our Common Shares decreases, than it would if it held a greater number of Common Shares. Without a large holding of Common Shares by our advisor aligning the incentives of our advisor with those of our stockholders, our stockholders may be at a greater risk of loss.

This is the first real estate investment program that our sponsor has ever sponsored that is focused on investments similar to our targeted investments, which could adversely affect the value of our Common Shares.

Of the 10 real estate investment programs sponsored by our sponsor since 2004, none has sought, as the primary focus of its investment objectives, to originate, acquire and manage investments similar to our targeted investments. Instead, the prior real estate investment programs sponsored by our sponsor have focused primarily on the acquisition and management of commercial real estate properties. Our sponsor’s relative inexperience in sponsoring a real estate investment program focused on originating, acquiring and managing investments similar to our targeted investments may adversely affect the value of our Common Shares.

We may have to make decisions on whether to make certain investments without detailed information.

To effectively compete for acquisitions, our advisor and board of directors may be required to make decisions prior to the completion of our analysis and due diligence on the potential investments. In such cases, the information available to our advisor and board of directors at the time of making any particular investment decision, and the decision to undertake any particular origination or acquisition, may be limited, and our advisor and board of directors may not have access to detailed information regarding any particular investment, such as collateral quality, tenant financials, payment terms, maturity, credit rating, sponsor quality, priority and other important information. Therefore, no assurance can be given that our advisor and board of directors will have knowledge of all circumstances that may adversely affect an investment. In addition, our advisor and board of directors expect to rely upon independent consultants in connection with their evaluation of proposed investments. There can be no assurance regarding the accuracy or completeness of the information provided by such independent consultants.

If we are unable to raise substantial funds, we will not be able to diversify our portfolio.

This offering is being made on a ‘‘best efforts’’ basis, meaning that our dealer manager is only required to use its best efforts to sell our Common Shares and has no firm commitment or obligation to purchase any of the Common Shares. As a result, we cannot assure you of the amount of proceeds that will be raised in this offering. We are dependent on funds from this offering to fund our investments. If we do not raise significant funds in this offering, we will not be able to achieve significant diversification and the likelihood of our profitability being affected by the performance of any one of our investments will increase. We are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. In addition, to the extent we are not able to raise substantially more than the minimum amount, our operating expenses, as a percentage of gross income, would likely be higher, and our financial condition and ability to pay distributions could be adversely affected.

If we lose or are unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered.

Our success depends to a significant degree upon the continued contributions of our Chairman, certain executive officers and other key personnel of us, our advisor and its affiliates. Neither we nor our advisor have employment agreements with our Chairman and executive officers, and we cannot guarantee that they will remain affiliated with or employed by our advisor. If any of our key personnel were to cease their affiliation or employment with our advisor, our operating results could suffer. We do not intend to maintain key person life insurance on any of these key personnel. We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for persons with these skills is intense, and we cannot assure you that our advisor will be successful in attracting and retaining such skilled personnel. If we lose or are unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered.

If we internalize our management functions, your interest in us could be reduced, and we could incur other significant costs associated with being self-managed.

Our strategy may involve becoming ‘‘self-managed’’ by internalizing our management functions, particularly if we seek to list our Common Shares on an exchange as a way of providing our stockholders with a liquidity event. The method by which we could internalize these functions could take many forms. We may hire our own group of executives and other employees or we may elect to negotiate to acquire our advisor’s assets and personnel. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our stock. An internalization transaction could result in significant payments to affiliates of our advisor irrespective of whether you enjoyed the returns on which we have conditioned our annual subordinated performance fee. The payment of such consideration in the form of equity securities would reduce your interests as a stockholder and would reduce the value of your investment. We will not be required to seek a stockholder vote to become self-managed.

If stockholders or other interested parties were to file a lawsuit related to, or challenging, an internalization transaction, we could incur litigation costs that would adversely affect the value of your Common Shares. We also would also be responsible for the compensation and benefits costs of our officers and other employees and consultants that are now paid by our advisor or its affiliates. In addition, we may issue equity awards under our stock incentive plan, which awards may further dilute your investment. There is no assurance that an internalization would result in cost savings.

As currently organized, we do not directly employ any employees. If we elect to internalize our management functions, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. Nothing in our charter prohibits us from entering into the transaction described above.

Additionally, there is no assurance that internalizing our management functions will prove to be beneficial to us and our stockholders. We could have difficulty integrating our management functions as a stand-alone entity. Certain personnel of our advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. We could fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our portfolio of investments.

If we were to internalize our management or if another investment program, whether sponsored by our sponsor or otherwise, were to hire the employees of our advisor in connection with its own internalization transaction or otherwise, our ability to conduct our business could be adversely affected.

We rely on persons employed by our advisor and its affiliates to manage our day-to-day operations. If we were to effectuate an internalization of our advisor, we might not be able to retain all the employees of our advisor or to maintain a relationship with our sponsor. In addition, some of the employees of the advisor may provide services to one or more other investment programs. These programs or third parties may decide to retain some of or all our advisor’s key employees in the future. If this occurs, these programs could hire certain of the persons currently employed by our advisor who are most familiar with our business and operations, thereby potentially adversely impacting our business.

Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce your and our recovery against them if they negligently cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides that no independent director will be liable to us or our stockholders for monetary damages and that we will generally indemnify our independent directors for losses unless they are grossly negligent or engage in willful misconduct. As a result, you and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a grossly negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees and agents) in some cases, which would decrease the cash otherwise available for distributions to you.

If our advisor or its affiliates waive certain fees due to them, our results of operations and distributions may be artificially high.

From time to time, our advisor or its affiliates may agree to waive all or a portion of the acquisition, asset management or other fees, compensation or incentives due to them, pay general administrative expenses or otherwise supplement stockholder returns in order to increase the amount of cash available to pay distributions to stockholders. If our advisor or its affiliates choose to no longer waive such fees and incentives, our results of operations will be lower than in previous periods and your return on your investment could be negatively affected.

Risks Related to Conflicts of Interest

We will be subject to conflicts of interest arising out of our relationships with our advisor and its affiliates, including the material conflicts discussed below.

Our advisor and its affiliates, including all our executive officers and some of our directors, will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

Our advisor and its affiliates are entitled to substantial fees from us. These fees could influence our advisor’s advice to us as well as the judgment of affiliates of our advisor performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	whether and when we seek to sell or otherwise dispose of any of our investments, which events may entitle our advisor to the annual subordinated performance fee;

•	the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the advisory agreement, because our advisor has an incentive to continue receiving fees under these agreements;

•	public offerings of equity by us, which will likely entitle our advisor to increased acquisition and asset management fees;

•	sales of our investments, which may result in compensation to our advisor in the form of disposition fees;

•	originations and acquisitions, which entitle our advisor to acquisition fees and asset management fees, which are not calculated based on investment quality, and which could encourage our advisor to make investments at higher prices;

•	borrowings to originate or acquire investments, which borrowings may increase the acquisition and asset management fees payable to our advisor;

•	determining the compensation paid to employees for services provided to us, which could be influenced in part by whether our advisor is reimbursed by us for the related salaries and benefits;

•	whether we seek to internalize our management functions, which internalization could result in our retaining some of our advisor’s and its affiliates’ key officers and employees for compensation that is greater than that which they currently earn or which could require additional payments to affiliates of our advisor to purchase the assets and operations of our advisor and its affiliates;

•	whether and when we seek to list our Common Shares on a national securities exchange or sell our assets, which events may entitle our advisor to receive the subordinated incentive listing fee or the subordinated participation in net sales proceeds, respectively; and

•	whether and when to terminate the advisory agreement or to allow the advisory agreement to expire without renewal, in either case with or without cause, including on account of poor performance by our advisor, either of which events may entitle our advisor to receive the subordinated fee upon termination of the advisory agreement.

The fees our advisor receives in connection with transactions involving the origination, purchase and management of an investment may be based on the contract purchase price or the book value of the investment rather than the quality of the investment or the quality of the services rendered to us. This may influence our advisor to recommend riskier transactions to us.

Our advisor faces conflicts of interest relating to the incentive fee structure, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Under our advisory agreement, our advisor will be entitled to fees and other amounts that may result in our advisor recommending actions that maximize these amounts even if the actions are not in our best interest. Further, because our advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our advisor’s interests are not wholly aligned with those of our stockholders. In that regard, our advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our advisor to incentive compensation. In addition, our advisor’s entitlement to fees upon the sale of our investments and to participate in net sales proceeds could result in our advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. Our advisory agreement also requires us to pay a performance-based termination fee to our advisor if we terminate the advisory agreement prior to the listing of our Common Shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds. To avoid paying these fees, our independent directors may decide against terminating the advisory agreement prior to our listing of our Common Shares or disposition of our investments even if, but for the termination fee, termination of the advisory agreement would be in our best interest. In addition, the requirement to pay the fee to our advisor upon our advisor’s termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the fee to our advisor. In addition, our advisor will be entitled to an annual subordinated performance fee, which may encourage our advisor to recommend riskier investments or to dispose of investments earlier than they should be disposed of.

Our sponsor’s other public programs, Lightstone Value Plus Real Estate Investment Trust, Inc., or Lightstone I, Lightstone Value Plus Real Estate Investment Trust II, Inc., or Lightstone II, and Lightstone Value Plus Real Estate Investment Trust III, Inc., or Lightstone III, may be engaged in competitive activities, including the origination and acquisition of assets similar to our targeted investments.

Our advisor and its affiliates, through the activities of Lightstone I, Lightstone II and Lightstone III, may be engaged in other activities that could result in potential conflicts of interest with the services that they will provide to us. Lightstone I, Lightstone II and Lightstone III may compete with us for the origination and acquisition of assets similar to our targeted investments.

We may experience difficulty in objectively evaluating potential related-party investments, which may result in a misallocation of our assets and adversely affect our results of operations and the value of your Common Shares.

We may experience difficulty in objectively evaluating potential related-party investments. Our Chairman, certain executive officers and other key personnel of us and our advisor have, or may in the future have, ownership or employment relationships with borrowers or investees related to our sponsor, which could affect such individuals’ judgment with respect to the merits of our making such related-party investments. Additionally, to the extent we seek third-party advice about potential related-party investments, our Chairman, certain executive officers and other key personnel of us and our advisor may have an incentive to discount the third-party advice in their desire to facilitate the related-party investment, among other reasons because, in certain cases, their compensation from affiliates of our sponsor or from Lightstone-sponsored real estate investment programs may be related to the scale of the respective entities or projects. Any lack of objectivity on the part of the individuals evaluating our investment opportunities may result in a misallocation of our assets and adversely affect our results of operations and the value of your Common Shares.

Our advisor will face conflicts of interest with respect to related-party investments, which could result in a disproportionate benefit to our sponsor, its affiliates or other Lightstone-sponsored real estate investment programs.

We expect that a majority of our investments by value will be related-party investments. Our Chairman, certain executive officers and other key personnel of us and our advisor have, or may in the future have, ownership or employment relationships with borrowers or investees related to our sponsor, which could affect their judgment in structuring the terms of a relationship between us and a related-party borrower or investee. Such individuals may prioritize the commercial interests of a related-party borrower or investee over ours. Further, the fiduciary obligations that our advisor or our board of directors may owe to a related-party borrower or investee may make it more difficult for us to enforce our rights.

If we lend to or invest in affiliates of our sponsor or other Lightstone-sponsored real estate investment programs, our advisor and its affiliates may have a conflict of interest in determining how or when to make major decisions. Because The Lightstone Group and its affiliates influence our management and may control any other Lightstone-sponsored entities, as well as the agreements and transactions among the parties to any related-party investment, we will not have the benefit of arm’s-length negotiation of the type normally conducted between entities seeking capital and entities seeking to provide it.

Our advisor will face conflicts of interest relating to joint ventures or other co-ownership arrangements that we enter into with affiliates of our sponsor or advisor or with other programs sponsored by our sponsor or advisor, which could result in a disproportionate benefit to affiliates of our sponsor or advisor or to another program.

We may enter into joint ventures or other co-ownership arrangements with other Lightstone-sponsored programs for the acquisition, origination or management of real estate-related investments. The executive officers of our advisor are also the executive officers of other real estate investment vehicles, and may in the future sponsor or be the executive officers of other REITs and their advisors, the general partners of other Lightstone-sponsored partnerships or the advisors or fiduciaries of other Lightstone-sponsored programs. These executive officers will face conflicts of interest in determining which Lightstone-sponsored program should enter into any particular joint venture or co-ownership arrangement. These persons also may have a conflict in structuring the terms of the relationship between our interests and the interests of the Lightstone-sponsored co-venturer or partner as well as conflicts of interest in managing the joint venture. Further, the fiduciary obligations that our advisor or our board of directors may owe to a co-venturer or partner affiliated with our sponsor or advisor may make it more difficult for us to enforce our rights.

If we enter into a joint venture or other co-ownership arrangement with another program (whether sponsored by our advisor or by our sponsor or its affiliates) or joint venture, our advisor and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular investment, exercise buy/sell rights or make other major decisions, and you may face certain additional risks. For example, if we become listed for trading on a national securities exchange, and any of the other programs sponsored by our advisor or our sponsor or its affiliates are not traded on any exchange, we may develop more divergent goals and objectives from such joint venturer with respect to the sale of investments in the future. In addition, if we enter into a joint venture with another program sponsored by our advisor or our sponsor or their respective affiliates that has a term shorter than ours, the joint venture may be required to sell its investments at the time of the other program’s liquidation. We may not desire to sell the investments at such time. Even if the terms of any joint venture agreement between us and another program sponsored by our advisor or our sponsor or their respective affiliates grant us a right of first refusal to buy such investments, we may not have sufficient funds to exercise our right of first refusal under these circumstances.

Because The Lightstone Group and its affiliates influence our management and may control any other Lightstone-sponsored programs, agreements and transactions among the parties with respect to any joint venture or other co-ownership arrangement between or among such parties will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. Under these joint ventures, neither co-venturer may have the power to control the venture, and under certain circumstances, an impasse could be reached regarding matters pertaining to the co-ownership arrangement, which might have a negative influence on the joint venture and decrease potential returns to you. If a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buyout at that time. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a co-venturer subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. Furthermore, we may not be able to sell our interest in a joint venture if we desire to exit the venture for any reason or, if our interest is likewise subject to a right of first refusal of our co-venturer or partner, our ability to sell such interest may be adversely impacted by such right.

Our executive officers and key personnel and the executive officers and key personnel of Lightstone-affiliated entities that conduct our day-to-day operations and this offering will face competing demands on their time, and this may cause our investment returns to suffer.

We rely upon our executive officers and key personnel and the executive officers and key personnel of Lightstone-affiliated entities to conduct our day-to-day operations and this offering. These individuals also conduct the day-to-day operations of other investment programs and may have other business interests as well. Because these persons have competing interests on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our investments may suffer.

Our executive officers face conflicts of interest related to the positions they hold with entities affiliated with our advisor, which could impact the value of the services they provide to us.

Our executive officers are also officers of our advisor and other entities affiliated with our advisor, which may include the advisors and fiduciaries to other Lightstone-sponsored programs. As a result, these individuals owe fiduciary duties to these other entities and their investors, which may conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of new investments and management time and services among us and the other entities, (b) the timing and terms of the making or disposition of an investment, (c) investments in or with affiliates of our advisor, and (d) compensation to our advisor and its affiliates. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to pay distributions to you and to maintain or increase the value of our assets.

Additionally, Mr. Lichtenstein is also a director of Lightstone I, Lightstone II and Lightstone III. Accordingly, Mr. Lichtenstein owes fiduciary duties to Lightstone I, Lightstone II and Lightstone III and their respective stockholders. The duties of Mr. Lichtenstein to Lightstone I, Lightstone II and Lightstone III may influence Mr. Lichtenstein’s judgment when considering issues that may affect us. For example, we are permitted to enter into a joint venture or preferred equity investment with Lightstone I, Lightstone II or Lightstone III for the origination or acquisition of real estate-related investments. Decisions of our board of directors regarding the terms of those transactions may be influenced by Mr. Lichtenstein’s duties to Lightstone I, Lightstone II or Lightstone III and their respective stockholders.

We have the same legal counsel as our sponsor and its affiliates.

Proskauer Rose LLP acts as legal counsel to us and also represents our sponsor and various affiliates, including our advisor. The interests of our sponsor and its affiliates, including our advisor, may become adverse to ours in the future. Under legal ethics rules, Proskauer Rose LLP may be precluded from representing us due to any conflict of interest between us and our sponsor and its affiliates, including our advisor.

Risks Related to Our Business in General

A limit on the number of shares a person may own may discourage a takeover of our company.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Our charter prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or number of shares, whichever is more restrictive) of the outstanding shares of any class or series of our stock, unless exempted by our board of directors (prospectively or retroactively), which may inhibit large investors from purchasing your Common Shares. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise provide stockholders with the opportunity to receive a control premium for their Common Shares.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of the holders of our Common Shares or discourage a third party from acquiring us.

Our charter permits our board of directors to issue up to 200 million Common Shares and up to 50 million shares of preferred stock, $0.01 par value per share. Our board of directors, without any action by our stockholders, may (a) amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series we have authority to issue or (b) classify or reclassify any unissued Common Shares or shares of preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, and terms and conditions of the repurchase of any such stock. Thus, our board of directors could authorize the issuance of such stock with terms and conditions that could subordinate the rights of the holders of our Common Shares, or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our Common Shares.

Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired.

Under Maryland law, ‘‘business combinations’’ between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer, an issuance or reclassification of equity securities, liquidations or dissolutions in which an interested stockholder will receive something other than cash and any loans, advances, pledges, guarantees or similar arrangements in which an interested stockholder receives a benefit. An interested stockholder is defined as:

•	any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the then-outstanding voting stock of the corporation; or

•	an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then-outstanding stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.

After the expiration of the five-year period described above, any business combination between a Maryland corporation and an interested stockholder must generally be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of the then outstanding shares of voting stock of the corporation voting together as a single group; and

•	two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder voting together as a single group.

These supermajority vote requirements do not apply if the corporation’s holders of voting stock receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. Maryland law also permits various exemptions from these provisions, including business combinations that are exempted by the board of directors before the time that the interested stockholder becomes an interested stockholder. Our board, by resolution, has exempted any business combinations involving us and The Lightstone Group or any of its affiliates from these provisions. As a result, the five-year prohibition and the supermajority vote requirement will not apply to any business combinations between any affiliate of The Lightstone Group and us. As a result, any affiliate of The Lightstone Group may be able to enter into business combinations with us, which may or may not be in the best interests of our stockholders. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Maryland law also limits the ability of a third party to buy a large stake in us and exercise voting power in electing directors.

Maryland law provides that ‘‘control shares’’ of a Maryland corporation acquired in a ‘‘control share acquisition’’ have no voting rights except to the extent approved by the affirmative vote of stockholders entitled to cast two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by interested stockholders, that is, by the acquirer, by officers or by employees who are directors of the corporation, are excluded from the vote on whether to accord voting rights to the control shares. ‘‘Control shares’’ are voting shares of stock that would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval or shares acquired directly from the corporation. A ‘‘control share acquisition’’ means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (b) to acquisitions approved or exempted by a corporation’s charter or bylaws. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. We can offer no assurance that this provision will not be amended or eliminated at any time in the future. This statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our affiliates or any of their affiliates.

Our charter includes a provision that may discourage a stockholder from launching a tender offer for our Common Shares.

Our charter provides that any tender offer made by a stockholder, including any ‘‘mini-tender’’ offer, must comply with most provisions of Regulation 14D of the Exchange Act. The offering stockholder must provide our company notice of such tender offer at least ten business days before initiating the tender offer. A stockholder may not transfer any shares to an offering stockholder who does not comply with these requirements unless such stockholder first offers such shares to us at a price equal to the greater of the tender offer price offered in such tender offer or the repurchase price under our share repurchase program as it is in effect at such time. In addition, the non-complying stockholder shall be responsible for all our company’s expenses in connection with that stockholder’s noncompliance. This provision of our charter may discourage a stockholder from initiating a tender offer for our Common Shares and prevent you from receiving a premium price for your Common Shares in such a transaction.

Our advisor and its affiliates have limited experience sourcing and managing a portfolio of assets in the manner necessary to maintain our exemption under the Investment Company Act.

In order to maintain our exemption from registration under the Investment Company Act, the assets in our portfolio are subject to certain restrictions that limit our operations meaningfully. Our advisor and its affiliates have limited experience sourcing and managing a portfolio in the manner necessary to maintain our exemption from registration under the Investment Company Act.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act, and maintenance of our exemption from registration under the Investment Company Act imposes significant limits on our operations.

We intend to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act. We believe we will not be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because we will not engage primarily, or hold ourselves out as being engaged primarily, in the business of investing, reinvesting or trading in securities. Rather, through our wholly owned subsidiaries, we will be primarily engaged in the non-investment company businesses of these subsidiaries. However, under Section 3(a)(1)(C) of the Investment Company Act, because we are a holding company that will conduct its businesses primarily through wholly owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of ‘‘investment company’’ under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not have a combined value in excess of 40% of the value of our total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through our subsidiaries. In addition, the assets we and our subsidiaries may originate or acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act, which may adversely affect our business.

If the value of securities issued by our subsidiaries that are excepted from the definition of ‘‘investment company’’ by Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we own, exceeds 40% of our total assets on an unconsolidated basis, or if one or more of such subsidiaries fail to maintain an exception or exemption from the Investment Company Act, we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company under the Investment Company Act, either of which could have an adverse effect on us and the market price of our securities. If we or any of our subsidiaries were required to register as an investment company under the Investment Company Act, the registered entity would become subject to substantial regulation with respect to capital structure (including the ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration, compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

Failure to maintain an exemption would require us to significantly restructure our investment strategy. For example, because affiliate transactions are generally prohibited under the Investment Company Act, we would not be able to enter into transactions with any of our affiliates if we are required to register as an investment company, and we might be required to terminate our management agreement and any other agreements with affiliates, which could have a material adverse effect on our ability to operate our business and pay distributions. If we were required to register us as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

We expect certain subsidiaries that we may form in the future to rely upon the exclusion from registration as an investment company under the Investment Company Act pursuant to Section 3(c)(5)(C) of the Investment Company Act, which is available for entities ‘‘primarily engaged’’ in the business of ‘‘purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.’’ This exclusion generally requires that at least 55% of these subsidiaries’ assets must comprise qualifying real estate assets and at least 80% of each of their portfolios must comprise qualifying real estate assets and real estate-related assets under the Investment Company Act. We expect each of our subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC staff or on our analyses of such guidance to determine which assets are qualifying real estate assets and real estate-related assets. However, the SEC’s guidance was issued in accordance with factual situations that may be substantially different from the factual situations we may face, and much of the guidance was issued more than 20 years ago. No assurance can be given that the SEC staff will concur with our classification of our assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exclusion from regulation under the Investment Company Act. If we are required to re-classify our assets, we may no longer be in compliance with the exclusion from the definition of an ‘‘investment company’’ provided by Section 3(c)(5)(C) of the Investment Company Act. To the extent that the SEC staff publishes new or different guidance with respect to any assets we have determined to be qualifying real estate assets, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in a subsidiary holding assets we might wish to sell or selling assets we might wish to hold.

The SEC has not published guidance with respect to the treatment of CMBS for purposes of the Section 3(c)(5)(C) exclusion. Unless we receive further guidance from the SEC or its staff with respect to CMBS, we intend to treat CMBS as a real estate-related asset.

Certain of our subsidiaries may rely on the exemption provided by Section 3(c)(6) to the extent that they hold mortgage assets through majority-owned subsidiaries that rely on Section 3(c)(5)(C). The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6) and any guidance published by the staff could require us to adjust our strategy accordingly.

We determine whether an entity is one of our majority-owned subsidiaries. The Investment Company Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The Investment Company Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat companies in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. We have not requested the SEC to approve our treatment of any company as a majority-owned subsidiary and the SEC has not done so. If the SEC were to disagree with our treatment of one or more companies as majority-owned subsidiaries, we would need to adjust our strategy and our assets in order to continue to pass the 40% test. Any such adjustment in our strategy could have a material adverse effect on us.

In August 2011, the SEC solicited public comment on a wide range of issues relating to Section 3(c)(5)(C) of the Investment Company Act, including the nature of the assets that qualify for purposes of the exclusion and whether mortgage REITs should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including the SEC or its staff providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations. If we or our subsidiaries fail to maintain an exception or exemption from the Investment Company Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which could negatively affect the value of our Common Shares, the sustainability of our business model, and our ability to pay distributions which could have an adverse effect on our business and the market price for our shares of common stock.

Rapid and steep declines in the values of our investments may make it more difficult for us to maintain our qualification as a REIT or exemption from the Investment Company Act.

If the market value or income potential of real estate-related investments declines as a result of increased interest rates or other factors, we may need to increase our real estate-related investments and income or liquidate our non-qualifying assets in order to maintain our REIT qualification or exemption from the Investment Company Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-qualifying assets that we may own. We may have to make investment decisions that we otherwise would not make absent the REIT and Investment Company Act considerations.

Stockholders have limited control over changes in our policies and operations.

Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under our charter and the Maryland General Corporation Law, our stockholders generally have a right to vote only on the following matters:

•	the election or removal of directors;

•	any amendment of our charter, except that our board of directors may amend our charter without stockholder approval to:

•	change our name;

•	increase or decrease the aggregate number of shares that we have the authority to issue;

•	increase or decrease the number of our shares of any class or series that we have the authority to issue; and

•	effect reverse stock splits;

•	our liquidation and dissolution; and

•	our being a party to any merger, consolidation, conversion, sale or other disposition of all or substantially all of our assets or statutory share exchange.

All other matters are subject to the discretion of our board of directors.

Our board of directors may change our investment policies and objectives generally and at the individual investment level without stockholder approval, which could alter the nature of your investment.

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interests of the stockholders. In addition to our investment policies and objectives, we also may change our stated strategy for any particular investment. These policies may change over time. The methods of implementing our investment policies also may vary, as new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders except to the extent that the policies are set forth in our charter. As a result, the nature of your investment could change without your consent.

We may not successfully implement our exit strategy, in which case you may have to hold your investment for an indefinite period.

Depending upon then-prevailing market conditions, it is our intention to consider beginning the process of liquidating our assets and distributing the net proceeds to our stockholders within five years after the termination of our initial public offering. If we do not begin the process of achieving a liquidity event by the fifth anniversary of the termination of this offering, our charter requires either (a) an amendment to our charter to extend the deadline to begin the process of achieving a liquidity event, or (b) the holding of a stockholders meeting to vote on a proposal for an orderly liquidation of our portfolio.

Market conditions and other factors could cause us to delay the commencement of our liquidation or to delay the listing of our Common Shares on a national securities exchange beyond five years from the termination of our initial public offering. If so, our board of directors and our independent directors may conclude that it is not in our best interest to hold a stockholders meeting for the purpose of voting on a proposal for our orderly liquidation. Therefore, if we are not successful in implementing our exit strategy, your Common Shares will continue to be illiquid and you may, for an indefinite period of time, be unable to convert your investment into cash easily with minimum loss.

The offering price of our Common Shares in this offering was not determined on an independent basis; as a result, the offering price of the Common Shares in this offering is not related to any independent valuation.

Our board of directors arbitrarily determined the offering price of the Common Shares in this offering, based primarily on the range of offering prices of other REITs that do not have a public trading market. The $10.00 offering price is a round number, designed to facilitate calculations relating to the offering price of our Common Shares. The offering price of our Common Shares may not reflect the price at which the Common Shares would trade if they were listed on an exchange or actively traded by brokers, or the proceeds that a stockholder would receive if we were liquidated or dissolved.

Your interest will be diluted if we issue additional securities.

Stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently authorizes us to issue 200 million Common Shares and 50 million shares of preferred stock. Our board of directors may amend our charter from time to time to increase or decrease the number of authorized shares of capital stock, or the number of authorized shares of any class or series of stock designated, and may classify or reclassify any unissued shares into one or more classes or series without the necessity of obtaining stockholder approval. Shares will be issued at the discretion of our board of directors. Stockholders will experience dilution of their percentage ownership interest in us if we: (a) sell Common Shares in this offering or sell additional Common Shares in the future, including those issued pursuant to our DRIP; (b) sell securities that are convertible into Common Shares; or (c) issue Common Shares upon the exercise of any options under our stock incentive plan. Because of these and other reasons described in this ‘‘Risk Factors’’ section, you should not expect to be able to own a significant percentage of our Common Shares.

We are an ‘‘emerging growth company’’ under the federal securities laws and will be subject to reduced public company reporting requirements.

In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act, or the JOBS Act. We are an ‘‘emerging growth company,’’ as defined in the JOBS Act, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.

We could remain an ‘‘emerging growth company’’ for up to five years, or until the earliest to occur of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1 billion or more, (2) December 31 of the fiscal year that we become a ‘‘large accelerated filer’’ as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our Common Shares held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) and (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, which may require mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor must provide additional information about the audit and the issuer’s financial statements, (3) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise), (4) provide certain disclosures relating to executive compensation generally required for larger public companies or (5) hold shareholder advisory votes on executive compensation. We have not yet made a decision as to whether to take advantage of some of the JOBS Act exemptions that are applicable to us. If we do avail ourselves of any of such exemptions, we do not know if some investors will find our Common Shares less attractive as a result.

Additionally, the JOBS Act provides that an ‘‘emerging growth company’’ may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means an ‘‘emerging growth company’’ can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we are electing to ‘‘opt out’’ of such extended transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.

We will provide investors with information using funds from operations, or FFO, and modified funds from operations, or MFFO, which are non-GAAP financial measures that may not be meaningful for comparing the performances of different REITs, and that have certain other limitations.

We will provide investors with information using FFO and MFFO, which are non-GAAP measures, as additional measures of our operating performance. We will compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, Inc., or NAREIT, a trade group. We will compute MFFO in accordance with the definition established by the Investment Program Association, or the IPA, another trade group. However, our computation of FFO and MFFO may not be comparable to that of other REITs that do not calculate FFO or MFFO using these definitions without further adjustments.

Neither FFO nor MFFO is equivalent to net income or cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to net income, as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.

Payment of fees to our advisor and its affiliates will reduce cash available for investment and payment of distributions.

Our advisor and its affiliates will perform services for us in connection with, among other things, the selection, financing and acquisition or origination of our investments, the servicing of our mezzanine, mortgage and bridge loans, the administration of our other investments and the disposition of our investments. They will be paid substantial fees for these services. These fees will reduce the amount of cash available for investment or distributions to stockholders.

There can be no assurance that we will be able to achieve expected cash flows necessary to continue to pay initially established distributions or maintain distributions at any particular level, or that distributions will increase over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions generally will be based upon such factors as the amount of cash available or anticipated to be available from our assets, current and projected cash requirements and tax considerations. Because we may receive income from interest or dividends at various times during our fiscal year, distributions paid may not reflect our income earned in that particular distribution period. The amount of cash available for distributions will be affected by many factors, such as our ability to undertake originations or acquisitions as offering proceeds become available, the income from those investments and yields on securities of other real estate programs that we invest in, and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. We can give no assurance that we will be able to achieve our anticipated cash flow or that distributions will increase over time. There is no assurance that our investments will increase in value or provide constant or increased distributions over time, that loans we make will be repaid or paid on time, that loans will generate the interest payments that we expect, or that future originations or acquisitions of real estate-related loans or debt securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rates to stockholders.

Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions. For instance:

•	Any failure by a debtor under any of our real estate-related investments to repay the instrument or to pay interest on it will reduce our income and distributions to stockholders.

•	Cash available to pay distributions may decrease if the investments we acquire have lower yields than expected.

•	In connection with future investments, we may issue additional Common Shares or interests in other entities that own our assets. If we issue such additional equity, it could reduce the cash available for distributions to you.

•	Differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, could require us to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT, or could reduce the cash available for distributions to you.

In addition, our board of directors, in its discretion, may retain any portion of our cash on hand for working capital. We cannot assure you that sufficient cash will be available to pay distributions to you.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

The Federal Deposit Insurance Corporation, or FDIC, only insures limited amounts per depositor per insured bank. In the future, we may deposit cash, cash equivalents and restricted cash in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.

There can be no assurance that the direct or indirect effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in July 2010 for the purpose of stabilizing or reforming the financial markets, will not have an adverse effect on our interest rate hedging activities.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, became law in the United States. Title VII of the Dodd-Frank Act contains a sweeping overhaul of the regulation of privately negotiated derivatives. The provisions of Title VII became effective on July 16, 2011 or, with respect to particular provisions, on such other date specified in the Dodd-Frank Act or by subsequent rulemaking. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be assessed until implementing rules and regulations are promulgated, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and may result in us entering into such transactions on more unfavorable terms than prior to effectiveness of the Dodd-Frank Act. The occurrence of any of the foregoing events may have an adverse effect on our business.

Our advisor intends in the future to register as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, which would subject it to extensive regulation as an investment adviser and could adversely affect its ability to manage our business.

Our advisor is currently not registered as an investment adviser under the Advisers Act, but intends to register as such in the future, which would subject it to extensive regulation as an investment adviser and could adversely affect its ability to manage our business. Instances of criminal activity and fraud by participants in the investment management industry and disclosures of trading and other abuses by participants in the financial services industry have led the U.S. government and regulators to consider increasing the rules and regulations governing, and oversight of, the U.S. financial system. This activity is expected to result in changes to the laws and regulations governing the investment management industry and more aggressive enforcement of the existing laws and regulations. When it becomes registered as an investment adviser under the Advisers Act, our advisor could be subject to civil liability, criminal liability, or sanction, including revocation of its registration as an investment adviser, revocation of the licenses of its employees, censures, fines, or temporary suspension or permanent bar from conducting business, if it is found to have violated any of these laws or regulations. Any such liability or sanction could adversely affect our advisor’s ability to manage our business. When it becomes registered as an investment adviser under the Advisers Act, our advisor will need to continually address conflicts between its interests and those of its clients, including us. In addition, the SEC and other regulators have increased their scrutiny of potential conflicts of interest. Appropriately dealing with conflicts of interest is complex and difficult and if our advisor fails, or appears to fail, to deal appropriately with conflicts of interest, it could face litigation or regulatory proceedings or penalties, any of which could adversely affect its ability to manage our business.

Risks Related to Our Investments

We may suffer adverse consequences due to the financial difficulties, bankruptcy or insolvency of our borrowers.

The success of our investments in real estate-related loans, real estate-related debt securities and other real estate-related investments will materially depend on the financial stability of the debtors underlying such investments. The inability of a single major debtor or a number of smaller debtors to meet their payment obligations could have an adverse impact on our financial condition and results of operations.

In the case of an unsecured investment, if a borrower defaults on our debt, we may suffer a loss of principal or interest, and will not have the right to foreclose on any collateral that would potentially mitigate the loss of principal. Additionally, the borrower under an unsecured investment may have insufficient incentive to avoid a default, considering that it has no collateral at risk, so unsecured investments may increase our risks and harm our results of operations. In the case of a secured investment, a borrower defaults on our debt and the mortgaged real estate or other borrower assets collateralizing our debt are insufficient to satisfy the loan, we may suffer a loss of principal or interest. In the event of the bankruptcy or insolvency of a borrower, we may not have full recourse to the assets of the borrower or the assets of the borrower may not be sufficient to satisfy our debt. In addition, certain of our debt investments may be subordinate to other debt of the borrower. If a borrower defaults on our debt or on debt senior to our debt or in the event of the bankruptcy or insolvency of a borrower, our debt will be satisfied only after the senior debt, if any. Bankruptcy and borrower litigation can significantly increase the time needed for us to acquire underlying collateral in the event of a default, during which time the collateral may decline in value. In addition, there are significant monetary costs and delays associated with the process of taking title to collateral.

Insurance may not cover all potential losses on the properties underlying our investments, which may harm the value of our investments.

There are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war, which may be uninsurable or not economically insurable. We may not require borrowers to obtain certain types of insurance if it is deemed commercially unreasonable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds, if any, might not be adequate to restore our economic position with respect to our investment. Any uninsured loss could result in the loss of cash flow from, and the investment value of, the affected property and the value of our investment related to such property.

We have not established investment criteria limiting geographical concentration of our debt investments or requiring a minimum credit quality of borrowers.

We have not established any limit upon the geographic concentration of properties securing debt investments acquired or originated by us or the credit quality of borrowers of uninsured debt investments acquired or originated by us. As a result, properties securing our debt investments may be overly concentrated in certain geographic areas and the underlying borrowers of our uninsured debt investments may have low credit quality. We may experience losses due to geographic concentration or low credit quality.

We will be subject to the general market risks associated with real estate construction and development.

Our financial performance will depend on the successful development and redevelopment of properties that serve as security for the loans we make to developers or that are owned by entities in which we make preferred equity investments. As a result, we will be subject to the general market risks of real estate development and redevelopment, including weather conditions, the price and availability of materials used, environmental liabilities and zoning laws, and numerous other factors that may materially and adversely affect the success of the projects. If the market softens, the developer may require additional funding and such funding may not be available. In addition, if the market softens, the amount of capital required to be advanced and the required marketing time for such development or redevelopment may both increase, and the developer’s incentive to complete a particular real estate development or redevelopment may decrease. Furthermore, the downside risks of development and redevelopment property investments may be greater than the downside risks of other property investments, and may be more severely impacted by downturns in the economy. Such circumstances may reduce our profitability and the return on your investment.

Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.

We may provide financing to entities that will develop and construct improvements to land or existing buildings at a fixed contract price. We will be subject to risks relating to uncertainties associated with rezoning for development and environmental concerns of governmental entities or community groups and our borrower’s or investee’s ability to control land development costs or to build infrastructure in conformity with plans, specifications and timetables deemed necessary by builders. In cases where we have extended debt financing, a developer’s failure to perform may necessitate legal action by us to compel performance. Performance also may be affected or delayed by conditions beyond such developer’s control. These and other such factors can result in increased costs to the developer that may make it difficult for the developer to make interest payments or to pay preferred dividends to us. Furthermore, we must rely upon projections of the fair market value of property post-development or post-redevelopment, as applicable, when evaluating whether to make loans or preferred equity investments. If our projections are inaccurate, our return on investment could suffer.

Our failure to fund our entire commitment on a construction or development loan could harm our results of operations.

If we fail to fund our entire commitment on a construction or development loan, there could be adverse consequences associated with the loan, including: a loss of the value of the property securing the loan, especially if the borrower is unable to raise funds to complete it from other sources; a borrower claim against us for failure to perform under the loan documents; increased costs to the borrower that the borrower is unable to pay; a bankruptcy filing by the borrower; and abandonment by the borrower of the collateral for the loan, any of which could harm our results of operations.

If we invest in CMBS, such investments would pose additional risks, including the risks of the securitization process and the risk that the special servicer may take actions that could adversely affect our interests.

We may invest in CMBS. In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or B-Note, if any, then by the ‘‘first loss’’ subordinated security holder (generally, the ‘‘B-Piece’’ buyer) and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, mezzanine loan or B-Note, and any classes of securities junior to those in which we invest, we will not be able to recover all our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline, then less collateral value will be available to satisfy interest and principal payments due on the related CMBS. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments.

With respect to the CMBS in which we may invest, overall control over the special servicing of the related underlying mortgage loans will be held by a ‘‘directing certificate holder’’ or a ‘‘controlling class representative,’’ which is appointed by the holders of the most subordinated class of CMBS in such series. Because we may acquire classes of existing series of CMBS, we will not have the right to appoint the directing certificate holder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate holder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests.

Market disruptions could adversely impact aspects of our operating results and operating condition.

We believe the risks associated with our investments will be more acute during periods of economic slowdown or recession, especially if these periods are accompanied by declining real estate values. Our results of operations will be materially affected by conditions in the mortgage market, the commercial real estate markets, the financial markets and the economy generally. A prolonged economic slowdown may result in decreased demand for commercial property, including properties under development, forcing property owners to lower rents on properties with excess supply. To the extent that a property owner has fewer tenants or receives lower rents, such property owner will generate less cash flow on its properties, which increases significantly the likelihood that such property owner will default on its debt service obligations to us. If borrowers default, we may incur losses on our investments with them if the value of any collateral we foreclose upon is insufficient to cover the full amount of such investment, and the funds from such foreclosure may take a significant amount of time to realize. Additionally, we may not be able to cause the borrower to provide us with additional collateral or pay down the loan to maintain loan-to-value ratios.

For the foregoing reasons, a weakening economy also may result in the increased likelihood of default even after we have completed loan modifications. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our advisor’s ability to acquire, sell and securitize loans. A deterioration of the real estate market may result in a decline in the market value of our investments or cause us to experience losses related to our investments, which may adversely affect our results of operations, the availability and cost of credit and our ability to pay distributions to our stockholders.

With respect to certain mortgage loans and other debt included in the securities in which we may invest, the collateral that secures the mortgage loan or other debt underlying the securities may also secure one or more related mortgage loans or other debt that are not in the securitization pool, which may conflict with our interest.

Certain mortgage loans or other debt included in the securities in which we may invest may be part of a loan combination or split loan structure that includes one or more additional cross-collateralized mortgage loans (senior, subordinate or pari passu and not included in the securitization pool) that are secured by the same mortgage instrument(s) encumbering the same mortgaged property or properties, as applicable, as is the subject mortgage loan. Pursuant to one or more co-lender or similar agreements, a holder, or a group of holders, of a mortgage loan in a subject loan combination or split loan structure may be granted various rights and powers that affect the mortgage loan in that loan combination or split loan structure, including: (a) cure rights; (b) a purchase option; (c) the right to advise, direct or consult with the applicable servicer regarding various servicing matters affecting that loan combination; or (d) the right to replace the directing certificate holder (without cause). These rights could adversely affect our position.

Our investments in securities, which may include preferred equity, will be subject to the specific risks relating to the particular issuer of the securities and may involve greater risk of loss than secured debt financings.

Our investments in securities, which may include preferred equity, will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers that are REITs and other real estate companies are subject to risks associated with real estate and real estate-related investments. Furthermore, securities, including preferred equity, may involve greater risk of loss than secured financings due to a variety of factors, including that such investments are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in securities, including preferred equity, are subject to risks of: (a) limited liquidity in the secondary trading market; (b) substantial market price volatility resulting from changes in prevailing interest rates; (c) subordination to the prior claims of banks and other senior lenders to the issuer; (d) the operation of mandatory sinking fund or call or redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower-yielding investments; (e) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations; and (f) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding securities, including preferred equity, and the ability of the issuers thereof to make principal, interest and distribution payments to us.

Declines in the fair value of our investments may adversely affect our periodically reported results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to you.

Our securities investments will be classified for accounting purposes as ‘‘available-for-sale.’’ These securities will be carried at estimated fair value and temporary changes in the fair value of those investments will generally be directly charged or credited to equity with no impact in our statements of operations. If we determine that a decline in the estimated fair value of an available-for-sale security falls below its amortized value and is not temporary, we will recognize the appropriate loss on that security in our statements of operations, which will reduce our earnings in the period.

A decline in the fair value of our investments may adversely affect us particularly in instances where we have borrowed money based on the fair value of those investments. If the fair value of those investments declines, the lender may require us to post additional collateral to support the investment. If we were unable to post the additional collateral, our lenders may refuse to continue to lend to us or reduce the amounts they are willing to lend to us. Additionally, we may have to sell investments at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our earnings and, in turn, cash available for distribution to you.

Further, lenders may require us to maintain a certain amount of cash reserves or to set aside unlevered assets sufficient to maintain a specified liquidity position, which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our investments as fully as we would choose, which could reduce our return on equity. If we are unable to meet these contractual obligations, our financial condition could deteriorate rapidly.

The fair value of our investments may decline for a number of reasons, such as changes in prevailing market rates, increases in defaults, increases in voluntary prepayments for those investments that we have that are subject to prepayment risk, widening of credit spreads and downgrades of ratings of the securities by ratings agencies.

We may invest in CDOs, which may involve significant risks.

We may invest in CDOs, which are multiple-class securities secured by pools of assets, such as CMBS, mortgage loans, subordinate mortgage and mezzanine loans and REIT debt. Like typical securitization structures, in a CDO, the assets are pledged to a trustee for the benefit of the holders of the CDO. Like CMBS, CDOs are affected by payments, defaults, delinquencies and losses on the underlying loans or securities. CDOs often have reinvestment periods that typically last for five years during which proceeds from the sale of a collateral asset may be invested in substitute collateral. Upon termination of the reinvestment period, the static pool functions very similarly to a CMBS where repayment of principal allows for redemption of bonds sequentially. To the extent we may invest in the equity interest of a CDO, we will be entitled to all the income generated by the CDO after the payment of all interest due on the senior securities and certain expenses. However, there may be little or no income or principal available to the holders of CDO equity interests if defaults or losses on the underlying collateral exceed a certain amount. In that event, the value of our investment in any equity interest of a CDO could decrease substantially, and could even decrease to zero. In addition, the equity interests of CDOs are illiquid, and because they represent a leveraged investment in the CDO’s assets, the value of the equity interests will generally have greater fluctuations than the value of the underlying collateral.

We may invest in credit default swaps, which may subject us to an increased risk of loss.

Subject to maintaining our qualification as a REIT, we may invest in credit default swaps. A credit default swap is a contract between two parties which transfers the risk of loss if a borrower fails to pay principal or interest on time or files for bankruptcy. Credit default swaps can be used to hedge a portion of the default risk on a single corporate debt or a portfolio of loans. In addition, credit default swaps can be used to implement our advisor’s view that a particular credit, or group of credits, will experience credit improvement. In the case of expected credit improvement, we may ‘‘write’’ credit default protection in which we receive spread income. We may also ‘‘purchase’’ credit default protection even in the case in which we do not own the referenced instrument if, in the judgment of our advisor, there is a high likelihood of credit deterioration. The credit default swap market in high-yield securities is comparatively new and rapidly evolving compared to the credit default swap market for more seasoned and liquid investment grade securities. Swap transactions dependent upon credit events are priced incorporating many variables, including the potential loss upon default. As such, there are many factors upon which market participants may have divergent views.

Interest rate fluctuations could increase our financing costs and reduce our ability to generate income on our investments, either of which could lead to a significant decrease in our results of operations and cash flows and the market value of our investments.

Our primary interest rate exposures will relate to the yield on our investments and the financing cost of our debt, as well as our interest rate swaps that we utilize for hedging purposes. Changes in interest rates will affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Interest rate fluctuations resulting in our interest expense exceeding interest income would result in operating losses for us. Changes in the level of interest rates also may affect our ability to invest in investments, the value of our investments and our ability to realize gains from the disposition of investments. Changes in interest rates may also affect borrower default rates.

To the extent that our financing costs will be determined by reference to floating rates, such as LIBOR or a Treasury index, plus a margin, the amount of such costs will depend on a variety of factors, including, without limitation, (a) for collateralized debt, the value and liquidity of the collateral, and for non-collateralized debt, our credit, (b) the level and movement of interest rates, and (c) general market conditions and liquidity. In a period of rising interest rates, our interest expense on floating rate debt would increase, while any additional interest income we earn on our floating rate investments may not compensate for such increase in interest expense. At the same time, the interest income we earn on our fixed-rate investments would not change, the duration and weighted average life of our fixed-rate investments would increase and the market value of our fixed-rate investments would decrease. Similarly, in a period of declining interest rates, our interest income on floating-rate investments would decrease, while any decrease in the interest we are charged on our floating-rate debt may not compensate for such decrease in interest income and interest we are charged on our fixed-rate debt would not change. Any such scenario could materially and adversely affect us.

Our operating results will depend, in part, on differences between the income earned on our investments, net of credit losses, and our financing costs. For any period during which our investments are not match-funded, the income earned on such investments may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may immediately and significantly decrease our results of operations and cash flows and the market value of our investments.

To hedge against exchange rate and interest rate fluctuations, we may use derivative financial instruments that may be costly and ineffective and may reduce the overall returns on your investment and affect cash available for distribution to our stockholders.

We may use derivative financial instruments to hedge exposures to changes in exchange rates and interest rates on loans secured by our investments. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time. Our hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability or asset;

•	the amount of income that a REIT may earn from hedging transactions to offset interest rate losses is limited by federal income tax provisions governing REITs;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	the party owing money in the hedging transaction may default on its obligation to pay; and

•	we may purchase a hedge that turns out not to be necessary, i.e., a hedge that is out of the money.

Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended accounting treatment and may expose us to risk of loss.

To the extent that we use derivative financial instruments to hedge against exchange rate and interest rate fluctuations, we will be exposed to credit risk, basis risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to you will be adversely affected.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks and costs.

The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk because they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to recordkeeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then-current market price. It may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot be certain that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

We expect that all or a portion of our investments will be illiquid, and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

Certain of the real estate-related securities that we may purchase or originate in connection with privately negotiated transactions will not be registered under the applicable securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and bridge loans we may purchase or originate will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment following a borrower’s default.

We are subject to interest rate risk, which means that changing interest rates may reduce the value of our real estate-related investments.

Interest rate risk is the risk that prevailing market interest rates will change relative to the current yield on fixed-income instruments such as loans and preferred and debt securities, and to a lesser extent dividend-paying common stock. Generally, when interest rates rise, the market value of these instruments declines, and vice versa. In addition, when interest rates fall, borrowers and issuers are more likely to repurchase or prepay their existing preferred and debt instruments to take advantage of the lower cost of financing. As repurchases and prepayments occur, principal is returned to the investor sooner than expected, thereby lowering the effective yield on the investment and frequently leaving the investor unable to invest in new instruments of similar quality at the previously higher interest rate or yield. If we invest in variable-rate investments and interest rates fall, our revenues also may decrease. On the other hand, when interest rates rise, borrowers and issuers are more likely to maintain their existing preferred and debt instruments. As a result, repurchases and prepayments decrease, thereby extending the average maturity of the instruments. Finally, if we invest in variable-rate investments and interest rates rise, borrowers will be more likely to repurchase or prepay their variable-rate debt, thereby lowering the effective yield on our investment, and leaving us unable to invest in new instruments of similar quality at the previously higher interest rate or yield. If we are unable to manage interest rate risk effectively, our results of operations, financial condition and ability to pay distributions to you will be adversely affected.

We may acquire real estate-related securities through tender offers, which may require us to spend significant amounts of time and money that otherwise could be allocated to our operations.

We may acquire real estate-related securities through tender offers, negotiated or otherwise, in which we solicit a target company’s stockholders to purchase their securities. The acquisition of these securities could require us to spend significant amounts of money that otherwise could be allocated to our operations. Additionally, in order to acquire the securities, the employees of our advisor likely will need to devote a substantial portion of their time to pursuing the tender offer — time that otherwise could be allocated to managing our business. These consequences could adversely affect our operations and reduce the cash available for distribution to our stockholders.

Our dependence on the management of other entities in which we invest may adversely affect our business.

We may not control the management, investment decisions or operations of the companies in which we may invest. Management of those enterprises may decide to change the nature of their assets, or management may otherwise change in a manner that is not satisfactory to us. We will have no ability to affect these management decisions, and we may have only limited ability to dispose of our investments.

Our due diligence may not reveal all of a borrower’s liabilities and may not reveal other weaknesses in its business.

Before making a loan to a borrower or acquiring debt or equity securities of a company, we will assess the strength and skills of such entity’s management and other factors that we believe are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, we will rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly organized or private entities because there may be little or no information publicly available about the entities. There can be no assurance that our due diligence processes will uncover all relevant facts or that any investment will be successful.

The employees and key personnel of our advisor and its affiliates have relatively less experience investing in mezzanine, mortgage or bridge loans as compared to investing directly in real property, which could adversely affect our return on loan investments.

The experience of the employees and key personnel of our advisor and its affiliates with respect to investing in mezzanine, mortgage or bridge loans is not as extensive as it is with respect to investments directly in real properties. Such individuals’ relatively less extensive experience with respect to mezzanine, mortgage or bridge loans could adversely affect our return on loan investments.

Delays in liquidating defaulted mortgage, mezzanine or bridge loans could reduce our investment returns.

If there are defaults under our loans, we may not be able foreclose on, and sell, any collateral securing the defaulted loan. An action to foreclose on a property securing a loan is regulated by state statutes and regulations which may delay foreclosure and result in litigation and the attendant costs and uncertainty of litigation. If there is a default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the loan.

The mezzanine loans and second lien mortgage loans in which we may invest would involve greater risks of loss than senior loans secured by income-producing real properties.

We may invest in subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender, or the value of the collateral may not be sufficient to repay the loan. Mezzanine loans and second lien mortgage loans that fund development projects involve additional risks, including dependence for repayment on successful completion and operation of the project, difficulties in estimating construction or rehabilitation costs and loan terms that often require little or no amortization. If there is a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of the entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our loan or on debt senior to our loan, or if there is a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Further, if debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through ‘‘standstill periods’’), and control decisions made in bankruptcy proceedings relating to borrowers. As a result, we may not recover some of or all our investment.

Returns on our mezzanine, mortgage or bridge loans may be limited by regulations.

The mezzanine, mortgage or bridge loans in which we invest, or that we originate, may be subject to regulation by federal, state and local authorities and subject to various laws and judicial and administrative decisions that limit returns. We may determine not to make mezzanine, mortgage or bridge loans in any jurisdiction in which we believe we have not complied in all material respects with applicable requirements.

Foreclosures create additional ownership risks that could adversely impact our returns on mortgage investments.

If we acquire property by foreclosure following defaults under our mortgage, bridge or mezzanine loans, we will have the economic and liability risks as the owner, and our investment will be subject to all the risks associated with the ownership of commercial property, including:

•	changes in general or local economic conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws; and

•	the risk of uninsured or underinsured casualty loss.

These and other risks may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.

A liquidation of our investments could be delayed as a result of our investment in mezzanine loans, bridge loans and preferred equity, which could delay distributions to our stockholders.

The mezzanine loans, bridge loans and preferred equity we may own will be particularly illiquid investments. Mezzanine loans and bridge loans are relatively illiquid due to their short life, their unsuitability for securitization and the greater difficulty of recoupment following a borrower’s default. Preferred equity is relatively illiquid because secondary markets are not as large or well developed as the secondary markets for common stock and debt. Any intended liquidation of our company may be delayed until all mezzanine loans, bridge loans and preferred equity expire, are redeemed or are sold, which could delay distributions to our stockholders.

Investments that are not U.S. government-insured involve risk of loss.

We may originate and acquire uninsured investments as part of our investment strategy. Such investments may include mezzanine loans, mortgage loans and bridge loans. While holding such interests, we will be subject to risks of borrower defaults, bankruptcies, fraud, losses and special losses that are not covered by standard insurance.

Liability relating to environmental matters may impact the value of properties that we may acquire upon foreclosure of the properties underlying our investments.

To the extent we foreclose on properties with respect to which we have extended mortgage loans, we may be subject to environmental liabilities arising from such foreclosed properties. Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances.

The presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of a property underlying one of our debt investments becomes liable for removal costs, the ability of the owner to make payments to us may be reduced, which in turn may adversely affect the value of the relevant mortgage asset held by us and our ability to pay distributions to our stockholders.

If we foreclose on any properties underlying our investments, the presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs, thus harming our financial condition. The discovery of environmental liabilities attached to such properties could have a material adverse effect on our results of operations and financial condition and our ability to pay distributions to our stockholders.

We may fail to qualify for hedge accounting treatment.

We intend to record derivative and hedging transactions in accordance with Financial Accounting Standards Board, or FASB, ASC 815, Derivatives and Hedging. Under these standards, we may fail to qualify for hedge accounting treatment for a number of reasons, including if we use instruments that do not meet the FASB ASC 815 definition of a derivative (such as short sales), we fail to satisfy FASB ASC 815 hedge documentation and hedge effectiveness assessment requirements or our instruments are not highly effective. If we fail to qualify for hedge accounting treatment, our operating results may suffer because losses on the derivatives that we enter into may not be offset by a change in the fair value of the related hedged transaction or item.

Risks Associated with Debt Financing

We anticipate that we will incur indebtedness, which may increase our business risks.

Under our charter, the maximum amount of our indebtedness may not exceed 300% of our ‘‘net assets’’ (as defined by our charter) as of the date of any borrowing unless approved by a majority of our independent directors. In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 25% of the greater of the aggregate cost and the fair market value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to individual investments and only will apply once we have ceased raising capital under this or any subsequent offering and invested substantially all our capital. As a result, we expect to borrow more than 25% of the aggregate cost and the fair market value of each investment we acquire to the extent our board of directors determines that borrowing these amounts is prudent. For these purposes, the value of our assets is based on methodologies and policies determined by our board of directors that may include, but do not require, independent valuations.

Our debt may be at a level that is higher than REITs with similar investment objectives or criteria. High debt levels could cause us to incur higher interest charges, could result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment.

It is also possible that we will borrow to originate or acquire investments that are themselves leveraged. In this way we could have a higher level of leverage than our disclosed loan-to-value ratio, either on a portfolio-wide basis or on the level of one or more individual investments, either of which could further increase our business risks.

Any bank credit facilities and repurchase agreements that we may use in the future to finance our investments may require us to provide additional collateral or pay down debt.

We anticipate that we may utilize bank credit facilities or repurchase agreements (including term loans and revolving facilities) to finance our investments if they become available on acceptable terms. Such financing arrangements would involve the risk that the market value of the loans pledged or sold by us to the provider of the bank credit facility or repurchase agreement counterparty may decline in value, in which case the lender may require us to provide additional collateral or to repay all or a portion of the funds advanced. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. Posting additional collateral would reduce our liquidity and limit our ability to leverage our investments. If we cannot meet these requirements, the lender could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from it, which could materially and adversely affect our financial condition and ability to implement our investment strategy. In addition, if the lender files for bankruptcy or becomes insolvent, our loans may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these investments. Such an event could restrict our access to bank credit facilities and increase our cost of capital. A lender may require us to pay down other debt as a condition to extending credit, which could reduce our liquidity and cause us to incur prepayment or breakage costs. The providers of bank credit facilities and repurchase agreement financing may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our investments as fully as we would choose, which could reduce our return on investment. If we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly.

In addition, if a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term, or if the value of the underlying security has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we will likely incur a loss on our repurchase transactions.

There can be no assurance that we will be able to obtain additional bank credit facilities or repurchase agreements on favorable terms, or at all.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to pay distributions to our stockholders.

In connection with obtaining financing, a lender could impose restrictions on us that affect our ability to incur additional debt and our distribution and operating policies. In general, we expect our loan agreements to restrict our ability to encumber or otherwise transfer our interest in the respective investments without the prior consent of the lender. Loan documents we enter into may contain other customary negative covenants that may limit our ability to further finance the investments, replace Lightstone Real Estate Income LLC as our advisor or impose other limitations. Any such restriction or limitation may have an adverse effect on our operations and our ability to pay distributions to you.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.

We may incur indebtedness that bears interest at a variable rate. In addition, from time to time we may pay loans or finance and refinance our investments in a rising interest rate environment. Accordingly, increases in interest rates could increase our interest costs, which could have an adverse effect on our operating cash flow and our ability to pay distributions to you. In addition, if rising interest rates cause us to need additional capital to repay indebtedness in accordance with its terms or otherwise, we may need to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments. Prolonged interest rate increases also could negatively impact our ability to make investments with positive economic returns.

If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to pay distributions.

Some of our financing arrangements may require us to make a lump-sum or ‘‘balloon’’ payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the underlying investments. At the time the balloon payment is due, we may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the underlying investments at a price sufficient to make the balloon payment, either of which could increase our risk of default on the loan. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our investments. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT and minimize U.S. federal income and excise tax. Any of these results would have a significant negative impact on your investment.

We may not successfully align the maturities of our liabilities with the maturities of our assets, which could harm our operating results and financial condition.

Our general financing strategy is focused on the use of ‘‘match-funded’’ structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we plan to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We may fail to appropriately employ match-funded structures on favorable terms, or at all. We also may determine not to pursue a match-funded strategy with respect to a portion of our financings for a variety of reasons. If we fail to appropriately employ match-funded strategies or determine not to pursue such a strategy, our exposure to interest rate volatility and exposure to matching liabilities prior to the maturity of the corresponding asset may increase substantially, which could harm our operating results, liquidity and financial condition.

U.S. Federal Income Tax Risks

Our failure to qualify or remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our common stock.

We intend to elect and qualify to be taxed as a REIT commencing with our taxable year ending December 31, 2015, or our first year of material operations, and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to qualify or remain qualified as a REIT is not binding on the IRS and is not a guarantee that we will qualify, or continue to qualify, as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the Asset Tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

REITs, in certain circumstances, may incur tax liabilities that would reduce our cash available for distribution to you.

Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are ‘‘dealer’’ properties sold by a REIT (a ‘‘prohibited transaction’’ under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns thereon and seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, or TRSs, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.

To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce your overall return.

In order to qualify and maintain our status as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT, it is possible that we might not always be able to do so.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.

For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, but generally excluding our TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a TRS (but such TRS would incur corporate rate income taxes with respect to any income or gain recognized by it), (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or indirectly through any subsidiary, will be treated as a prohibited transaction, or (3) structuring certain dispositions of our assets to comply with the requirements of the prohibited transaction safe harbor available under the Code for assets that, among other requirements, have been held for at least two years. Despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, but generally excluding TRSs, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans that would be treated as sales for U.S. federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held as inventory or primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to sell or securitize loans in a manner that was treated as a sale of the loans as inventory for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans, other than through a TRS, and we may be required to limit the structures we use for our securitization transactions, even though such sales or structures might otherwise be beneficial for us.

Our TRSs are subject to corporate-level taxes and our dealings with our TRSs may be subject to 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the gross value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation.

A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. For example, to the extent that we acquire loans with an intention of selling such loans in a manner that might expose us to a 100% tax on ‘‘prohibited transactions,’’ we expect such loans will be acquired by a TRS. We may use our TRSs generally for such activities as holding loans for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A TRS will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, the rules, which are applicable to us as a REIT, also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

Our investments in certain debt instruments may cause us to recognize income for U.S. federal income tax purposes even though no cash payments have been received on the debt instruments, and certain modifications of such debt by us could cause the modified debt to not qualify as a good REIT asset, thereby jeopardizing our REIT qualification.

Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount, or OID, or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.

As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, we may be required to (a) sell assets in adverse market conditions, (b) borrow on unfavorable terms, (c) distribute amounts that would otherwise be used for future acquisitions or used to repay debt, or (d) make a taxable distribution of our Common Shares as part of a distribution in which stockholders may elect to receive Common Shares or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements.

Moreover, we may acquire distressed debt investments that require subsequent modification by agreement with the borrower. If the amendments to the outstanding debt are ‘‘significant modifications’’ under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt- for-debt taxable exchange with the borrower. This deemed reissuance may prevent the modified debt from qualifying as a good REIT asset if the underlying security has declined in value and would cause us to recognize income to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt.

The failure of a mezzanine loan to qualify as a real estate asset would adversely affect our ability to qualify as a REIT.

In general, in order for a loan to be treated as a qualifying real estate asset producing qualifying income for purposes of the REIT asset and income tests, the loan must be secured by real property. We may originate or acquire mezzanine loans that are not directly secured by real property but instead secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan that is not secured by real estate would, if it meets each of the requirements contained in the Revenue Procedure, be treated by the IRS as a qualifying real estate asset. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law and in many cases it may not be possible for us to meet all the requirements of the safe harbor. We cannot provide assurance that any mezzanine loan in which we invest would be treated as a qualifying asset producing qualifying income for REIT qualification purposes. If any such loan fails either the Gross Income Tests or Asset Tests, we may be disqualified as a REIT.

Our qualification as a REIT and exemption from U.S. federal income tax with respect to certain assets may be dependent on the accuracy of legal opinions or advice rendered or given or statements by the issuers of assets that we acquire, and the inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax.

When purchasing securities, we may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such securities represent debt or equity securities for U.S. federal income tax purposes, and also to what extent those securities constitute real estate assets for purposes of the Asset Tests and produce qualifying income for purposes of the 75% Gross Income test. In addition, when purchasing the equity tranche of a securitization, we may rely on opinions or advice of counsel regarding the qualification of the securitization for exemption from U.S. corporate income tax and the qualification of interests in such securitization as debt for U.S. federal income tax purposes. The inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate level tax.

The taxable mortgage pool, or ‘‘TMP,’’ rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.

Securitizations originated or acquired by us or our subsidiaries could result in the creation of TMPs for U.S. federal income tax purposes. As a result, we could have ‘‘excess inclusion income.’’ Certain categories of stockholders, such as non-U.S. stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to any such excess inclusion income. In the case of a stockholder that is a REIT, regulated investment company, or RIC, common trust fund or other pass-through entity, our allocable share of our excess inclusion income could be considered excess inclusion income of such entity. In addition, to the extent that our common stock is owned by tax-exempt ‘‘disqualified organizations,’’ such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate-level tax on a portion of any excess inclusion income. Because this tax generally would be imposed on us, all of our stockholders, including stockholders that are not disqualified organizations, generally will bear a portion of the tax cost associated with the classification of us or a portion of our assets as a TMP. A RIC, or other pass-through entity owning our common stock in record name will be subject to tax at the highest U.S. federal corporate tax rate on any excess inclusion income allocated to their owners that are disqualified organizations. Moreover, we could face limitations in selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. Finally, if we were to fail to qualify as a REIT, any TMP securitizations would be treated as separate taxable corporations for U.S. federal income tax purposes that could not be included in any consolidated U.S. federal corporate income tax return. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

We may choose to make distributions in our own stock, in which case you may be required to pay U.S. federal income taxes in excess of the cash dividends you receive.

In connection with our qualification as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions that are payable in cash and/or our shares (which could account for up to 80% of the aggregate amount of such distributions) at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. Stockholders, may be required to pay U.S. federal income taxes with respect to such distributions in excess of the cash portion of the distribution received.

Accordingly, U.S. Stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. Stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain Non-U.S. Stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell our Common Shares in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our Common Shares.

Various tax aspects of such a taxable cash/stock distribution are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose requirements in the future with respect to taxable cash/stock distributions, including on a retroactive basis, or assert that the requirements for such taxable cash/stock distributions have not been met.

The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income or constitute a return of capital, which may reduce your anticipated return from an investment in us.

Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. However, a portion of our distributions may (1) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes, (2) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, or (3) be designated by us as qualified dividend income generally to the extent they are attributable to dividends we receive from our TRSs. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our Common Shares.

Our stockholders may have tax liability on distributions that they elect to reinvest in Common Shares, but they would not receive the cash from such distributions to pay such tax liability.

If our stockholders participate in our DRIP, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in our Common Shares to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the Common Shares are purchased at a discount to fair market value. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the value of the Common Shares received.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to qualified dividend income payable to U.S. Stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced rate. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our Common Shares. Tax rates could be changed in future legislation.

If we were considered to actually or constructively pay a ‘‘preferential dividend’’ to certain of our stockholders, our status as a REIT could be adversely affected.

In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be ‘‘preferential dividends.’’ A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS’s position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment program inadvertently causing a greater than 5% discount on the price of such stock purchased). While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential dividends, there is no de minimis exception with respect to preferential dividends. Therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed either to (a) have distributed less than 100% of our REIT taxable income and be subject to tax on the undistributed portion, or (b) have distributed less than 90% of our REIT taxable income and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, if properly identified under applicable Treasury Regulations, does not constitute ‘‘gross income’’ for purposes of the 75% Gross Income Test or 95% Gross Income Test. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the Gross Income Tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.

Complying with REIT requirements may force us to forego or liquidate otherwise attractive investment opportunities.

To qualify as a REIT, we must ensure that we meet the REIT Gross Income Tests, annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets), and no more than 25% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to elect and qualify to be taxed as a REIT, we may not elect to be treated as a REIT or may terminate our REIT election if we determine that qualifying as a REIT is no longer in the best interests of our stockholders. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the value of our Common Shares.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the value of our Common Shares.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in our Common Shares. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our Common Shares or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of recent legislation on your investment in our Common Shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our Common Shares. You also should note that our counsel’s tax opinion is based upon existing law, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively.

Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

The share ownership restrictions of the Code for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in shares of stock and restrict our business combination opportunities.

In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help insure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted, prospectively or retroactively, by our board of directors, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of the aggregate of our outstanding shares of stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT.

These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our Common Shares or otherwise be in the best interest of our stockholders.

Non-U.S. Stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon the disposition of our Common Shares.

Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as ‘‘effectively connected’’ with the conduct by the Non-U.S. Stockholder of a U.S. trade or business. Pursuant to Foreign Investment in Real Property Tax Act of 1980, or FIRPTA, capital gain distributions attributable to sales or exchanges of ‘‘U.S. real property interests,’’ or USRPIs, generally will be taxed to a Non-U.S. Stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (b) the Non-U.S. Stockholder does not own more than 5% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our Common Shares will be ‘‘regularly traded’’ on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.

Gain recognized by a Non-U.S. Stockholder upon the sale or exchange of our Common Shares generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. The Common Shares will not be treated as a USRPI if less than 50% of our assets throughout a prescribed testing period consist of interests in real property located within the United States, excluding, for this purpose, interests in real property solely in a capacity as a creditor. We do not expect that 50% or more of our assets will consist of interests in real property located in the United States.

Even if our Common Shares constitute a USRPI under the foregoing test, our Common Shares will not constitute a USRPI so long as we are a ‘‘domestically-controlled qualified investment entity.’’ A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by Non-U.S. Stockholders. We believe, but cannot assure you, that we will be a domestically-controlled qualified investment entity.

Furthermore, even if we do not qualify as a domestically-controlled qualified investment entity at the time a Non-U.S. Stockholder sells or exchanges our Common Shares, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if (a) our Common Shares are ‘‘regularly traded,’’ as defined by applicable Treasury regulations, on an established securities market, and (b) such Non-U.S. Stockholder owned, actually and constructively, 5% or less of our Common Shares at any time during the five-year period ending on the date of the sale. However, it is not anticipated that our Common Shares will be ‘‘regularly traded’’ on an established market. We encourage you to consult your tax advisor to determine the tax consequences applicable to you if you are a Non-U.S. Stockholder.

Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.

If (a) we are a ‘‘pension-held REIT,’’ (b) a tax-exempt stockholder has incurred (or deemed to have incurred) debt to purchase or hold our Common Shares, or (c) a holder of Common Shares is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, Common Shares by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.

Retirement Plan Risks

If the fiduciary of an employee pension benefit plan subject to ERISA (such as a profit-sharing, Section 401(k) or pension plan) or any other retirement plan or account fails to meet the fiduciary and other standards under ERISA or the Code as a result of an investment in our Common Shares, the fiduciary could be subject to damages, penalties or other sanctions.

There are special considerations that apply to employee benefit plans subject to ERISA (such as profit-sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Code (such as an IRA) that are investing in our Common Shares. Fiduciaries investing the assets of such a plan or account in our Common Shares should satisfy themselves that:

•	the investment is consistent with their fiduciary obligations under ERISA and the Code;

•	the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;

•	the investment will not impair the liquidity of the plan or IRA;

•	the investment will not produce an unacceptable amount of ‘‘unrelated business taxable income’’ for the plan or IRA;

•	the value of the assets of the plan can be established annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•	the investment will not constitute a non-exempt prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

With respect to the annual valuation requirements described above, we expect to provide an estimated value for our Common Shares annually, determined in accordance with the rules of FINRA. This estimated value is not likely to reflect the proceeds you would receive upon our liquidation or upon the sale of your Common Shares. Accordingly, we can make no assurances that such estimated value will satisfy the applicable annual valuation requirements under ERISA and the Code. The Department of Labor or the IRS may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our Common Shares. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Code may result in the imposition of damages, penalties or other sanctions.

In addition, if an investment in our Common Shares constitutes a non-exempt prohibited transaction under ERISA or the Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In the case of a non-exempt prohibited transaction involving an IRA owner, the IRA may be disqualified and all the assets of the IRA may be deemed distributed and subject to tax.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the period covered by this Form 10-Q, we did not sell any unregistered securities.

Use of Offering Proceeds

The Company’s sponsor is David Lichtenstein (“Lichtenstein”), who does business as The Lightstone Group, LLC (the “Sponsor”) and is the majority owner of the limited liability company of that name. The Company’s advisor is Lightstone Real Estate Income LLC (the “Advisor”), which is wholly owned by our Sponsor.

The Company’s registration statement on Form S-11 (File No. 333-200464), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock at a price of $10.00 per share, subject to certain volume discounts, (exclusive of 10,000,000 shares which are available pursuant to its distribution reinvestment plan (the “DRIP”) at an initial purchase price of $9.50 per share, was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on February 26, 2015.

On September 12, 2014, the Company sold 20,000 Common Shares to the Advisor for $10.00 per share.

As of March 31, 2015, we have not entered into any arrangements to acquire any specific property or to make or invest in any specific loan to make any other permitted investment.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Real Estate Income Trust Inc. on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 13, 2015, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Date: May 13, 2015	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2015	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

