Form 10-Q
period 2015-06-30
Lightstone Real Estate Income Trust Inc.
filed 2015-08-14
CIK 1619312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes   ☑ No ☐

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

Yes  ☐  No ☑

As of August 10, 2015, there were 305,599 outstanding shares of common stock of Lightstone Real Estate Income Trust Inc.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets

Cash	$1,793,465	$200,000

Total Assets	$1,793,465	$200,000

Liabilities and Stockholders' Equity

Accounts payable and other accrued expenses	$352,673	$-
Due to affiliate	822,618	-

Total liabilities	1,175,291	-

Commitments and Contingencies

Stockholders' Equity:

Preferred stock, $0.01 par value; 50,000,000 shares and none authorized, respectively, none issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 and 20,000 shares authorized, respectively, 254,675 and 20,000 shares issued and outstanding, respectively	2,547	200
Additional paid-in-capital	730,298	199,800
Subscription receivable	(62,000)	-
Accumulated deficit	(52,671)	-

Total Stockholders' Equity	618,174	200,000

Total Liabilities and Stockholders' Equity	$1,793,465	$200,000

The accompanying notes are an integral part of these financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015

Revenues	$-	$-

Expenses:
General and administrative costs	47,258	52,671

Total expenses	47,258	52,671

Net loss	$(47,258)	$(52,671)

Net loss per common share, basic and diluted	$(0.78)	$(1.30)

Weighted average number of common shares outstanding, basic and diluted	60,830	40,528

The accompanying notes are an integral part of these financial statements.

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock
			Additional			Total
			Paid-In	Subscription	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity

BALANCE, December 31, 2014	20,000	$200	$199,800	$-	$-	$200,000

Net loss	-	-	-	-	(52,671)	(52,671)
Proceeds from offering	234,675	2,347	2,122,103	(62,000)	-	2,062,450

Selling commissions and dealer manager fees	-	-	(12,375)	-	-	(12,375)
Other offering costs	-	-	(1,579,230)	-	-	(1,579,230)

BALANCE, June 30, 2015	254,675	$2,547	$730,298	$(62,000)	$(52,671)	$618,174

The accompanying notes are an integral part of these financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

STATEMENT OF CASH FLOWS

(Unaudited)

For the Six Months Ended June 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Increase in accounts payable and other accrued expenses	8,425
Increase in due to affiliate	38,813

Net cash used in operating activities	(5,433)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,062,450
Payment of commissions and offering costs	(463,552)

Net cash provided by financing activities	1,598,898

Net change in cash	1,593,465
Cash, beginning of year	200,000
Cash, end of period	$1,793,465

Supplemental disclosure of cash flow information:
Commissions and other offering costs accrued but not paid	$1,128,053
Subscription receivable	$62,000

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

Lightstone Income Trust sold 20,000 Common Shares to Lightstone Real Estate Income LLC, a Delaware limited liability company (the ‘‘Advisor’’), an entity majority owned by David Lichtenstein, on September 12, 2014, for $10.00 per share. Mr. Lichtenstein also is a majority owner of the equity interests of Lightstone Income Trust’s sponsor, The Lightstone Group, LLC (the ‘‘Sponsor’’). Subject to the oversight of the Company’s board of directors (the “Board of Directors”), the Advisor has primary responsibility for making investment decisions and managing the Company’s day-to-day operations. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control the Lightstone Income Trust.

Lightstone Income Trust, together with any of its subsidiaries that may exist from time to time,  are collectively referred to as the ‘‘Company’’ and the use of ‘‘we,’’ ‘‘our,’’ ‘‘us’’ or similar pronouns refers to Lightstone Income Trust or the Company as required by the context in which any such pronoun is used.

The Company’s registration statement on Form S-11 (the “Offering”), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock, par value $0.01 per share (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for $10.00 per share, subject to certain volume and other discounts (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment program (the ‘‘DRIP’’) at an initial purchase price of $9.50 per share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on February 26, 2015. As of June 30, 2015, we had received gross proceeds of approximately $2.3 million from the sale of 254,675 shares of our common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor). The Company intends to sell shares of its common stock under the Offering until the earlier of the date on which all the shares are sold, or February 26, 2017, two years from the date the Offering was declared effective by the SEC. The Company reserves the right to reallocate the shares of common stock it is offering between the primary offering and the DRIP. Additionally, the Offering may be terminated at any time.

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

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Notes to Financial Statements

2. Summary of Significant Accounting Policies

As the Company has not yet commenced significant operations, some of the significant accounting policies may or may not be relevant during the period September 9, 2014 (date of inception) through June 30, 2015, but the Company anticipates that these significant accounting policies will apply in the future.

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

Real estate securities for which the fair value option is not elected will be evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (a) the holder has the intent to sell the impaired security; (b) it is more likely than not the holder will be required to sell the security; or (c) the holder does not expect to recover the entire amortized cost of the security. When a real estate security has been deemed to be other-than-temporarily impaired due to (a) or (b), the security will be written down to its fair value and an OTTI will be recognized in the statements of operations. In the case of (c), the security will be written down to its fair value and the amount of OTTI will then be bifurcated into: (i) the amount related to expected credit losses; and (ii) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses will be recognized in the Company’s statements of operations. The remaining OTTI related to the valuation adjustment will be recognized as a component of accumulated other comprehensive income in the Company’s statements of stockholders’ equity. The portion of OTTI recognized through earnings will be accreted back to the amortized cost basis of the security through interest income, while amounts recognized through other comprehensive income will be amortized over the life of the security with no impact on earnings. Real estate securities which are not high- credit-quality will be considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI will then be bifurcated as discussed above.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Notes to Financial Statements

Deferred Financing Costs

The Company will capitalize initial direct costs associated with financing activities. The costs will be capitalized upon the execution of the loan and amortized over the initial term of the corresponding loan. Amortization of deferred loan costs will begin in the period during which the loan is originated using the effective interest method over the term of the loan.

Income Taxes

As of June 30, 2015 and December 31, 2014, the Company is subject to federal income taxes as a regular (subchapter C) corporation. The Company intends to elect to be taxed as a REIT commencing with the taxable year ended December 31, 2015. If the Company qualifies as a REIT, it generally will not be subject to U.S. federal income tax on its taxable income or capital gain that it distributes to its stockholders. To maintain its REIT qualification, the Company must meet a number of organizational and operational requirements, including a requirement that it annually distribute to its stockholders at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If the Company fails to remain qualified for taxation as a REIT in any subsequent year and does not qualify for certain statutory relief provisions, its income for that year will be taxed at regular corporate rates, and it may be precluded from qualifying for treatment as a REIT for the four-year period following its failure to qualify as a REIT. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders.

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

Organization and Offering Costs

Organization and offering costs include all the costs incurred in connection with the Offering. Organization and offering costs (other than selling commissions and dealer manager fees) of the Company may be paid by the Advisor on behalf of the Company.

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

The Advisor has and will continue to advance organization and offering costs to the extent that the Company does not have the funds to pay such costs. Subsequent to June 12, 2015 (date of breaking escrow), the Company recorded any offering costs incurred from its inception through June 12, 2015 (date of breaking escrow) to stockholders’ equity as a reduction to additional paid in capital (“APIC”) as well as any organization costs incurred from its inception through June 12, 2015 (date of breaking escrow) as a general and administrative cost and a liability to the Advisor for any costs paid by the Advisor. The Company recorded an adjustment to APIC in the amount of $0.8 million on June 12, 2015 (date of breaking escrow) representing the liability to the Advisor for these offering costs. For the three and six months ended June 30, 2015, approximately $1.6 million has been incurred for organization and offering costs. As of June 30, 2015, the Company has recorded approximately $1.6 million of the offering costs against APIC, which represent costs incurred from commencement of its Offering. The related liability for any of these organization and offering costs is included in Due to affiliate in the consolidated balance sheets.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Notes to Financial Statements

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board Financial Accounting Standards Board (“FASB”) issued an accounting standards update that completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards. The update applies to all companies that enter into contracts with customers to transfer goods or services and is effective for us for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted and companies have the choice to apply the update either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying the update at the date of initial application (January 1, 2017) and not adjusting comparative information. On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The Company is currently evaluating the requirements and impact of this update on its financial statements.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Notes to Financial Statements

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

3. Stockholders’ Equity

Preferred Stock

The Company’s charter authorizes the Company’s board of directors to designate and issue one or more classes or series of preferred stock without approval of the holders of Common Shares. On February 11, 2015, the Company amended and restated its charter to authorize the issuance of 50,000,000 shares of preferred stock. Prior to the issuance of shares of each class or series, the board of directors will be required by Maryland law and by the charter to set, subject to the charter restrictions on ownership and transfer of stock, the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of each class or series of preferred stock so issued, which may be more beneficial than the rights, preferences and privileges attributable to Common Shares. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. As of June 30, 2015 and December 31, 2014, the Company had no outstanding shares of preferred stock.

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

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Notes to Financial Statements

On February 11, 2015, the Company amended and restated its charter to authorize the issuance of 200,000,000 Common Shares. Under the charter, the Company will not be able to make certain material changes to its business form or operations without the approval of stockholders holding at least a majority of the shares of its stock entitled to vote on the matter. The Company had 254,675 and 20,000 shares of common stock outstanding as of June 30, 2015 and December 31, 2014, respectively.

Subscription Receivable

The subscription receivable relates to shares issued to the Company’s shareholders for which the proceeds have not yet been received by the Company solely due to a fact of timing of transfers from the escrow agent holding the funds.

Stock Incentive Plan

On June 9, 2015, our Board of Directors approved the termination of our stock incentive plan (the “Plan”). There were no shares issued or outstanding under the terminated Plan.

4. Related Party Transaction and Other Arrangements

The Company has agreements with the Dealer Manager and the Advisor to pay certain fees, as follows, in exchange for services performed by these entities and other affiliated entities. The following table summarizes all the compensation and fees the Company may pay to the Dealer Manager or to the Advisor or its affiliates, including amounts to reimburse their costs in providing services.

During the first quarter of 2015 the Company paid $33,260 related to organization and offering expenses that the Advisor reimbursed us for during the second quarter of 2015.

The Advisor has and will continue to advance the organization and offering costs to the extent that the Company does not have the funds to pay such costs. The related liability of approximately $0.8 million as of June 30, 2015 for these organization and offering costs is included in due to affiliate in the consolidated balance sheets.

Organization and Offering Stage

Fees	Amount
Selling Commissions	The Dealer Manager will receive selling commissions in an amount of up to 7% of the gross proceeds in the primary offering. The Dealer Manager will reallow all selling commissions to the participating broker-dealer who actually sold the Common Shares. Selling commissions are expected to be approximately $21.0 million if the maximum offering of 30 million shares of common stock is sold under the Offering. Alternatively, a participating broker-dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of Common Shares, of which 2.5% will be paid at the time of such sale and 1% will be paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale, in which event, a portion of the dealer manager fee will be reallowed such that the combined selling commission and dealer manager fee do not exceed 10% of the gross offering proceeds (excluding securities purchased through the DRIP). From the Company’s inception through June 30, 2015, the Company has incurred $8,641 of selling commissions.

Dealer Manager Fee	The Dealer Manager will receive a dealer manager fee in an amount of up to 3% of gross proceeds in the primary offering. The Dealer Manager, in its sole discretion, may reallow all or any portion of the dealer manager fee to participating broker-dealers as a marketing fee. No dealer manager fee will be paid with respect to sales under the DRIP. The dealer manager fee will be reduced to 2.5% of the gross proceeds on sales by a participating broker- dealer in the Company’s primary offering if a participating broker-dealer elects to receive the 7.5% fee described in ‘‘— Selling Commissions’’ above. The aggregate estimated dealer manager fee is expected to be approximately $9.0 million if the maximum offering of 30 million Common Shares is sold under the Offering. From the Company’s inception through June 30, 2015, the Company has, the Company has incurred $3,734 of dealer manager fees.
13

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Notes to Financial Statements

Organization and Offering Expenses	The Company will reimburse the Advisor for all organization and offering expenses that it funds in connection with the Offering, other than the selling commissions and dealer manager fee. The Company expects that such organization and offering expenses, other than selling commissions and dealer manager fee, will amount to approximately 2% of gross offering proceeds. In no event will organization and offering expenses (inclusive of selling commissions and dealer manager fees) exceed 15% of gross offering proceeds. From the Company’s inception through June 30, 2015, approximately $1.6 million of organization and offering costs have been incurred.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Notes to Financial Statements

Operational Stage

Fees	Amount
Acquisition Fee	The Company will pay to the Advisor or its affiliates 1% of the amount funded by us to originate or acquire an investment (including the Company’s pro rata share (direct or indirect) of debt incurred in respect of such investment, but excluding acquisition fees and acquisition expenses). Notwithstanding the foregoing, the Company will not pay any acquisition fee to the Advisor or any of its affiliates with respect to any transaction between the Company and the Sponsor, any of its affiliates or any program sponsored by it. Assuming no origination or acquisition transactions between the Company and the Sponsor, any of its affiliates or any program sponsored by it, the estimated aggregate acquisition fees are expected to be approximately $10.6 million, if the maximum offering of 30 million Common Shares is sold under the Offering, assuming an aggregate long-term permanent leverage of approximately 75%.

Acquisition Expenses	The Company will reimburse the Advisor for expenses actually incurred related to selecting, originating or acquiring investments on the Company’s behalf, regardless of whether the Company actually acquires the related investments. In addition, the Company will pay third parties, or reimburse the Advisor or its affiliates, for any investment-related expenses due to third parties, including, but not limited to, legal fees and expenses, travel and communications expenses, accounting fees and expenses and other closing costs and miscellaneous expenses, regardless of whether the Company acquires the related investments. The Company estimates that total acquisition expenses (including those paid to third parties, as described above) will be approximately 0.6% of the amount funded by us to originate or acquire an investment (including the Company’s pro rata share (direct or indirect) of debt attributable to such investment, but excluding acquisition fees and acquisition expenses). In no event will the total of all acquisition fees and acquisition expenses (including those paid to third parties, as described above) with respect to a particular investment be unreasonable or, except in limited circumstances, exceed 5% of the amount funded by us to originate or acquire an investment (including the Company’s pro rata share (direct or indirect) of debt attributable to such investment, but exclusive of acquisition fees and acquisition expenses). The estimated aggregate acquisition expenses are expected to be approximately $6.3 million, if the maximum offering of 30 million Common Shares is sold under the Offering, assuming an aggregate long-term permanent leverage of approximately 75%.

Asset Management Fee	The Company will pay the Advisor or its assignees a monthly asset management fee equal to one-twelfth (1⁄12) of 1% of the cost of the Company’s assets. The cost of the Company’s assets means the amount funded by the Company for investments, including expenses and any financing attributable to such investments, less any principal received on such investments.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Notes to Financial Statements

Operational Stage (continued)

Fees	Amount
Operating Expenses	Beginning 12 months after the original effective date of the Offering, the Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company generally will not reimburse the Advisor for any amount by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets (as defined in the advisory agreement), and (ii) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of investments for that period. After the end of any fiscal quarter for which the Company’s total operating expenses exceed this 2%/25% limitation for the four fiscal quarters then ended, if the Company’s independent directors exercise their right to conclude that this excess was justified, this fact will be disclosed in writing to the holders of Common Shares within 60 days. If the Company’s independent directors do not determine such excess expenses are justified, the Advisor is required to reimburse the Company, at the end of the four preceding fiscal quarters, by the amount that the Company’s aggregate annual total operating expenses paid or incurred exceed this 2%/25% limitation.

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

PART I. FINANCIAL INFORMATION, CONTINUED:

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

Our registration statement on Form S-11(the “Offering”), pursuant to which we are offering to sell up to 30,000,000 shares of our common stock (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for $10.00 per share, subject to certain volume and other discounts (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment plan (the “DRIP”) at an initial purchase price of $9.50 per share) was declared effective by the SEC under the Securities Act of 1933 on February 26, 2015.

We sold 20,000 Common Shares to Lightstone Real Estate Income LLC, a Delaware limited liability company (the ‘‘Advisor’’), an entity majority owned by David Lichtenstein, on September 12, 2014, for $10.00 per share. Mr. Lichtenstein also is a majority owner of the equity interests of our sponsor, The Lightstone Group, LLC (the ‘‘Sponsor’’).

As of June 30, 2015, we had received gross proceeds of approximately $2.3 million from the sale of 254,675 shares of our common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor).

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

Our business may be affected by market and economic challenges experienced by the U.S. and global economies. These conditions may materially affect the value and performance of our properties, and may affect our ability to pay distributions, the availability or the terms of financing that we have or may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due.

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

Critical Accounting Policies

Below is a discussion of the accounting policies that management believes will be critical once we commence significant operations. Our accounting policies have been established to conform with GAAP. We consider these policies critical because they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

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

Real estate securities for which the fair value option is not elected will be evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (a) the holder has the intent to sell the impaired security; (b) it is more likely than not the holder will be required to sell the security; or (c) the holder does not expect to recover the entire amortized cost of the security. When a real estate security has been deemed to be other-than-temporarily impaired due to (a) or (b), the security will be written down to its fair value and an OTTI will be recognized in the statements of operations. In the case of (c), the security will be written down to its fair value and the amount of OTTI will then be bifurcated into: (i) the amount related to expected credit losses; and (ii) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses will be recognized in our statements of operations. The remaining OTTI related to the valuation adjustment will be recognized as a component of accumulated other comprehensive income in our statements of stockholders’ equity. The portion of OTTI recognized through earnings will be accreted back to the amortized cost basis of the security through interest income, while amounts recognized through other comprehensive income will be amortized over the life of the security with no impact on earnings. Real estate securities which are not high-credit-quality will be considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI will then be bifurcated as discussed above.

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

Results of Operations

We were incorporated in the State of Maryland on September 9, 2014 and broke escrow on June 12, 2015. As of June 30, 2015, we have not commenced significant operations.

For the Three and Six Months Ended June 30, 2015

General and administrative expenses

General and administrative costs were $47,258 and $52,671 for the three and six months ended June 30, 2015, respectively. General and administrative costs for the three and six months ended June 30, 2015 primarily consist of legal and accounting costs, corporate board of director’s fees, and costs associated with the Company’s filings with the SEC. We expect that once we commence significant operations, general and administrative costs will increase in the future.

Financial Condition, Liquidity and Capital Resources

For the six months ended June 30, 2015 we raised approximately $2.1 million of proceeds from our sale of shares of common stock under our Offering (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor). The primary source of capital required to fund our future operations will principally come from the proceeds related to our public offering of shares of our common stock.

Our future sources of funds will primarily consist of (i) proceeds from our sale of shares of common stock under our Offering, (ii) cash flows from our operations and (iii) our DRIP. We currently believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

We will be dependent upon the net proceeds from this offering to conduct our proposed operations. We will obtain the capital required to originate and acquire investments and conduct our operations from the proceeds of this offering, any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As June 30, 2015, we have not made any investments, and our only asset, as of June 30, 2015, is $1.8 million in cash.

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

Summary of Cash Flows

The following summary discussion of our cash flows is based on the statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

For the Six Months Ended June 30, 2015

Net cash used in operating activities	$(5,433)
Net cash provided by financing activities	1,598,898

Net change in cash	1,593,465
Cash, beginning of year	200,000
Cash, end of the period	$1,793,465

Operating activities

The net cash used in operating activities of $5,433 during the 2015 period primarily related to general and administrative costs of $52,671 and the increase in liabilities of $47,238.

Financing

During the 2015 period we raised approximately $2.1 million of proceeds from our sale of shares of common stock under our Offering and paid approximately $0.5 million in commissions and offering costs related to the sale of shares of common stock under our Offering.

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

As of June 30, 2015 no shares have been repurchased under our share repurchase program.

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

The following table presents a reconciliation of FFO and MFFO to net income (loss):

	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015
Net loss	$(47,258)	$(52,671)
FFO adjustments:
None	-	-
FFO	(47,258)	(52,671)
MFFO adjustments:

None	-	-
MFFO	(47,258)	(52,671)
Straight-line rent(1)	-	-
MFFO - IPA recommended format	$(47,258)	$(52,671)

Net loss	$(47,258)	$(52,671)
Net loss per common share, basic and diluted	$(0.78)	$(1.30)

FFO	$(47,258)	$(52,671)
FFO per common share, basic and diluted	$(0.78)	$(1.30)

Weighted average number of common shares outstanding, basic and diluted	60,830	40,528

(1)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative FFO attributable to the Company's common shares:

For the period September 9, 2014
(date of inception) through
June 30, 2015
FFO	$(52,671)

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses identified in the evaluation, and therefore, no corrective actions were taken.

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

On September 12, 2014, the Company sold 20,000 Common Shares to the Advisor for $10.00 per share.

As of June 30, 2015, we have not entered into any arrangements to acquire any specific property or to make or invest in any specific loan to make any other permitted investment.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Real Estate Income Trust Inc. on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 14, 2015, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Date: August 14, 2015	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2015	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

