Form 10-K
period 2015-12-31
Lightstone Real Estate Income Trust Inc.
filed 2016-03-15
CIK 1619312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2015

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission file number 333-200464

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-1796830
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

1985 Cedar Bridge Avenue, Suite 1, Lakewood, NJ	08701
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:  732-367-0129

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is no established market for the Registrant’s common shares. As of June 30, 2015, the last business day of the most recently completed second quarter, there were 12,453 shares of the registrant’s common stock held by non-affiliates of the registrant. As of March 4, 2016, there were approximately 672,783 shares of common stock held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K, together with other statements and information publicly disseminated by Lightstone Real Estate Income Trust Inc.  (the “Lightstone Income Trust”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Exchange Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general economic and local real estate conditions, (ii)  changes in governmental laws and regulations, (iii) the level and volatility of interest rates, (iv) the availability of suitable acquisition opportunities and (v) increases in operating costs. Accordingly, there is no assurance that our expectations will be realized.

All forward-looking statements should be read in light of the factors identified herein at Part 1, Item 1A as well as in the “Risk Factors” section of the Registration Statement on Form S-11 (File No. 333-200464) of the Lightstone Real Estate Income Trust Inc. filed with the Securities and Exchange Commission (the “SEC”), as the same may be amended and supplemented from time to time.

PART I.

ITEM 1. BUSINESS:

General Description of Business, Offering and Structure

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

The Company’s registration statement on Form S-11 (the “Offering”), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock, par value $0.01 per share (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment program (the ‘‘DRIP’’) at an initial purchase price of $9.50 per share) was declared effective by the SEC under the Securities Act of 1933 on February 26, 2015. As of December 31, 2015, we had received gross proceeds of $6.8 million from the sale of 723,975 shares of our common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor).

The Company currently intends to sell shares of its common stock under the Offering until the earlier of the date on which all the shares are sold, or February 26, 2017, two years from the date the Offering was declared effective by the SEC. The Company reserves the right to reallocate the shares of common stock it is offering between the Primary Offering and the DRIP. Additionally, the Offering may be terminated at any time.

The Company has and will continue to seek to originate, acquire and manage a diverse portfolio of real estate-related investments. The Company may invest in mezzanine loans, first lien mortgage loans, second lien mortgage loans, bridge loans and preferred equity interests, in each case with a focus on investments intended to finance development or redevelopment opportunities. The Company may also invest in debt and derivative securities related to real estate assets. The Company expects that a majority of its investments by value will be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly owned by, the Sponsor, by its affiliates or by real estate investment programs sponsored by it.

The Company has no employees. The Company retains the Advisor to manage its affairs on a day-to-day basis. Orchard Securities, LLC (the ‘‘Dealer Manager’’), a third party not affiliated with the Company, the Sponsor or the Advisor, will serve as the dealer manager of the Offering. Orchard Securities LLC has a branch office that does business as “Lightstone Capital Markets” and focuses primarily on distributing interests in programs sponsored by our Sponsor. The Advisor is an affiliate of the Sponsor and will receive compensation and fees for services related to the investment and management of the Company’s assets. The Advisor has received and will receive fees during the Company’s organization and offering, operational and liquidation/listing stages.

The Company’s shares of common stock are not currently listed on a national securities exchange. The Company may seek to list its shares of common stock for trading on a national securities exchange only if a majority of its independent directors believe listing would be in the best interest of its stockholders. The Company does not intend to list its shares of common stock at this time. The Company does not anticipate that there would be any market for its shares of common stock until they are listed for trading. In the event the Company does not begin the process of a achieving a liquidity event prior to the eighth anniversary of the termination of our Offering, our charter requires either (a) an amendment to our charter to extend the deadline to begin the process of achieving a liquidity event, or (b) the holding of a stockholders meeting to vote on a proposal for an orderly liquidation of our portfolio.

Related Parties

Our Advisor and Property Managers are each related parties. Each of these entities have or will receive compensation and fees for services related to our offerings and will continue to receive compensation and fees and services for the investment [and management][Is this accurate?] of our assets. These entities will receive fees during our offering, acquisition, operational and liquidation stages. The compensation levels during the offering, acquisition and operational stages are based on percentages of the offering proceeds sold, the cost of acquired properties or other investments and the annual revenue earned from such properties or other investments, and other such fees outlined in each of the respective agreements.

Primary Investment Objectives, Acquisition and Investment Policies

Our primary investment objectives are:

•	to pay stable monthly cash distributions to our stockholders; and

•	to preserve and protect your capital contribution.

Our strategy is to use substantially all the net proceeds of our Offering to originate, acquire and manage a diverse portfolio of real estate-related investments secured by or related to properties located primarily in the United States. We expect that a majority of our investments by value will be related-party investments and located in large metropolitan areas. We seek to create and maintain a portfolio of investments that generate attractive and consistent cash distributions. Our focus on investing in debt instruments emphasizes the payment of stable monthly cash distributions to our stockholders and the preservation and protection of their capital contribution as some of our primary investment objectives. We place a lesser emphasis on, but still may target, capital appreciation from our investments, compared to more opportunistic or equity-oriented strategies.

We have not established any limits on the percentage of our portfolio that may be comprised of various categories of assets which present differing levels of risk. We cannot predict our actual allocation of assets under management at this time because such allocation will also be dependent, in part, upon the then-current commercial real estate market, the investment opportunities it presents and available financing, if any, as well as other micro and macro market conditions.

We have and expect to continue to originate, acquire and manage a diverse portfolio of real estate-related investments such as mezzanine loans, first lien mortgage loans, second lien mortgage loans, bridge loans and preferred equity interests, in each case with a focus on investments intended to finance development or redevelopment opportunities. We may also invest in debt and derivative securities related to real estate assets, such as commercial mortgage-backed securities (“CMBS”); collateralized debt obligations (“CDOs”); debt securities issued by real estate companies; and credit default swaps. We will focus our origination and acquisition activity on real estate-related investments secured by or related to properties located in the United States, and primarily related-party investments. We sometimes refer to the foregoing types of investments as our targeted investments. We will target investments that generally will offer predictable current cash flow and attractive risk-adjusted returns based on the underwriting criteria established and employed by our Advisor, which may include the anticipated leverage point, market and economic conditions, the location and quality of the underlying collateral and the borrower’s exit or refinancing plan. Our ability to execute our investment strategy is enhanced through access to our sponsor’s extensive experience in financing real estate projects it has sponsored, as opposed to a strategy that relies solely on buying assets in the open market from third-party originators. We seek to build a portfolio that includes some of or all the following investment characteristics: (a) provides current income; (b) is secured by high-quality commercial real estate; (c) includes subordinate capital investments by strong sponsors that support our investments and provide downside protection; and (d) possesses strong structural features that maximize repayment potential, such as a clear exit or refinancing plan by the borrower.

We intend to invest in real estate-related loans and debt securities both by directly originating them and by purchasing them from third-party sellers. Although we generally prefer the benefits of direct origination, situations may arise to purchase real estate-related loans and debt securities, possibly at discounts to par, which compensate for the lack of control or structural enhancements typically associated with directly structured investments.

Preferred Investment

105-109 W. 28th Street Preferred Investment

On November 25, 2015, we entered into an agreement with various related party entities that provides for us to make aggregate preferred equity contributions (the “105-109 W. 28th Street Preferred Investment”) of up to $20.0 million in various affiliates of our Sponsor which own a parcel of land located at 105-109 W. 28th Street, New York, NY on which they intend to develop a 343-room Marriott Moxy hotel. The 105-109 W. 28th Street Preferred Investment will be made pursuant to an instrument that entitles us to monthly preferred distributions at a rate of 12% per annum and we can redeem on the earlier of (i) the date that is two years from the date of our final contribution or (ii) the third anniversary of 105-109 W. 28th Street Preferred Investment. We may also request redemption or a restructuring of the agreement prior to the acceptance of any construction financing. The 105-109 W. 28th Street Preferred Investment is classified as a held-to-maturity security and is recorded at cost.

We commenced making contributions during the fourth quarter of 2015 and as of December 31, 2015, the 105-109 W. 28th Street Preferred Investment had an outstanding balance of $4.0 million, which is classified in investments in related parties on the balance sheet. As of December 31, 2015, an aggregate of $16.0 million of additional contributions were unfunded related to the 105-109 W. 28th Street Preferred Investment. The Company has funded contributions to date using proceeds from its initial public offering and intends to continue to fulfill its obligation to make further contributions using proceeds from its initial public offering. The Company’s Advisor elected to waive the acquisition fee associated with this transaction.

Financing Strategy and Policies

We expect that once we have fully invested the proceeds of the Offering, assuming we sell the maximum amount, our portfolio-wide loan-to-value ratio (calculated after the close of the Offering [Global comment: references to “this offering” throughout should be changed to “our Offering” or “the Company’s Offering” because the 10-K is not an offering document.) will be approximately 45%. For purposes of calculating our 45% target leverage, we will determine the loan-to-value ratio on our portfolio based on the greater of the aggregate cost and the fair market value of our investments and other assets. There is no limitation on the amount we may borrow for the purchase or origination of any single investment. Our charter allows us to incur leverage up to 300% of our total “net assets” (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. We may only exceed this 300% limit if a majority of our independent directors approves each borrowing in excess of this limit and we disclose such borrowing to our stockholders in our next quarterly report along with a justification for the excess borrowing. In all events, we expect that our secured and unsecured borrowings will be reasonable in relation to the net value of our assets and will be reviewed by our board of directors at least quarterly.

We do not intend to exceed the leverage limit in our charter after we have fully invested the proceeds of this offering, although we anticipate exceeding the leverage limit in the early stages of our development when the costs of our investments are most likely to exceed our net offering proceeds. Careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. However, high levels of debt could cause us to incur higher interest charges and higher debt service payments, which would decrease the amount of cash available for distribution to our investors.

Distribution Objectives

U.S. federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles in the United States, or GAAP) determined without regard to the deduction for dividends paid and excluding any net capital gain. In order to qualify or continue to qualify for REIT status, we may be required to make distributions in excess of cash available.

Distributions will be at the discretion of our Board of Directors. We may fund distributions with cash proceeds from the sale of shares of our common stock or borrowings if we do not generate sufficient cash flow from our operations to fund distributions. Our ability to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular distributions will continue to be made or that we will maintain any particular level of distributions that we have established or may establish.

We are an accrual basis taxpayer, and as such our REIT taxable income could be higher than the cash available to us. We may therefore borrow to make distributions, which could reduce the cash available to us, in order to distribute 90% of our REIT taxable income as a condition to our election to be taxed as a REIT. These distributions made with borrowed funds may constitute a return of capital to stockholders. “Return of capital” refers to distributions to investors in excess of net income. To the extent that distributions to stockholders exceed earnings and profits, such amounts constitute a return of capital for U.S. federal income tax purposes, although such distributions might not reduce stockholders’ aggregate invested capital. Because our earnings and profits are reduced for depreciation and other non-cash items, it is likely that a portion of each distribution will constitute a tax-deferred return of capital for U.S. federal income tax purposes.

On October 28, 2015, our Board of Directors authorized and we declared a distribution rate which is calculated based on stockholders of record each day during the applicable period at a rate of $0.002191781 per day, and equals a daily amount that, if paid each day for a 365-day period, would equal a 8.0% annualized rate based on a share price of $10.00. Our first distribution began to accrue on June 12, 2015 (date of breaking escrow) through November 30, 2015 (the end of the month following our initial real estate-related investment) and subsequent distributions were on a monthly basis thereafter. The first distribution was paid on December 15, 2015 and subsequent distributions have been paid by the 15th day following each month end to stockholders of record at the close of business on the last day of the prior month. Our stockholders have an option to elect the receipt of Common Shares in lieu of cash distributions under our DRIP.

Total distributions declared during the year ended December 31, 2015 were $187,053.

Distribution Reinvestment and Share Repurchase Programs

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock, at an initial purchase price of $9.50 per common share, which is a discount to our Offering price of $10.00 per common share, by reinvesting their distributions. In connection with our Offering, 10,000,000 Common Shares were reserved for issuance under our DRIP and as of December 31, 2015, 9,998,429 shares remained available for issuance.

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our date of inception through December 31, 2015, we did not receive any requests to redeem shares of our common stock under our share repurchase program.

Our Board of Directors reserves the right to terminate either program for any reason without cause by providing 10 days written notice of termination of the DRIP to all participants or written notice of termination of the share repurchase program to all stockholders.

Tax Status

We intend to elect to be taxed as a REIT commencing with the taxable year ended December 31, 2015. If we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, (the “Code”), we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.

As of December 31, 2015 and 2014, we had no material uncertain income tax positions. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

Market Overview and Opportunity

We believe that the market for investment in real estate-related investments secured by or related to real estate located primarily in the United States continues to be compelling from a risk-return perspective. We intend primarily to focus on investing in development or redevelopment opportunities because, since the economic dislocation that occurred in the United States from approximately 2007–10, demand for development and or redevelopment projects has increased; funding sources to fund such projects have not kept pace with demand; and traditional lenders have tightened lending standards, making it difficult for developers to obtain traditional financing.

We favor a strategy weighted toward targeting debt investments that balance current income with significant subordinate capital and downside structural protections. We believe that our investment strategy, combined with the experience and expertise of our Advisor’s management team, will provide opportunities to: (a) originate loans with attractive current returns and strong structural features directly with borrowers, thereby taking advantage of market conditions in order to seek the best risk-return dynamic for our stockholders; and (b) purchase real estate-related investments from third parties, in some instances at discounts to their face amounts (or par value). We believe the combination of these strategies and the application of prudent leverage to our investments may also allow us to (i) realize appreciation opportunities in the portfolio and (ii) diversify our capital and enhance returns.

Environmental

As an owner of real estate, we will be subject to various environmental laws of U.S. federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.

Employees

We do not have employees. We entered into an advisory agreement with our Advisor pursuant to which our Advisor supervises and manages our day-to-day operations and selects our real estate and real estate related investments, subject to oversight by our Board of Directors. We pay our Advisor fees for services related to the investment and management of our assets, and we have and expect to continue to reimburse our Advisor for certain expenses incurred on our behalf.

Economic Dependence

We are dependent upon the net proceeds received from our Offering to conduct our proposed activities. The capital required to acquire real estate and real estate related investments will be obtained from the proceeds from our Offering and from any indebtedness that we may incur in connection with the acquisition of any real estate and real estate related investments thereafter.

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. Stockholders may obtain copies of our filings with the SEC, free of charge, from the website maintained by the SEC at http://www.sec.gov, or at the SEC's Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our office is located at 1985 Cedar Bridge Avenue, Lakewood, NJ 08701. Our telephone number is (732) 367-0129. Our website is www.lightstonecapitalmarkets.com.

ITEM 1A. RISK FACTORS:

Set forth below are the risk factors that we believe are material to our investors.  This section contains forward-looking statements.  You should refer to the explanation of the qualifications and limitations on forward-looking statements on page 2. If any of the risk events described below actually occurs, our business, financial condition or results of operations could be adversely affected.

Risks Related to an Investment in Lightstone Real Estate Income Trust Inc.

We and our Advisor have a limited operating history, and the performance of the prior real estate investment programs of our sponsor may not be indicative of our future results.

We and our Advisor have a limited operating history, and you should not rely upon the past performance of other real estate investment programs sponsored by our sponsor to predict our future results. We were incorporated on September 9, 2014, and have made only one investment as of the date of this filing. Accordingly, the prior performance of real estate investment programs sponsored by our sponsor may not be indicative of our future results.

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

We have only made one investment as of the date of this filing. Therefore, we are not able to provide you with information to evaluate each of our investments before you invest. Our board of directors will have wide discretion in implementing our policies.

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

Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our Offering, will result in us having fewer funds available for the acquisition of real estate-related investments and may dilute our stockholders' interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect our stockholders’ overall return.

Our cash flows used in operations were $(48,495) for the year ended December 31, 2015. During the year ended December 31, 2015, we paid distributions of $187,053, of which $164,806, or 88%, was funded from proceeds from our Offering and $22,247, or 12%, was funded from proceeds from common stock issued under the DRIP. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations. Our organizational documents permit us to make distributions from any source, including from the proceeds of this offering or other offerings, cash advances to us by our Advisor, cash resulting from a waiver of fees, and borrowings, including borrowings secured by our assets.

Until we acquire other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. If we are unable to acquire additional real estate-related investments, it may result in a lower return on an investment in our shares. If we have not generated sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and our Advisor's deferral, suspension or waiver of its fees and expense reimbursements, to fund distributions, we may use the proceeds from this offering. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with this offering. We have not established any limit on the amount of proceeds from this offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.

Funding distributions from the proceeds of our Offering results in us having less funds available for acquiring properties or other real estate-related investments. As a result, the return realized on an investment in our shares may be reduced. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of this offering may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute our stockholders’ interest in us if we sell shares of our common stock or securities that are convertible or exercisable into shares of our common stock to third-party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability or affect the distributions payable to you upon a liquidity event, any or all of which may have an adverse effect on your investment.

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

Certain investments in which our sponsor or entities that it has advised have directly or indirectly owned equity interests have faced adverse business developments, including bankruptcy filings. These adverse developments may negatively affect a potential investor’s assessment of our ability to meet our investment objectives, which in turn may hinder our ability to raise substantial funds in our Offering. If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make, which may negatively affect the value of your investment. Additionally, there can be no assurance that we will not face similar adverse business developments.

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

If stockholders or other interested parties were to file a lawsuit related to, or challenging, an internalization transaction, we could incur litigation costs that would adversely affect the value of your Common Shares. We would also be responsible for the compensation and benefits costs of our officers and other employees and consultants that are now paid by our Advisor or its affiliates.

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

We intend to disclose an estimated NAV per Common Share prior to the conclusion of this offering, and such estimated NAV per share may be lower than the purchase price you pay for Common Shares in this offering. The estimated NAV per share may not be an accurate reflection of the fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of our Company.

Recent amendments to rules promulgated by the FINRA require us to disclose an estimated NAV per share of our Common Shares no later than May 10, 2017, which is 150 days following the second anniversary of the date on which we broke escrow in this offering, although we intend to provide an estimated NAV per share earlier than required by FINRA. If we provide an estimated NAV per share prior to the conclusion of this offering, our board of directors may determine to modify the offering price, including the price at which the shares are offered pursuant to the DRIP, to reflect the estimated NAV per share. Pursuant to an amendment to NASD Rule 2340 that will take effect on April 11, 2016, if we have not yet disclosed an estimated NAV per share before the amended rule takes effect, then our stockholders’ customer account statements will report the value of our Common Shares using the “net investment method.” Under this method, the statement amount for an investment in Common Shares will be equal to the gross offering price less organization and offering expenses (including selling commissions, dealer manager fees and issuer costs) that are paid from gross proceeds of this offering.

The price at which you purchase shares and any subsequent estimated values are likely to differ from the price at which a stockholder could resell such shares because: (i) there is no public trading market for our shares at this time; (ii) the purchase price does not reflect, and will not reflect, the fair value of our assets as we acquire them, nor does it represent the amount of net proceeds that would result from an immediate liquidation of our assets or sale of our Company, because the amount of proceeds available for investment from our offering is net of selling commissions, dealer manager fees, other organizational and offering expense reimbursements and acquisition fees and expenses; (iii) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current conditions in the financial and real estate markets may affect the values of our investments; (iv) the estimated value does not take into account how developments related to individual assets may increase or decrease the value of our portfolio; and (v) the estimated value does not take into account any portfolio premium or premiums to value that may be achieved in a liquidation of our assets or sale of our portfolio.”

Risks Related to Conflicts of Interest

We are subject to conflicts of interest arising out of our relationships with our Advisor and its affiliates, including the material conflicts discussed below.

Our Advisor and its affiliates, including all our executive officers and some of our directors, face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

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

Under our advisory agreement, our Advisor is entitled to fees and other amounts that may result in our Advisor recommending actions that maximize these amounts even if the actions are not in our best interest. Further, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our Advisor’s interests are not wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor to incentive compensation. In addition, our Advisor’s entitlement to fees upon the sale of our investments and to participate in net sales proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our Advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. Our advisory agreement also requires us to pay a performance-based termination fee to our Advisor if we terminate the advisory agreement prior to the listing of our Common Shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds. To avoid paying these fees, our independent directors may decide against terminating the advisory agreement prior to our listing of our Common Shares or disposition of our investments even if, but for the termination fee, termination of the advisory agreement would be in our best interest. In addition, the requirement to pay the fee to our Advisor upon our Advisor’s termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the fee to our Advisor. In addition, our Advisor will be entitled to an annual subordinated performance fee, which may encourage our Advisor to recommend riskier investments or to dispose of investments earlier than they should be disposed of.

Our sponsor’s other public programs, Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), Lightstone Value Plus Real Estate Investment Trust III, Inc. (“Lightstone III”) and Hamilton National Income Trust, Inc. (“HNIT” and collectively, “Sponsor’s Other Public Programs”) , may be engaged in competitive activities, including the origination and acquisition of assets similar to our targeted investments.

Our Advisor and its affiliates, through the activities of Lightstone I, Lightstone II, Lightstone III and HNIT, may be engaged in other activities that could result in potential conflicts of interest with the services that they will provide to us. Lightstone I, Lightstone II, Lightstone III and HNIT may compete with us for the origination and acquisition of assets similar to our targeted investments.

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

Our executive officers and key personnel and the executive officers and key personnel of Lightstone-affiliated entities that conduct our day-to-day operations and this offering face competing demands on their time, and this may cause our investment returns to suffer.

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

Additionally, Mr. Lichtenstein is also a director of Lightstone I, Lightstone II, Lightstone III and HNIT. Accordingly, Mr. Lichtenstein owes fiduciary duties to Lightstone I, Lightstone II, Lightstone III and HNIT and their respective stockholders. The duties of Mr. Lichtenstein to Lightstone I, Lightstone II, Lightstone III and HNIT may influence Mr. Lichtenstein’s judgment when considering issues that may affect us. For example, we are permitted to enter into a joint venture or preferred equity investment with Lightstone I, Lightstone II, Lightstone III and HNIT for the origination or acquisition of real estate-related investments. Decisions of our board of directors regarding the terms of those transactions may be influenced by Mr. Lichtenstein’s duties to Lightstone I, Lightstone II, Lightstone III and HNIT and their respective stockholders.

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

Stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently authorizes us to issue 200 million Common Shares and 50 million shares of preferred stock. Our board of directors may amend our charter from time to time to increase or decrease the number of authorized shares of capital stock, or the number of authorized shares of any class or series of stock designated, and may classify or reclassify any unissued shares into one or more classes or series without the necessity of obtaining stockholder approval. Shares will be issued at the discretion of our board of directors. Stockholders will experience dilution of their percentage ownership interest in us if we: (a) sell Common Shares in this offering or sell additional Common Shares in the future, including those issued pursuant to our DRIP; or (b) sell securities that are convertible into Common Shares. Because of these and other reasons described in this ‘‘Risk Factors’’ section, you should not expect to be able to own a significant percentage of our Common Shares.

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

We could remain an ‘‘emerging growth company’’ for up to five years, or until the earliest to occur of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1 billion or more, (2) December 31 of the fiscal year that we become a ‘‘large accelerated filer’’ as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our Common Shares held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) and (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new audit rules adopted by the Public Company Accounting Oversight Board, or the PCAOB, after April 5, 2012 (unless the SEC determines otherwise), (3) provide certain disclosures relating to executive compensation generally required for larger public companies or (4) hold shareholder advisory votes on executive compensation. We have not yet made a decision as to whether to take advantage of some of the JOBS Act exemptions that are applicable to us. If we do avail ourselves of any of such exemptions, we do not know if some investors will find our Common Shares less attractive as a result.

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

We have disclosed funds from operations, or FFO, and modified funds from operations, or MFFO, which are non-GAAP financial measures that may not be meaningful for comparing the performances of different REITs, and that have certain other limitations.

We will use, and have disclosed to investors, FFO and MFFO, which are non-GAAP measures, as additional measures of our operating performance. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, Inc., or NAREIT, a trade group. We compute MFFO in accordance with the definition established by the Investment Program Association, or the IPA, another trade group. However, our computation of FFO and MFFO may not be comparable to that of other REITs that do not calculate FFO or MFFO using these definitions without further adjustments.

Neither FFO nor MFFO is equivalent to net income or cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to net income, as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.

Payment of fees to our Advisor and its affiliates reduces cash available for investment and payment of distributions.

Our Advisor and its affiliates perform services for us in connection with, among other things, the selection, financing and acquisition or origination of our investments, the servicing of our mezzanine, mortgage and bridge loans, the administration of our other investments and the disposition of our investments. They will be paid substantial fees for these services. These fees will reduce the amount of cash available for investment or distributions to stockholders.

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

If we invest in commercial mortgage-backed securities (“CMBS”), such investments would pose additional risks, including the risks of the securitization process and the risk that the special servicer may take actions that could adversely affect our interests.

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

We may invest in collateralized debt obligations (“CDOs”), which may involve significant risks.

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

We intend to elect and qualify to be taxed as a REIT commencing with our taxable year ending December 31, 2015, and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to qualify or remain qualified as a REIT is not binding on the IRS and is not a guarantee that we will qualify, or continue to qualify, as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the Asset Tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

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

A REIT may own up to 100% of the stock of one or more TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (20% for taxable years beginning after December 31, 2017) of the gross value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation.

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

In general, in order for a loan to be treated as a qualifying real estate asset producing qualifying income for purposes of the REIT asset and income tests, the loan must be secured by real property or an interest in real property. We may originate or acquire mezzanine loans that are not directly secured by real property or an interest in real property but instead secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property or an interest in real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan that is not secured by real estate would, if it meets each of the requirements contained in the Revenue Procedure, be treated by the IRS as a qualifying real estate asset. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law and in many cases it may not be possible for us to meet all the requirements of the safe harbor. We cannot provide assurance that any mezzanine loan in which we invest would be treated as a qualifying asset producing qualifying income for REIT qualification purposes. If any such loan fails either the Gross Income Tests or Asset Tests, we may be disqualified as a REIT.

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

The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, or in certain cases to hedge previously acquired hedges entered into to manage risks associated with property that has been disposed of or liabilities that have been extinguished if properly identified under applicable Treasury Regulations, does not constitute ‘‘gross income’’ for purposes of the 75% Gross Income Test or 95% Gross Income Test. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the Gross Income Tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.

Complying with REIT requirements may force us to forego or liquidate otherwise attractive investment opportunities.

To qualify as a REIT, we must ensure that we meet the REIT Gross Income Tests, annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets), and no more than 25% (20% for taxable years beginning after December 31, 2017)of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as ‘‘effectively connected’’ with the conduct by the Non-U.S. Stockholder of a U.S. trade or business. Pursuant to Foreign Investment in Real Property Tax Act of 1980, or FIRPTA, capital gain distributions attributable to sales or exchanges of ‘‘U.S. real property interests,’’ or USRPIs, generally will be taxed to a Non-U.S. Stockholder (other than a qualified pension plan, entities wholly owned by a qualified pension plan and certain foreign publicly traded entities) as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (b) the Non-U.S. Stockholder does not own more than 10% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our Common Shares will be ‘‘regularly traded’’ on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.

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

Furthermore, even if we do not qualify as a domestically-controlled qualified investment entity at the time a Non-U.S. Stockholder sells or exchanges our Common Shares, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if (a) our Common Shares are ‘‘regularly traded,’’ as defined by applicable Treasury regulations, on an established securities market, and (b) such Non-U.S. Stockholder owned, actually and constructively, 10% or less of our Common Shares at any time during the five-year period ending on the date of the sale. However, it is not anticipated that our Common Shares will be ‘‘regularly traded’’ on an established market. We encourage you to consult your tax Advisor to determine the tax consequences applicable to you if you are a Non-U.S. Stockholder.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None.

ITEM 2. PROPERTIES:

None.

ITEM 3. LEGAL PROCEEDINGS:

From time to time in the ordinary course of business, we may become subject to legal proceedings, claims or disputes.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

As of March 4, 2016, we had approximately 915,005 shares of common stock outstanding, held by a total of 186 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

Our shares of common stock are not currently listed on a national securities exchange. We may seek to list our shares of common stock for trading on a national securities exchange only if a majority of our independent directors believe listing would be in the best interest of our stockholders. We do not intend to list our shares of common stock at this time. We do not anticipate that there would be any market for our shares of common stock until they are listed for trading. In the event we do not begin the process of achieving a liquidity event prior to the eighth anniversary of the termination of our Offering, our charter requires either (a) an amendment to our charter to extend the deadline to begin the process of achieving a liquidity event, or (b) the holding of a stockholders meeting to vote on a proposal for an orderly liquidation of our portfolio.

Share Repurchase Program

Our share repurchase program may provide eligible stockholders with limited, interim liquidity by enabling them to sell shares of common stock back to us, subject to restrictions and applicable law. A selling stockholder must be unaffiliated with us, and must have beneficially held the shares of common stock for at least one year prior to offering the shares of common stock for sale to us through the share repurchase program. Subject to the limitations described in the Registration Statement, we will also redeem shares of common stock upon the request of the estate, heir or beneficiary of a deceased stockholder.

The prices at which stockholders who have held shares of common stock for the required one-year period may sell shares of common stock back to us are as follows:

•	in the case of the death of a stockholder: (a) before we have first disclosed an estimated value per Common Share based on data supported by appraisals of our assets and operations, the price paid to acquire the Common Shares from us; and (b) after we have first disclosed an estimated value per Common Share, our estimated value per Common Share;

•              the below percentages, except for in the case of the death of a stockholder: (a) before we have first disclosed an estimated value per Common Share based on data supported by appraisals of our assets and operations, the price paid to acquire the Common Shares from us; and (b) after we have first disclosed an estimated value per Common Share, our estimated value per Common Share:

•              92.5% for stockholders who have continuously held their Common Shares for at least one year;

•              95% for stockholders who have continuously held their Common Shares for at least two years;

•              97.5% for stockholders who have continuously held their Common Shares for at least three years; and

•              100% for stockholders who have continuously held their Common Shares for at least four years.

Pursuant to the terms of our share repurchase program, we will make repurchases, if requested, at least once quarterly provided repurchases do not impair our capital or operations, as discussed further below. Each stockholder whose repurchase request is granted will receive the repurchase amount 30 days after the fiscal quarter in which we grant his, her or its repurchase request. Subject to the limitations described in the Registration Statement, we will also repurchase Common Shares upon the request of the estate, heir or beneficiary of a deceased stockholder. We will limit the number of Common Shares repurchased pursuant to our share repurchase program as follows: during any 12-month period, we will not repurchase in excess of 5.0% of the weighted average number of Common Shares outstanding during the prior calendar year; provided, however, that Common Shares repurchased in the case of the death of a stockholder will not count against this 5.0% limit.

Our Board of Directors, in its sole discretion, may choose at any time to terminate our share repurchase program, or reduce or increase the number of Common Shares purchased under the program, if it determines that the funds allocated to our share repurchase program are needed for other purposes, such as the acquisition, maintenance or repair of properties, or for use in making a declared distribution. A determination by our board of directors to eliminate, reduce or increase our share repurchase program will require the affirmative vote of our independent directors.

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to have participated in the offering and sale of our shares of common stock or to participate in any future offering of our shares of common stock, we are required pursuant to FINRA rules to disclose in each annual report distributed to our stockholders a per share estimated value of the shares of common stock, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our Advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in shares of our common stock. For these purposes, the estimated value of the shares of our common stock shall be deemed to be $10.00 per share as of December 31, 2015. From our date of inception through December 31, 2015, we did not receive any requests to redeem shares of our common stock under our share repurchase program.

Distributions

U.S. federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP) determined without regard to the deduction for dividends paid and excluding any net capital gain. In order to qualify or continue to qualify for REIT status, we may be required to make distributions in excess of cash available.

Distributions will be at the discretion of our Board of Directors. We may use cash proceeds from the sale of shares of our common stock to fund distributions. We may continue to fund such distributions with cash proceeds from the sale of shares of our common stock or borrowings if we do not generate sufficient cash flow from our operations to fund distributions. Our ability to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular distributions will continue to be made or that we will maintain any particular level of distributions that we have established or may establish.

We are an accrual basis taxpayer, and as such our REIT taxable income could be higher than the cash available to us. We may therefore borrow to make distributions, which could reduce the cash available to us, in order to distribute 90% of our REIT taxable income as a condition to our election to be taxed as a REIT. These distributions made with borrowed funds may constitute a return of capital to stockholders. “Return of capital” refers to distributions to investors in excess of net income. To the extent that distributions to stockholders exceed earnings and profits, such amounts constitute a return of capital for U.S. federal income tax purposes, although such distributions might not reduce stockholders’ aggregate invested capital. Because our earnings and profits are reduced for depreciation and other non-cash items, it is likely that a portion of each distribution will constitute a tax-deferred return of capital for U.S. federal income tax purposes.

Distributions Declared by our Board of Directors and Source of Distributions

On October 28, 2015, our Board of Directors authorized and we declared a distribution rate which is calculated based on stockholders of record each day during the applicable period at a rate of $0.002191781 per day, and equals a daily amount that, if paid each day for a 365-day period, would equal a 8.0% annualized rate based on a share price of $10.00. Our first distribution began to accrue on June 12, 2015 (date of breaking escrow) through November 30, 2015 (the end of the month following our initial real estate-related investment) and subsequent distributions were on a monthly basis thereafter. The first distribution was paid on December 15, 2015 and subsequent distributions have been paid by the 15th day following each month end to stockholders of record at the close of business on the last day of the prior month. Our stockholders have an option to elect the receipt of Common Shares in lieu of cash distributions under our DRIP.

Total distributions declared during the year ended December 31, 2015 were $187,053.

	Year Ended December 31, 2015		Three Months Ended December 31, 2015
Distribution period:		Percentage of Distributions	Q4 2015	Percentage of Distributions

Date distribution declared			October 28, 2015

Date distribution paid			December 15, 2015
			January 15, 2016

Distributions paid	$164,806		$164,806
Distributions reinvested	$22,247		22,247
Total Distributions	$187,053		$187,053

Source of distributions:
Cash flows provided by operations	$-	0%	$-	0%
Offering proceeds	$164,806	88%	164,806	88%
Proceeds from issuance of common stock through DRIP	$22,247	12%	22,247	12%
Total Sources	$187,053	100%	$187,053	100%

Cash flows used in operations (GAAP basis)	$(48,495)		$(8,981)

Number of shares of common stock issued pursuant to the Company's DRIP	2,342		2,342

Use of Public Offering Proceeds

Our registration statement on Form S-11 (the “Offering”), pursuant to which we are offering to sell up to 30,000,000 shares of our common stock, par value $0.01 per share (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares available pursuant to our distribution reinvestment plan (the “DRIP”) at an initial purchase price of $9.50 per share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on February 26, 2015. As of December 31, 2015, we had received gross proceeds of $6.8 million from the sale of 723,975 shares of our common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in our Sponsor).

We currently intend to sell shares of our common stock under the Offering until the earlier of the date on which all the shares are sold, or February 26, 2017, two years from the date the Offering was declared effective by the SEC. We reserve the right to reallocate the shares of common stock we are offering between the Primary Offering and the DRIP. Additionally, the Offering may be terminated at any time.

We will utilize a portion of our public offering proceeds towards funding the dealer manager fees, selling commissions and organization and other offering costs.

Below is a summary of the expenses we have incurred in connection with the issuance and distribution of the registered securities since inception:

Type of Expense Amount
Selling commissions and dealer manager fees	$258,816
Other expenses incurred	2,109,958
Total offering costs incurred from inception through December 31, 2015	$2,368,774

Cumulatively through December 31, 2015, we have used the net offering proceeds of $4.4 million, after deduction of offering expenses paid since inception of $2.4 million, as follows:

Preferred equity investment	$4,000,000
Cash and cash equivalents	1,213,014
Cash distributions not funded by operations	125,951
Other uses (primarily timing of payables)	(922,283)

Total uses	$4,416,682

As of March 4, 2016, we have sold 915,005 shares of common stock at an aggregate price of $8.7 million, including 3,273 shares of common stock at an aggregate price of approximately $31,000 under our DRIP.

ITEM 6. SELECTED FINANCIAL DATA:

The following selected financial data are qualified by reference to and should be read in conjunction with our financial statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

		For the Period
		September 9,
		2014
	For the Year	(date of inception)
	Ended	through
	December 31,	December 31,
	2015	2014
Operating Data:
Investment income	$49,333	$-
Net loss	$(113,824)	$-
Less: net loss attributable to noncontrolling interests	$-	$-
Net loss applicable to Company's common shares	$(113,824)	$-

Basic and diluted net loss per Company's common share	$(0.45)	$-
Dividends declared on Company's common shares	$187,053	$-
Weighted average common shares outstanding-basic and diluted	251,901	6,082

Balance Sheet Data:
Total assets	$5,213,448	$200,000
Company's Stockholder's Equity	$4,130,737	$200,000

Other financial data:
Funds from operations (FFO) attributable to Company's common shares	$(113,824)	$-

1.	For more information about FFO and MFFO, including a reconciliation to our GAAP net income/(loss) for each period reported, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Funds from Operations and Modified Funds from Operations.”

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

You should read the following discussion and analysis together with our financial statements and notes thereto included in this Annual Report on Form 10-K. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” above for a description of these risks and uncertainties.

Overview

Lightstone Real Estate Income Trust Inc. (the “Lightstone Income Trust” or “Company”) primarily intends to originate, acquire and manage a diverse portfolio of real estate-related investments. The Company may invest in mezzanine loans, first lien mortgage loans, second lien mortgage loans, bridge loans and preferred equity interests, in each case with a focus on investments intended to finance development or redevelopment opportunities. The Company may also invest in debt and derivative securities related to real estate assets. The Company expects that a majority of its investments by value will be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly owned by, the Sponsor, by its affiliates or by real estate investment programs sponsored by it.

Our registration statement on Form S-11 (the “Offering”), pursuant to which we are offering to sell up to 30,000,000 shares of our common stock, par value $0.01 per share (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment plan (the “DRIP”) at an initial purchase price of $9.50 per share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on February 26, 2015. As of December 31, 2015, we had received gross proceeds of $6.8 million from the sale of 723,975 shares of our common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein (“Lichtenstein”) our sponsor, who does business through The Lightstone Group, LLC (the “Sponsor”) and majority owns the limited liability company of that name.

Capital required for the purchase of real estate and real estate related investments is expected to be obtained from the public offering of shares of our common stock, and from any indebtedness that we may incur in connection with the acquisition of any real estate and real estate related investments.

We currently intend to sell shares of our common stock under the Offering until the earlier of the date on which all the shares are sold, or February 26, 2017, two years from the date the Offering was declared effective by the SEC. We reserve the right to reallocate the shares of common stock we are offering between the Primary Offering and the DRIP. Additionally, the Offering may be terminated at any time.

We do not have employees. We entered into an advisory agreement with Lightstone Real Estate Income LLC, a Delaware limited liability company, which we refer to as the “Advisor,” pursuant to which the Advisor supervises and manages our day-to-day operations and selects our real estate and real estate related investments, subject to oversight by our Board of Directors. We pay the Advisor fees for services related to the investment and management of our assets, and we will reimburse the Advisor for certain expenses incurred on our behalf.

To qualify and maintain our qualification as a REIT, we engage in certain activities through a wholly-owned taxable REIT subsidiary (“TRS”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Acquisitions and Investment Strategy

We expect to originate, acquire and manage a diverse portfolio of real estate-related investments such as mezzanine loans, first lien mortgage loans, second lien mortgage loans, bridge loans and preferred equity interests, in each case with a focus on investments intended to finance development or redevelopment opportunities. We may also invest in debt and derivative securities related to real estate assets, such as CMBS; CDOs; debt securities issued by real estate companies; and credit default swaps. We will focus our origination and acquisition activity on real estate-related investments secured by or related to properties located in the United States, and primarily related-party investments. We sometimes refer to the foregoing types of investments as our targeted investments. We will target investments that generally will offer predictable current cash flow and attractive risk-adjusted returns based on the underwriting criteria established and employed by our Advisor, which may include the anticipated leverage point, market and economic conditions, the location and quality of the underlying collateral and the borrower’s exit or refinancing plan. Our ability to execute our investment strategy is enhanced through access to our sponsor’s extensive experience in financing real estate projects it has sponsored, as opposed to a strategy that relies solely on buying assets in the open market from third-party originators. We seek to build a portfolio that includes some of or all the following investment characteristics: (a) provides current income; (b) is secured by high-quality commercial real estate; (c) includes subordinate capital investments by strong sponsors that support our investments and provide downside protection; and (d) possesses strong structural features that maximize repayment potential, such as a clear exit or refinancing plan by the borrower.

We intend to invest in real estate-related loans and debt securities both by directly originating them and by purchasing them from third-party sellers. Although we generally prefer the benefits of direct origination, situations may arise to purchase real estate-related loans and debt securities, possibly at discounts to par, which compensate for the lack of control or structural enhancements typically associated with directly structured investments.

Preferred Investment

105-109 W. 28th Street Preferred Investment

On November 25, 2015, we entered into an agreement with various related party entities that provides for us to make aggregate preferred equity contributions (the “105-109 W. 28th Street Preferred Investment”) of up to $20.0 million in various affiliates of our Sponsor which own a parcel of land located at 105-109 W. 28th Street, New York, NY on which they intend to develop a 343-room Marriott Moxy hotel. The 105-109 W. 28th Street Preferred Investment will be made pursuant to an instrument that entitles us to monthly preferred distributions at a rate of 12% per annum and we can redeem on the earlier of (i) the date that is two years from the date of our final contribution or (ii) the third anniversary of 105-109 W. 28th Street Preferred Investment. We may also request redemption or a restructuring of the agreement prior to the acceptance of any construction financing. The 105-109 W. 28th Street Preferred Investment is classified as a held-to-maturity security and is recorded at cost.

We commenced making contributions during the fourth quarter of 2015 and as of December 31, 2015, the 105-109 W. 28th Street Preferred Investment had an outstanding balance of $4.0 million, which is classified in investments in related parties on the balance sheet. As of December 31, 2015, an aggregate of $16.0 million of additional contributions were unfunded related to the 105-109 W. 28th Street Preferred Investment. We have funded contributions to date using proceeds from our initial public offering and intend to continue to fulfill our obligation to make further contributions using proceeds from our initial public offering. Our Advisor elected to waive the acquisition fee associated with this transaction.

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

We are not aware of any other material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of real estate and real estate related investments, other than those referred to in this Form 10-K.

Critical Accounting Estimates and Policies

General.

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our financial statements requires us to make estimates and judgments about the effects of matters or future events that are inherently uncertain. These estimates and judgments may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

On an ongoing basis, we evaluate our estimates, including contingencies and litigation. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

To assist in understanding our results of operations and financial position, we have identified our critical accounting policies and discussed them below. These accounting policies are most important to the portrayal of our results and financial position, either because of the significance of the financial statement items to which they relate or because they require management's most difficult, subjective or complex judgments.

Real Estate-Related Debt Investments in General

Real estate-related debt investments generally will be intended to be held to maturity and, accordingly, will be carried at cost, net of unamortized loan fees, origination fees, premium, discount and unfunded commitments. Real estate-related debt investments that are deemed to be impaired will be carried at amortized cost less a loan loss reserve, if deemed appropriate, which will approximate fair value. Real estate-related debt investments that we do not intend to hold for the foreseeable future or until their expected payoff will be classified as available for sale and recorded at the lower of cost or fair value.

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

Under the equity method, the investment will be recorded initially at cost, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. The net income or loss of each investor will be allocated in accordance with the provisions of the operating agreement of the entity. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences between the carrying amount of our investment in the respective joint venture and our share of the underlying equity of such unconsolidated entity will be amortized over the respective lives of the underlying assets as applicable. These items will be reported as a single line item in the statements of operations as income or loss from investments in unconsolidated affiliated entities. Under the cost method of accounting, the investment will be recorded initially at cost, and subsequently adjusted for cash contributions and distributions resulting from any capital events. Dividends earned from the underlying entity will be recorded as interest income.

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

Treatment of Management Compensation and Expense Reimbursements

Management of our operations is outsourced to our Advisor and certain other affiliates of our Sponsor. Fees related to each of these services are accounted for based on the nature of such service and the relevant accounting literature. Fees for services performed that represent our period costs are expensed as incurred. Such fees include acquisition fees associated with the purchase of interests in real estate entities; and asset management fees paid to our Advisor. These fees are expensed or capitalized to the basis of acquired assets, as appropriate.

Expense reimbursements made to our Advisor will be expensed or capitalized to the basis of acquired assets, as appropriate.

Income Taxes

We intend to elect to be taxed as a REIT in conjunction with the filing of our 2015 U.S. federal income tax return. If we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, or the Code, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.

As of December 31, 2015 and 2014, we had no material uncertain income tax positions. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

To qualify and maintain our qualification as a REIT, we engage in certain activities through taxable REIT subsidiaries (“TRSs”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Results of Operations

We were incorporated in the State of Maryland on September 9, 2014 and broke escrow on June 12, 2015. During the fourth quarter of 2015 we made our first real estate-related investment, the 105-109 W. 28th Street Preferred Investment. We did not have any results of operations for periods prior to 2015.

For the Year Ended December 31, 2015

Investment income

Investment income was $49,333 for the year ended December 31, 2015. Investment income was the result of the contribution of $4.0 million to the 105-109 W. 28th Street Preferred Investment during the fourth quarter of 2015.

General and administrative expenses

General and administrative costs were $163,157 for the year ended December 31, 2015. General and administrative costs for the year ended December 31, 2015 primarily consist of legal and accounting costs, corporate board of director’s fees, and costs associated with the Company’s filings with the SEC. We expect that once we commence significant operations, general and administrative costs will increase in the future.

Financial Condition, Liquidity and Capital Resources

Overview:

For the year ended December 31, 2015, our primary source of funds was (i) $6.6 million of proceeds from our sale of shares of common stock under our Offering (including the sale of $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in our Sponsor). The primary source of capital required to fund our remaining commitment of $16.0 million with respect to the 105-109 W. 28th Street Preferred Investment and our future purchases of real estate and/or real estate related investments will principally come from the proceeds related to our public offering of shares of our common stock.

We intend to utilize leverage either in connection with acquiring our properties or subsequent to their acquisition. The number of different properties we will acquire will be affected by numerous factors, including, the amount of funds available to us. When interest rates on mortgage loans are high or financing is otherwise unavailable on terms that are satisfactory to us, we may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time.

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

As of December 31, 2015, we have no indebtedness. We intend to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. Market conditions will dictate our overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of December 31, 2015, we have no borrowings.

Our future borrowings may consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. Such mortgages may be put in place either at the time we acquire a property or subsequent to our purchasing a property for cash. In addition, we may acquire properties that are subject to existing indebtedness where we choose to assume the existing mortgages. Generally, though not exclusively, we intend to seek to encumber our properties with non-recourse debt. This means that a lender’s rights on default will generally be limited to foreclosing on the property. However, we may, at our discretion, secure recourse financing or provide a guarantee to lenders if we believe this may result in more favorable terms. When we give a guaranty for a property owning entity, we will be responsible to the lender for the satisfaction of the indebtedness if it is not paid by the property owning entity.

In general the type of future financing executed by us to a large extent will be dictated by the nature of the investment and current market conditions. For long-term real estate investments, it is our intent to finance future acquisitions using long-term fixed rate debt. However there may be certain types of investments and market circumstances which may result in variable rate debt being the more appropriate choice of financing. To the extent floating rate debt is used to finance the purchase of real estate, management will evaluate a number of protections against significant increases in interest rates, including the purchase of interest rate cap instruments.

We may also obtain lines of credit to be used to acquire real estate and/or real estate related investments. If obtained, these lines of credit will be at prevailing market terms and will be repaid from offering proceeds, proceeds from the sale or refinancing of real estate and/or real estate related investments, working capital and/or permanent financing. Our Sponsor and/or its affiliates may guarantee our lines of credit although they are not obligated to do so. We may draw upon lines of credit to acquire properties pending our receipt of proceeds from our public offerings. We expect that such properties may be purchased by our Sponsor’s affiliates on our behalf, in our name, in order to minimize the imposition of a transfer tax upon a transfer of such properties to us.

In addition to making investments in accordance with our investment objectives, we have used and expect to continue to use our capital resources to make certain payments to our Advisor and our Dealer Manager during the various phases of our organization and operation. During our organizational and offering stage, these payments include payments to our Dealer Manager for selling commissions and the dealer manager fee, and payments to our Advisor for the reimbursement of organization and other offering costs.

Selling commissions and dealer manager fees are paid to the Dealer Manager or soliciting dealers, as applicable, pursuant to various agreements, and other third-party offering expenses such as registration fees, due diligence fees, marketing costs, and professional fees are accounted for as a reduction against additional paid-in capital as costs are incurred. Any organizational costs are accounted for as general and administrative costs.

Since commencement of our Offering through December 31, 2015, we have incurred approximately $258,816 in selling commissions and dealer manager fees and $2.1 million of other offering costs. Our Advisor has and will continue to advance the organization and offering expenses to the extent that the Company does not have the funds to pay such expenses. The related liability of approximately $0.9 million for these organization and offering costs is included in Due to related parties in the balance sheets.

We expect that organization and offering expenses, other than selling commissions and the dealer manager fee, will amount to approximately 2.0% of our gross offering proceeds. In no event will our organization and offering expenses exceed 15.0% of gross offering proceeds. However, during the initial stage of our Offering, our organization and offering expenses may temporarily exceed 15.0% of gross offering proceeds since many of the expenses incurred in relation to the Offering are incurred prior to the sale of shares of our common stock.

During the acquisition and development stage, payments may include asset acquisition fees and financing coordination fees, and the reimbursement of acquisition related expenses to our Advisor. During the operational stage, we will pay our Advisor an asset management fee or asset management participation or construction management fees. We will also reimburse our Advisor and its affiliates for actual expenses it incurs for administrative and other services provided to us. Upon liquidation of assets, we may pay our Advisor or its affiliates a real estate disposition commission.

During the first quarter of 2015, prior to breaking escrow, we paid $33,260 related to organization and offering expenses that the Advisor reimbursed us for during the second quarter of 2015.

During the year ended December 31, 2015, we paid $109,235 to an affiliate of the Sponsor for the Sponsor’s marketing expenses related to the offering that were recorded as a reduction to additional paid in capital.

Other than the amounts disclosed above, during the years ended December 31, 2015 and 2014, we did not incur any of the aforementioned fees, expenses, reimbursements or distributions.

Summary of Cash Flows. The following summary discussion of our cash flows is based on the statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2015	Year Ended December 31, 2014

Cash flows used in operating activities	$(48,495)	$-
Cash flows used in investing activities	(4,000,000)	-
Cash flows provided by financing activities	5,061,509	200,000
Net change in cash and cash equivalents	1,013,014	200,000
Cash and cash equivalents, beginning of the year	200,000	-
Cash and cash equivalents, end of the year	$1,213,014	$200,000

Our principal sources of cash flow were derived from our net offering proceeds received. In the future, we expect to make real estate-related investments which should provide a relatively consistent stream of cash flow to provide us with resources to fund our operating expenses, scheduled debt service and any monthly distributions authorized by our Board of Directors.

Our principal demands for liquidity are currently for real estate-related investments, including our remaining commitment of $16.0 million with respect to the 105-109 W. 28th Street Preferred Investment. The principal source of funding for our operations is currently the issuance of equity securities.

Operating activities

The net cash used in operating activities of approximately $48,000 during the 2015 period primarily related to our net loss of $114,000 offset by changes in assets and liabilities of approximately $65,000.

Investing activities

During the 4th quarter of 2015 we made contributions of $4.0 million to the 105-109 W. 28th Street Preferred Investment.

Financing activities

The net cash provided by financing activities of $5.1 million consists of (i) proceeds from the issuance of our common stock of $6.6 million (including the sale of $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in our Sponsor) partially offset by the payment of selling commissions, dealer manager fees and other offering costs of approximately $1.4 and distributions of $0.1 million to common stockholders.

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Distribution Reinvestment and Share Repurchase Programs

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock, at an initial purchase price of $9.50 per common share, which is a discount to our Offering price of $10.00 per common share, by reinvesting their distributions. In connection with our Offering, 10,000,000 Common Shares were reserved for issuance under our DRIP and as of December 31, 2015, 9,998,429 shares remained available for issuance.

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our date of inception through December 31, 2015, we did not receive any requests to redeem shares of our common stock under our share repurchase program.

Our Board of Directors reserves the right to terminate either program for any reason without cause by providing 10 days written notice of termination of the distribution reinvestment program to all participants or written notice of termination of the share repurchase program to all stockholders.

Funds from Operations and Modified Funds from Operations

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings, improvements, and straight-line amortization of intangibles, which implies that the value of a real estate asset diminishes predictably over time. We believe that, because real estate values historically rise and fall with market conditions, including, but not limited to, inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using the historical accounting convention for depreciation and certain other items may be less informative.

Because of these factors, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has published a standardized measure of performance known as funds from operations ("FFO"), which is used in the REIT industry as a supplemental performance measure. We believe FFO, which excludes certain items such as real estate-related depreciation and amortization, is an appropriate supplemental measure of a REIT's operating performance. FFO is not equivalent to our net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards set forth in the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, but excluding gains or losses from sales of property and real estate related impairments, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

We believe that the use of FFO provides a more complete understanding of our performance to investors and to management, and, when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.

Changes in the accounting and reporting promulgations under GAAP that were put into effect in 2009 subsequent to the establishment of NAREIT's definition of FFO, such as the change to expense as incurred rather than capitalize and depreciate acquisition fees and expenses incurred for business combinations, have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed under GAAP across all industries. These changes had a particularly significant impact on publicly registered, non-listed REITs, which typically have a significant amount of acquisition activity in the early part of their existence, particularly during the period when they are raising capital through ongoing initial public offerings.

Because of these factors, the Investment Program Association ("IPA"), an industry trade group, has published a standardized measure of performance known as modified funds from operations ("MFFO"), which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that, when compared year over year, both before and after we have deployed all of our offering proceeds and are no longer incurring a significant amount of acquisition fees or other related costs, it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. MFFO is not equivalent to our net income or loss as determined under GAAP.

We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction-related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude the following items:

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

We believe that, because MFFO excludes costs that we consider more reflective of acquisition activities and other non-operating items, MFFO can provide, on a going-forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is stabilized. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry and allows for an evaluation of our performance against other publicly registered, non-listed REITs.

Not all REITs, including publicly registered, non-listed REITs, calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs, including publicly registered, non-listed REITs, may not be meaningful. Furthermore, FFO and MFFO are not indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as determined under GAAP as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. FFO and MFFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The methods utilized to evaluate the performance of a publicly registered, non-listed REIT under GAAP should be construed as more relevant measures of operational performance and considered more prominently than the non-GAAP measures, FFO and MFFO, and the adjustments to GAAP in calculating FFO and MFFO.

Neither the SEC, NAREIT, the IPA nor any other regulatory body or industry trade group has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, NAREIT, the IPA or another industry trade group may publish updates

The following table presents a reconciliation of FFO and MFFO to net loss:

For the Year Ended December 31, 2015
Net loss	$(113,824)
FFO adjustments:
None	-
FFO	(113,824)
MFFO adjustments:

None	-
MFFO	(113,824)
Straight-line rent(1)	-
MFFO - IPA recommended format	$(113,824)

Net loss	$(113,824)
Net loss per common share, basic and diluted	$(0.45)

FFO	$(113,824)
FFO per common share, basic and diluted	$(0.45)

Weighted average number of common shares outstanding, basic and diluted	251,901

(1)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions declared and cumulative FFO:

For the period September 9, 2014
(date of inception) through
December 31, 2015
FFO attributable to Company's common shares	$(113,824)
Cumulative distributions declared	$187,053

New Accounting Pronouncements

See Note 2 to the Notes to Financial Statements for further information of certain accounting standards that have been adopted during 2016 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

Subsequent Events

See Note 8 of the Notes to Financial Statements for further information related to subsequent events during the period from January 1, 2016 through March 15, 2016.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. As of December 31, 2015, we do not have any long-term debt, but anticipate incurring long-term debt in the future. Our interest rate risk management objectives with respect to our long-term debt will be to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not anticipate having any foreign operations and thus we do not expect to be exposed to foreign currency fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Lightstone Real Estate Income Trust Inc.
(a Maryland corporation)

Index

Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lightstone Real Estate Income Trust Inc.

We have audited the accompanying balance sheets of Lightstone Real Estate Income Trust Inc. (the “Company”) as of December 31, 2015 and 2014 and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2015 and the period September 9, 2014 (date of inception) through December 31, 2014. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lightstone Real Estate Income Trust Inc. as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the year ended December 31, 2015 and the period September 9, 2014 (date of inception) through December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Iselin, New Jersey
March 15, 2016

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

BALANCE SHEETS

	December 31, 2015	December 31, 2014

Assets

Investment in related party	$4,000,000	$-
Cash	1,213,014	200,000
Prepaid expenses	434	-

Total Assets	$5,213,448	$200,000

Liabilities and Stockholders' Equity

Accounts payable and other accrued expenses	$171,105	$-
Due to related parties	865,436	-
Distributions payable	46,170	-

Total liabilities	1,082,711	-

Commitments and Contingencies

Stockholders' Equity:

Preferred stock, $0.01 par value; 50,000,000 shares and none authorized, respectively, none issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 and 20,000 shares authorized, respectively, 723,975 and 20,000 shares issued and outstanding, respectively	7,240	200
Additional paid-in-capital	4,425,374	199,800
Subscription receivable	(1,000)	-
Accumulated deficit	(300,877)	-

Total Stockholders' Equity	4,130,737	200,000

Total Liabilities and Stockholders' Equity	$5,213,448	$200,000

The accompanying notes are an integral part of these financial statements.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2015	For the Period September 9, 2014 (date of inception) through December 31, 2014

Investment income	$49,333	$-

Expenses:
General and administrative costs	163,157	-

Total expenses	163,157	-

Net loss	$(113,824)	$-

Net loss per common share, basic and diluted	$(0.45)	$-

Weighted average number of common shares outstanding, basic and diluted	251,901	6,082

The accompanying notes are an integral part of these financial statements.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common
			Additional
			Paid-In	Subscription	Accumulated	Total
	Shares	Amount	Capital	Receivable	Deficit	Equity

BALANCE, September 9, 2014 (date of inception)	-	$-	$-	$-	$-	$-

Issuance of common stock	20,000	200	199,800	-	-	200,000

BALANCE, December 31, 2014	20,000	$200	$199,800	$-	$-	$200,000

Net loss	-	-	-	-	(113,824)	(113,824)
Distributions declared					(187,053)	(187,053)
Proceeds from offering	702,404	7,024	6,579,432	(1,000)	-	6,585,456
Shares issued from distribution reinvestment program	1,571	16	14,916	-	-	14,932
Selling commissions and dealer manager fees	-	-	(258,816)	-	-	(258,816)
Other offering costs	-	-	(2,109,958)	-	-	(2,109,958)

BALANCE, December 31, 2015	723,975	$7,240	$4,425,374	$(1,000)	$(300,877)	$4,130,737

 The accompanying notes are an integral part of these financial statements.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2015	For the Period September 9, 2014 (date of inception) through December 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(113,824)	-
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(434)
Increase in accounts payable and other accrued expenses	26,453	-
Increase in due to related parties	39,310	-

Net cash used in operating activities	(48,495)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in related party	(4,000,000)	-

Cash used in financing activities	(4,000,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,585,456	200,000
Payment of commissions and offering costs	(1,397,996)	-
Distributions paid to Company's common stockholders	(125,951)	-

Net cash provided by financing activities	5,061,509	200,000

Net change in cash	1,013,014	200,000
Cash, beginning of period	200,000	-

Cash, end of year	$1,213,014	200,000

Supplemental disclosure of cash flow information:
Distributions declared, but not paid	$46,170	$-
Commissions and other offering costs accrued but not paid	$970,778	$-
Subscription receivable	$1,000	$-
Value of shares issued from distribution reinvestment program	$14,932	$-

The accompanying notes are an integral part of these financial statements.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

NOTES TO FINANCIAL STATEMENTS

For the Year Ended December 31, 2015 and For the Period September 9, 2014 (date of inception) through

December 31, 2014

1. Organization

Lightstone Real Estate Income Trust Inc. (‘‘Lightstone Income Trust’’), incorporated on September 9, 2014, in Maryland, intends to elect to qualify and be taxed as a real estate investment trust (‘‘REIT’’) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2015.

Lightstone Income Trust sold 20,000 Common Shares to Lightstone Real Estate Income LLC, a Delaware limited liability company (the ‘‘Advisor’’), an entity majority owned by David Lichtenstein, on September 12, 2014, for $200,000, or $10.00 per share.

Mr. Lichtenstein also is a majority owner of the equity interests of Lightstone Income Trust’s sponsor, The Lightstone Group, LLC (the ‘‘Sponsor’’) which owns a diversified portfolio of over 100 properties containing approximately 10,285 multifamily units, approximately 257,000 square feet of office space, 1.5 million square feet of industrial space, 25 hotels and 3.3 million square feet of retail space. The residential, office, industrial, hotel and retail properties are located in 21 states.  Based in New York, and supported by regional offices in New Jersey, Maryland and Illinois, our sponsor employs approximately 383 staff and professionals.

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

The Company’s registration statement on Form S-11 (the “Offering”), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock, par value $0.01 per share (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment program (the ‘‘DRIP’’) at an initial purchase price of $9.50 per share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on February 26, 2015. As of December 31, 2015, the Company had received gross proceeds of $6.8 million from the sale of 723,975 shares of its common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor). The Company currently intends to sell shares of its common stock under the Offering until the earlier of the date on which all the shares are sold, or February 26, 2017, two years from the date the Offering was declared effective by the SEC. The Company reserves the right to reallocate the shares of common stock it is offering between the Primary Offering and the DRIP. Additionally, the Offering may be terminated at any time.

The Company has and will continue to seek to originate, acquire and manage a diverse portfolio of real estate-related investments. The Company may invest in mezzanine loans, first lien mortgage loans, second lien mortgage loans, bridge loans and preferred equity interests, in each case with a focus on investments intended to finance development or redevelopment opportunities. The Company may also invest in debt and derivative securities related to real estate assets. The Company expects that a majority of its investments by value will be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly owned by, the Sponsor, by its affiliates or by real estate investment programs sponsored by it.

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

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

NOTES TO FINANCIAL STATEMENTS

For the Year Ended December 31, 2015 and For the Period September 9, 2014 (date of inception) through

December 31, 2014

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements include the accounts of Lightstone Income Trust.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of real estate and investments in other real estate entities, depreciable lives of long-lived assets and revenue recognition. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

Investments in other real estate entities where the Company has the ability to exercise significant influence, but does not exercise financial and operating control, and is not considered to be the primary beneficiary will be accounted for using the equity method. Investments in other real estate entities where the Company has virtually no influence will be accounted for using the cost method.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash and cash equivalents are held in commercial paper and money market funds.

Real Estate-Related Debt Investments

Real estate-related debt investments are intended to be held until maturity and accordingly, will be carried at cost, net of unamortized loan fees, origination fees, discounts, premiums and unfunded commitments. Real estate-related debt investments that are deemed impaired will be carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value. Real estate-related debt investments where the Company does not intend to hold the investment for the foreseeable future or until the debt investment’s expected payoff will be classified as available for sale and recorded at the lower of cost or estimated value.

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

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

NOTES TO FINANCIAL STATEMENTS

For the Year Ended December 31, 2015 and For the Period September 9, 2014 (date of inception) through

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

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

NOTES TO FINANCIAL STATEMENTS

For the Year Ended December 31, 2015 and For the Period September 9, 2014 (date of inception) through

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

Income Taxes

As of December 31, 2014, the Company was subject to federal income taxes as a regular (subchapter C) corporation. The Company intends to elect to be taxed as a REIT commencing with the taxable year ended December 31, 2015. If the Company qualifies as a REIT, it generally will not be subject to U.S. federal income tax on its taxable income or capital gain that it distributes to its stockholders. To maintain its REIT qualification, the Company must meet a number of organizational and operational requirements, including a requirement that it annually distribute to its stockholders at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If the Company fails to remain qualified for taxation as a REIT in any subsequent year and does not qualify for certain statutory relief provisions, its income for that year will be taxed at regular corporate rates, and it may be precluded from qualifying for treatment as a REIT for the four-year period following its failure to qualify as a REIT. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders.

As of December 31, 2015 and 2014, the Company had no material uncertain income tax positions. Additionally, even if the Company qualifies as a REIT for U.S. federal income tax purposes, it may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on its undistributed income.

Organization and Offering Costs

Organization costs are expensed as incurred. Offering costs include all the costs incurred in connection with the Offering. Organization and offering costs (other than selling commissions and dealer manager fees) of the Company may be paid by the Advisor on behalf of the Company.

These costs include all costs and expenses paid by the Company in connection with its formation and the Offering, including the Company’s legal, accounting, printing, mailing and filing fees, charges of the escrow agent, reimbursements to the Dealer Manager and participating broker-dealers for due diligence expenses set forth in detailed and itemized invoices, amounts to reimburse the Advisor for its portion of the salaries of the employees of its affiliates who provide services to the Advisor, and other costs in connection with oversight of such Offering and the marketing process, such as preparing supplemental sales materials, holding educational conferences and attending retail seminars conducted by the Dealer Manager or participating broker-dealers.

The Advisor has and will continue to advance organization and offering costs to the extent that the Company does not have the funds to pay such costs. Subsequent to June 12, 2015 (date of breaking escrow), the Company recorded any offering costs incurred ($0.8 million) from its inception through June 12, 2015 (date of breaking escrow) to stockholders’ equity as a reduction to additional paid in capital (“APIC”) as well as any organization costs incurred from its inception through June 12, 2015 (date of breaking escrow) as a general and administrative cost ($39,000) and a liability to the Advisor for any costs paid by the Advisor.

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

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

NOTES TO FINANCIAL STATEMENTS

For the Year Ended December 31, 2015 and For the Period September 9, 2014 (date of inception) through

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

In April 2015, the FASB issued an accounting standards update to simplify the presentation of debt issuance costs. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The SEC staff noted that this update did not address situations where a company has debt issuance costs related to line-of-credit arrangements. As a result, the FASB issued an additional update which states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This new guidance will be effective for the Company beginning January 1, 2016. We do not expect the adoption of this standard to have a material impact on our financial position, results of operations or cash flows.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

NOTES TO FINANCIAL STATEMENTS

For the Year Ended December 31, 2015 and For the Period September 9, 2014 (date of inception) through

December 31, 2014

3. Stockholders’ Equity

Preferred Stock

The Company’s charter authorizes the Company’s board of directors to designate and issue one or more classes or series of preferred stock without approval of the holders of Common Shares. On February 11, 2015, the Company amended and restated its charter to authorize the issuance of 50,000,000 shares of preferred stock. Prior to the issuance of shares of each class or series, the board of directors will be required by Maryland law and by the charter to set, subject to the charter restrictions on ownership and transfer of stock, the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of each class or series of preferred stock so issued, which may be more beneficial than the rights, preferences and privileges attributable to Common Shares. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. As of December 31, 2015 and 2014, the Company had no outstanding shares of preferred stock.

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

Stock Incentive Plan

On June 9, 2015 the Company’s Board of Directors approved the termination of the Company’s stock incentive plan. No awards were granted under the plan prior to its termination.

Subscription Receivable

The subscription receivable relates to shares issued to the Company’s shareholders for which the proceeds have not yet been received by the Company solely due to a fact of timing of transfers from the escrow agent holding the funds.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

NOTES TO FINANCIAL STATEMENTS

For the Year Ended December 31, 2015 and For the Period September 9, 2014 (date of inception) through

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

During the first quarter of 2015, prior to breaking escrow, the Company paid $33,260 related to organization and offering expenses that the Advisor reimbursed us for during the second quarter of 2015.

During the year ended December 31, 2015, the Company paid $109,235 to an affiliate of the Sponsor for the Sponsor’s marketing expenses related to the Offering that were recorded as a reduction to additional paid in capital.

The Advisor has and will continue to advance the organization and offering costs to the extent that the Company does not have the funds to pay such costs. The related liability was $0.9 million for these organization and offering costs as of December 31, 2015 and is included in due to related parties in the balance sheets.

Organization and Offering Stage

Fees	Amount
Selling Commissions

The Dealer Manager receives selling commissions in an amount of up to 7% of the gross proceeds in the Primary Offering. The Dealer Manager will reallow all selling commissions to the participating broker-dealer who actually sold the Common Shares. Selling commissions are expected to be approximately $21.0 million if the maximum offering of 30 million shares of common stock is sold under the Offering. Alternatively, a participating broker-dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of Common Shares, of which 2.5% will be paid at the time of such sale and 1% will be paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale, in which event, a portion of the dealer manager fee will be reallowed such that the combined selling commission and dealer manager fee do not exceed 10% of the gross offering proceeds (excluding securities purchased through the DRIP). From the Company’s inception through December 31, 2015, the Company has incurred $125,296 of selling commissions.

Dealer Manager Fee	The Dealer Manager receives a dealer manager fee in an amount of up to 3% of gross proceeds in the Primary Offering. The Dealer Manager, in its sole discretion, may reallow all or any portion of the dealer manager fee to participating broker-dealers as a marketing fee. No dealer manager fee is paid with respect to sales under the DRIP. The dealer manager fee will be reduced to 2.5% of the gross proceeds on sales by a participating broker- dealer in the Company’s Primary Offering if a participating broker-dealer elects to receive the 7.5% fee described in ‘‘— Selling Commissions’’ above. The aggregate estimated dealer manager fee is expected to be approximately $9.0 million if the maximum offering of 30 million Common Shares is sold under the Offering. From the Company’s inception through December 31, 2015, the Company has, the Company has incurred $133,520 of dealer manager fees

Organization and Offering Expenses	The Company reimburses the Advisor for all organization and offering expenses that it funds in connection with the Offering, other than the selling commissions and dealer manager fee. The Company expects that such organization and offering expenses, other than selling commissions and dealer manager fee, will amount to approximately 2% of gross offering proceeds. In no event will aggregate organization and offering expenses (inclusive of selling commissions and dealer manager fees) exceed 15% of gross offering proceeds over the life of the Offering. From the Company’s inception through December 31, 2015, approximately $2.1– million of organization and offering costs have been incurred.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

NOTES TO FINANCIAL STATEMENTS

For the Year Ended December 31, 2015 and For the Period September 9, 2014 (date of inception) through

December 31, 2014

Operational Stage

Fees	Amount
Acquisition Fee

The Company pays to the Advisor or its affiliates 1% of the amount funded by us to originate or acquire an investment (including the Company’s pro rata share (direct or indirect) of debt incurred in respect of such investment, but excluding acquisition fees and acquisition expenses). Notwithstanding the foregoing, the Company will not pay any acquisition fee to the Advisor or any of its affiliates with respect to any transaction between the Company and the Sponsor, any of its affiliates or any program sponsored by it. Assuming no origination or acquisition transactions between the Company and the Sponsor, any of its affiliates or any program sponsored by it, the estimated aggregate acquisition fees are expected to be approximately $10.6 million, if the maximum offering of 30 million Common Shares is sold under the Offering, assuming an aggregate long-term permanent leverage of approximately 75%.

Acquisition Expenses

The Company reimburses the Advisor for expenses actually incurred related to selecting, originating or acquiring investments on the Company’s behalf, regardless of whether the Company actually acquires the related investments. In addition, the Company pays third parties, or reimburse the Advisor or its affiliates, for any investment-related expenses due to third parties, including, but not limited to, legal fees and expenses, travel and communications expenses, accounting fees and expenses and other closing costs and miscellaneous expenses, regardless of whether the Company acquires the related investments. The Company estimates that total acquisition expenses (including those paid to third parties, as described above) will be approximately 0.6% of the amount funded by us to originate or acquire an investment (including the Company’s pro rata share (direct or indirect) of debt attributable to such investment, but excluding acquisition fees and acquisition expenses). In no event will the total of all acquisition fees and acquisition expenses (including those paid to third parties, as described above) with respect to a particular investment be unreasonable or, except in limited circumstances, exceed 5% of the amount funded by us to originate or acquire an investment (including the Company’s pro rata share (direct or indirect) of debt attributable to such investment, but exclusive of acquisition fees and acquisition expenses). The estimated aggregate acquisition expenses are expected to be approximately $6.3 million, if the maximum offering of 30 million Common Shares is sold under the Offering, assuming an aggregate long-term permanent leverage of approximately 75%.

Asset Management Fee	The Company pays the Advisor or its assignees a monthly asset management fee equal to one-twelfth (1⁄12) of 1% of the cost of the Company’s assets. The cost of the Company’s assets means the amount funded by the Company for investments, including expenses and any financing attributable to such investments, less any principal received on such investments.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

NOTES TO FINANCIAL STATEMENTS

For the Year Ended December 31, 2015 and For the Period September 9, 2014 (date of inception) through

December 31, 2014

Operational Stage (continued)

Fees	Amount
Operating Expenses

Beginning 12 months after the original effective date of the Offering, the Company reimburses the Advisor’s costs of providing administrative services, subject to the limitation that the Company generally will not reimburse the Advisor for any amount by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets (as defined in the advisory agreement), and (ii) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of investments for that period. After the end of any fiscal quarter for which the Company’s total operating expenses exceed this 2%/25% limitation for the four fiscal quarters then ended, if the Company’s independent directors exercise their right to conclude that this excess was justified, this fact will be disclosed in writing to the holders of Common Shares within 60 days. If the Company’s independent directors do not determine such excess expenses are justified, the Advisor is required to reimburse the Company, at the end of the four preceding fiscal quarters, by the amount that the Company’s aggregate annual total operating expenses paid or incurred exceed this 2%/25% limitation.

Additionally, the Company reimburses the Advisor for personnel costs in connection with other services; however, the Company does not reimburse the Advisor for (a) services for which the Advisor or its affiliates are entitled to compensation in the form of a separate fee, or (b) the salaries and benefits of the Company’s named executive officers.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

NOTES TO FINANCIAL STATEMENTS

For the Year Ended December 31, 2015 and For the Period September 9, 2014 (date of inception) through

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
63

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

NOTES TO FINANCIAL STATEMENTS

For the Year Ended December 31, 2015 and For the Period September 9, 2014 (date of inception) through

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

Preferred Investment

105-109 W. 28th Street Preferred Investment

On November 25, 2015, the Company entered into an agreement with various related party entities that provides for the Company to make aggregate preferred equity contributions (the “105-109 W. 28th Street Preferred Investment”) of up to $20.0 million in various affiliates of its Sponsor which owns a parcel of land located at 105-109 W. 28th Street, New York, NY on which they intend to develop a 343-room Marriott Moxy hotel. The 105-109 W. 28th Street Preferred Investment will be made pursuant to an instrument that entitles the Company to monthly preferred distributions at a rate of 12% per annum and is redeemable by the Company on the earlier of (i) the date that is two years from the date of the Company’s final contribution or (ii) the third anniversary of 105-109 W. 28th Street Preferred Investment. The Company may also request redemption or a restructuring of the agreement prior to the acceptance of any construction financing. The 105-109 W. 28th Street Preferred Investment is classified as a held-to-maturity security and is recorded at cost.

The Company commenced making contributions during the fourth quarter of 2015 and as of December 31, 2015, the 105-109 W. 28th Street Preferred Investment had an outstanding balance of $4.0 million, which is classified in investment in related party on the balance sheet. As of December 31, 2015, an aggregate of $16.0 million of additional contributions were unfunded related to the 105-109 W. 28th Street Preferred Investment. The Company has funded contributions to date using proceeds from its initial public offering and intends to continue to fulfill its obligation to make further contributions using proceeds from its initial public offering. During the year ended December 31, 2015, the Company recorded $49,333 of investment income related to the 105-109 W. 28th Street Preferred Investment. The Company’s Advisor elected to waive the acquisition fee associated with this transaction.

5. Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

NOTES TO FINANCIAL STATEMENTS

For the Year Ended December 31, 2015 and For the Period September 9, 2014 (date of inception) through

December 31, 2014

6. Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2015 and 2014:

	2015
	Year ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31,	December 31,	September 30,	June 30,	March 31,

Net loss	$(113,824)	$(15,475)	$(45,678)	$(47,258)	$(5,413)

Net loss applicable to Company's common shares	$(113,824)	$(15,475)	$(45,678)	$(47,258)	$(5,413)

Net loss per common share, basic and diluted	$(0.45)	$(0.03)	$(0.14)	$(0.78)	$(0.27)

7. Distributions

 Distribution Declaration

On October 28, 2015, the Board of Directors authorized and the Company declared a distribution rate which is calculated based on stockholders of record each day during the applicable period at a rate of $0.002191781 per day, and equals a daily amount that, if paid each day for a 365-day period, would equal a 8.0% annualized rate based on a share price of $10.00. Our first distribution began to accrue on June 12, 2015 (date of breaking escrow) through November 30, 2015 (the end of the month following our initial real estate-related investment) and subsequent distributions were paid on a monthly basis thereafter. The first distribution was paid on December 15, 2015 and subsequent distributions have been paid by the 15th day following each month end to stockholders of record at the close of business on the last day of the prior month.

On March 11, 2016, the Board of Directors authorized and the Company declared a distribution for each month during the three-month period ending May 31, 2016. The distributions will be calculated based on shareholders of record at a rate of $0.002191781 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 8.0% annualized rate based on a share price of $10.00 payable on by the 15th day following each month end to stockholders of record at the close of business on the last day of the prior month. The Company’s stockholders have an option to elect the receipt of Common Shares under the Company’s DRIP.

Total distributions declared during the year ended December 31, 2015 were $187,053.

Distribution Payments

On December 15, 2015 and January 15, 2016, the Company paid the distributions from June 12, 2015 (date of breaking escrow) through November 30, 2015 and December 31, 2015, respectively, of $187,053. The distributions were paid in full using a combination of cash and 2,342 shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $9.50 per share. The distribution was paid from offering proceeds (approximately $164,806 or 88%) and excess cash proceeds from the issuance of common stock through the Company’s DRIP (approximately $22,247 or 12%).

8. Subsequent Events

During the first quarter of 2016, the Company contributed an additional $2.1 million to the 105-109 W. 28th Street Preferred Investment bringing its total investment in affiliate balance to $6.1 million with remaining unfunded contributions of $13.9 million.

PART II. CONTINUED:

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2015, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2015 that our disclosure controls and procedures were adequate and effective.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

105-109 W. 28th Street Preferred Investment

On November 25, 2015, the Company entered into an agreement (the “Moxy Transaction”) with LSG Fulton Street, LLC, which is majority owned and controlled by the Company’s Sponsor (the “Developer”), that provides for the Company to make contributions, on an as-needed basis, of up to $20.0 million in NYC Acquisitions IV LLC, which is also majority owned and controlled by the Company’s Sponsor and which owns a parcel of land located at 105-109 W. 28th Street, New York, NY, on which the Developer is constructing a 343 room Marriott Moxy hotel (the “28th Street Moxy”). Development of the 28th Street Moxy is ongoing and is expected to be substantially complete by October 31, 2017. In accordance with the Company’s charter, a majority of the Company’s board of directors, including a majority of the Company’s independent directors not otherwise interested in the transaction, approved the Moxy Transaction as fair and reasonable to the Company and on terms and conditions not less favorable to the Company than those available from unaffiliated third parties.

Contributions from the Company to NYC Acquisitions IV LLC have been and will be made pursuant to an instrument (the “105-109 W. 28th Street Preferred Investment”) that entitles the Company to monthly preferred distributions at a rate of 12% per annum and is redeemable by the Company on the earlier of (i) the date that is two years from the date of the Company’s final contribution and (ii) the third anniversary of this agreement. The Company may also request redemption prior to the acceptance of construction financing in connection with any accepted construction financing. Additionally, the Developer may redeem the Company’s investment at any time. Any redemption by the Company or the Developer under the 105-109 W. 28th Street Preferred Investment will be made at an amount equal to the amount invested by the Company plus a 12.0% annual cumulative, pre-tax, non-compounded return on the aggregate amount invested by the Company. The Company will not retain an interest in NYC Acquisitions IV LLC after redemption of its investment. Lightstone Enterprises, LTD., which is majority owned and controlled by the Company’s Sponsor, has guaranteed the payment of the preferred distributions for the term of the Company’s initial public offering.

The Company commenced making contributions to NYC Acquisitions IV LLC during the fourth quarter of 2015, and as of December 31, 2015, the 105-109 W. 28th Street Preferred Investment had a balance of approximately $4.0 million and the Company’s remaining contribution obligation was up to $16.0 million. The Company has funded contributions to date using proceeds from its initial public offering and intends to continue to fulfill its obligation to make further contributions using proceeds from its initial public offering. The Company’s Advisor elected to waive the acquisition fee associated with this transaction.

Pursuant to the 105-109 W. 28th Street Preferred Investment, the Company and the Developer are the co-managers of the Moxy Transaction, and the Company has approval rights with respect to major decisions related to NYC Acquisitions IV LLC including, without limitation, decisions with respect to any sale, transfer, mortgage, or lease of NYC Acquisitions IV LLC or 28th Street Moxy, NYC Acquisitions IV LLC’s financial affairs, and approval of plans and budgets. In addition to the Company’s commitment to purchase up to $20.0 million in preferred equity interests, the Developer has agreed to fund an initial capital contribution of approximately $25.5 million. The Developer has the sole responsibility to make additional capital contributions to NYC Acquisitions IV LLC as necessary.

We expect to use the income generated from the 105-109 W. 28th Street Preferred Investment to fund future distributions to our stockholders and to pay expenses in connection with this offering.

We believe the 28th Street Moxy is favorably located in a central area of Manhattan, within minutes to Madison Square Garden, Herald Square, Penn Station, and the High Line, and conveniently located near three nearby subway lines. The 28th Street Moxy is subject to competition from similar properties within its market areas, and its economic performance could be affected by changes in local economic conditions.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors

The following table presents certain information as of March 1, 2016 concerning each of our directors serving in such capacity:

		Principal Occupation and	Year Term of	Served as a
Name	Age	Positions Held	Office Will Expire	Director Since

David Lichtenstein	55	Chief Executive Officer and Chairman of the Board of Directors	2016	2015

Edwin J. Glickman	84	Director	2016	2015

Steven Spinola	67	Director	2016	2015

David Lichtenstein is our Chief Executive Officer and Chairman of our board of directors. . Mr. Lichtenstein founded both American Shelter Corporation and The Lightstone Group. From 1988 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of The Lightstone Group, directing all aspects of the acquisition, financing and management of a diverse portfolio of multifamily, lodging, retail and industrial properties located in 20 states and Puerto Rico. From June 2004 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Officer of Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”) and Chief Executive Officer of Lightstone Value Plus REIT LLC, its advisor. From April 2008 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Offer of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”) and Lightstone Value Plus REIT II LLC, its advisor. From September 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Value Plus Real Estate Investment Trust III, Inc. (“Lightstone III”), and as Chief Executive Officer of Lightstone Value Plus REIT II ILLC, its advisor. From June 2015 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Hamilton National Income Trust, Inc. (“HNIT”) and Chief Executive Officer of Hamilton National Income Trust LLC, its advisor. Mr. Lichtenstein was the president and/or director of certain subsidiaries of Extended Stay Hotels, Inc. (“Extended Stay”) that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. Lichtenstein is no longer affiliated with Extended Stay. From July 2015 to the present, Mr. Lichtenstein has served as a member of the Board of Directors of the New York City Economic Development Corporation. Mr. Lichtenstein is also a member of the International Council of Shopping Centers and the National Association of Real Estate Investment Trusts, Inc., or NAREIT, an industry trade group, as well as a member of the Board of Directors of Touro College and New York Medical College. Mr. Lichtenstein has been selected to serve as a director due to his experience and networking relationships in the real estate industry, along with his experience in acquiring and financing real estate properties.

Edwin J. Glickman is one of our independent directors and the chairman of our audit committee. From December 2004 through January 2015, Mr. Glickman served as a member of the board of directors of Lightstone I, and from April 2008 to the present, has served as a member of the board of directors of Lightstone II. In January 1995, Mr. Glickman co-founded Capital Lease Funding, a leading mortgage lender for properties net leased to investment grade tenants, where he remained as Executive Vice President until May 2003 when he retired. Mr. Glickman was previously a trustee of publicly traded RPS Realty Trust from October 1980 through May 1996 and Atlantic Realty Trust from May 1996 to March 2006. Mr. Glickman graduated from Dartmouth College. Mr. Glickman has been selected to serve as an independent director due to his experience in mortgage lending and finance.

Stephen Spinola is one of our independent directors. Since 1986, Mr. Spinola has been the President of the Real Estate Board of New York (“REBNY”), and as of July 1, 2015 serves as President Emeritus. Prior to becoming REBNY’s President, Mr. Spinola served as President of the New York City Public Development Corporation (now known as the New York City Economic Development Corporation). Mr. Spinola holds a Bachelor of Arts degree from the City College of New York with a concentration in political science and government. Mr. Spinola has been selected to serve as an independent director due to his extensive experience in the real estate industry.

Executive Officers:

The following table presents certain information as of March 1, 2016 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held

David Lichtenstein	55	Chief Executive Officer and Chairman of the Board of Directors

Mitchell Hochberg	63	President and Chief Operating Officer

Joseph Teichman	42	General Counsel and Secretary

Donna Brandin	59	Chief Financial Officer and Treasurer

David Lichtenstein for biographical information about Mr. Lichtenstein, see ‘‘Management — Directors.”

Mitchell Hochberg is our President and Chief Operating Officer and also serves as President of Lightstone I and its advisor and President and Chief Operating Officer of Lightstone II, Lightstone III and HNIT and their advisors. Mr. Hochberg also serves as the President of our sponsor and as the President and Chief Operating Officer of our advisor. Prior to joining The Lightstone Group in August 2012, Mr. Hochberg served as principal of Madden Real Estate Ventures from 2007 to August 2012 when it combined with our sponsor. Mr. Hochberg held the position of President and Chief Operating Officer of Ian Schrager Company, a developer and manager of innovative luxury hotels and residential projects in the United States from early 2006 to early 2007 and prior to that Mr. Hochberg founded Spectrum Communities, a developer of luxury neighborhoods in the northeast of the United States, in 1985 where for 20 years he served as its President and Chief Executive Officer. Additionally, Mr. Hochberg serves on the board of directors of Orient-Express Hotels Ltd and as Chairman of the board of directors of Orleans Homebuilders, Inc. Mr. Hochberg received his law degree as a Harlan Fiske Stone Scholar from Columbia University School of Law and graduated magna cum laude from New York University College of Business and Public Administration with a Bachelor of Science degree in accounting and finance.

Joseph E. Teichman is our General Counsel and Secretary and also serves as General Counsel of Lightstone I, Lightstone II, Lightstone III and HNIT and their respective advisors. Mr. Teichman also serves as Executive Vice President and General Counsel of our sponsor and as General Counsel of our advisor. Prior to joining The Lightstone Group in January 2007, Mr. Teichman practiced law at the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP in New York, NY from September 2001 to January 2007. Mr. Teichman earned a J.D. from the University of Pennsylvania Law School and a B.A. from Beth Medrash Govoha, Lakewood, New Jersey. Mr. Teichman is licensed to practice law in New York and New Jersey. Mr. Teichman was also a director of certain subsidiaries of Extended Stay that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. Teichman is no longer affiliated with Extended Stay. Mr. Teichman is also a member of the Board of Directors of Yeshiva Orchos Chaim, Lakewood, New Jersey.

Donna Brandin is our Chief Financial Officer and Treasurer and also serves as the Chief Financial Officer and Treasurer of Lightstone I, Lightstone II, Lightstone III and HNIT. Ms. Brandin also serves as the Executive Vice President, Chief Financial Officer and Treasurer of our sponsor and as the Chief Financial Officer and Treasurer of our advisor and the advisors of Lightstone I, Lightstone II, Lightstone III and HNIT. Prior to joining The Lightstone Group in April 2008, Ms. Brandin held the position of Executive Vice President and Chief Financial Officer of US Power Generation from September 2007 through November 2007 and before that was the Executive Vice President and Chief Financial Officer of Equity Residential, the largest publicly traded apartment REIT in the country, from August 2004 through September 2007. Prior to joining Equity Residential, Ms. Brandin held the position of Senior Vice President and Treasurer for Cardinal Health from June 2000 through August 2004. Prior to 2000, Ms. Brandin held various executive-level positions at Campbell Soup, Emerson Electric Company and Peabody Holding Company. Ms. Brandin earned a Bachelor of Science at Kutztown University and a Masters in Finance at St. Louis University and is a certified public accountant.

Section 16 (a) Beneficial Ownership Reporting Compliance

As of December 31, 2015, our common stock was not registered pursuant to Section 12 of the Exchange Act. Our directors, executive officers and the holders of more than 10% of our common stock are not subject to Section 16(a) of the Exchange Act, and they were not required to file reports under Section 16(a) of the Exchange Act for the period from September 9, 2014 (date of inception) to December 31, 2015. We will be subject to Section 16(a) of the Exchange Act once we have filed our Form 8-A with the SEC.

Information Regarding Audit Committee

Our Board established an audit committee in September 2014. The charter of audit committee is available at www.lightstonecapitalmarkets.com/sec-filings or in print to any stockholder who requests it c/o Lightstone Real Estate Income Trust Inc., 1985 Cedar Bridge Avenue, Lakewood, NJ 08701. Our audit committee consists of Messrs. Edwin J. Glickman and Steven Spinola each of whom is “independent” within the meaning of the NYSE listing standards. The Board determined that Mr. Glickman is qualified as an audit committee financial expert as defined in Item 401 (h) of Regulation S-K. For more information regarding the relevant professional experience of Messrs. Glickman and Spinola see “Directors.”

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found at www.lightstonecapitalmarkets.com/sec-filings

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

Our officers will not receive any cash compensation from us for their services as our officers. Additionally, our officers are officers of one or more of our related parties and are compensated by those entities (including our sponsor), in part, for their services rendered to us. From our inception through December 31, 2015, the Company has not compensated the officers.

Compensation of Board of Directors

We pay our independent directors an annual fee of $40,000 and are responsible for reimbursement of their out-of-pocket expenses, as incurred.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 4, 2016 concerning each of our directors and executive officers serving in such capacities:

Name and Address of Beneficial Owner	Number of Shares of Common Stock of the Lightstone Income Trust Beneficially Owned	Percent of All Common Shares of the Lightstone Income Trust

David Lichtenstein (1)	242,222	26.5%
Edwin J. Glickman	-	-
Steven Spinola	-	-
Mitchell Hochberg	-	-
Donna Brandin	-	-
Joseph Teichman	-	-
Our directors and executive officers as a group (6 persons)	242,222	26.5%

(1)   Includes 20,000 shares owned by our Advisor and 222,222 shares owned by an entity 100% owned by David Lichtenstein. Our Advisor is majority owned by David Lichtenstein. The beneficial owner’s business address is 1985 Cedar Bridge Avenue, Lakewood, New Jersey 08701.

EQUITY COMPENSATION PLAN INFORMATION

Stock Incentive Plan

On June 9, 2015 our Board of Directors approved the termination of our stock incentive plan. No awards were granted under the plan prior to its termination.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

David Lichtenstein serves as the Chairman of our Board of Directors and our Chief Executive Officer. Our Advisor is majority owned by Mr. Lichtenstein. We entered into agreements with our Advisor and Property Managers to pay certain fees, as described below, in exchange for services performed by these and other affiliated entities. As a majority owner of those entities, Mr. Lichtenstein benefits from fees and other compensation that they receive pursuant to these agreements.

Advisor

We reimburse our Advisor for certain organization and offering expenses in connection with the Offering. We expect that such organization and offering expenses, will amount to approximately 2.0% of gross offering proceeds, and in no event will such expenses exceed 15.0% of gross offering proceeds.

We pay our Advisor an acquisition fee equal to 1.0% of the gross contractual purchase price (including any mortgage assumed) of each property purchased and reimburse our Advisor for expenses that it incurs in connection with the purchase of a property. We anticipate that acquisition expenses will be 0.6% of a property's purchase price, and acquisition fees and expenses are capped at 5% of the gross contract purchase price of a property.

Beginning on the date on which our initial public offering ends, the Advisor may be paid an advisor asset management fee of one-twelfth (1/12) of 0.75% of our average invested assets and we will reimburse some expenses of the Advisor relating to asset management.

If our Advisor provides services in connection with the financing of an asset, assumption of a loan in connection with the acquisition of an asset or origination or refinancing of any loan on an asset, we will pay our Advisor a financing coordination fee equal to 0.75% of the amount available or outstanding under such financing.

For substantial services in connection with the sale of a property, we will pay to our Advisor a commission in an amount equal to the lesser of (a) one-half of a real estate commission that is reasonable, customary and competitive in light of the size, type and location of the property and (b) 2.0% of the contract sales price of the property. The commission will not exceed the lesser of 6.0% of the contract sales price or commission that is reasonable, customary and competitive in light of the size, type and location of the property.

We will pay our Advisor an annual subordinated performance fee calculated on the basis of our annual return to holders of our Common Shares, payable annually in arrears, such that for any year in which holders of our Common Shares receive payment of a 8.0% annual cumulative, pre-tax, non-compounded return on their respective net investments, our Advisor will be entitled to 15.0% of the amount in excess of such 8.0% per annum return, provided, that the amount paid to the Advisor will not exceed 10.0% of the aggregate return for such year, and provided, further, that the annual subordinated performance fee will not be paid unless holders of our Common Shares receive a return of their respective net investments.

No fees were paid to the Advisor for the years ended December 31, 2015 and 2014.

During the first quarter of 2015, we paid $33,260 related to organization and offering expenses that the Advisor reimbursed us for during the second quarter of 2015.

During the year ended December 31, 2015, we paid approximately $109,325 to an affiliate of the Sponsor for the Sponsor’s marketing expenses related to the Offering that were recorded as a reduction to additional paid in capital.

The Advisor has and will continue to advance the organization and offering costs to the extent that we do not have the funds to pay such costs. The related liability was $0.9 million for these organization and offering costs as of December 31, 2015 and is included in due to related parties in the balance sheets.

Preferred Investment

105-109 W. 28th Street Preferred Investment

On November 25, 2015, we entered into an agreement with various related party entities that provides for us to make aggregate preferred equity contributions (the “105-109 W. 28th Street Preferred Investment”) of up to $20.0 million in various affiliates of our Sponsor which own a parcel of land located at 105-109 W. 28th Street, New York, NY on which they intend to develop a 343-room Marriott Moxy hotel. The 105-109 W. 28th Street Preferred Investment will be made pursuant to an instrument that entitles us to monthly preferred distributions at a rate of 12% per annum and we can redeem on the earlier of (i) the date that is two years from the date of our final contribution or (ii) the third anniversary of 105-109 W. 28th Street Preferred Investment.  We may also request redemption or a restructuring of the agreement prior to the acceptance of any construction financing.  The 105-109 W. 28th Street Preferred Investment is classified as a held-to-maturity security and is recorded at cost.

We commenced making contributions during the fourth quarter of 2015 and as of December 31, 2015, the 105-109 W. 28th Street Preferred Investment had an outstanding balance of $4.0 million, which is classified in investments in related parties on the balance sheet. As of December 31, 2015, an aggregate of $16.0 million of additional contributions were unfunded related to the 105-109 W. 28th Street Preferred Investment. We have funded contributions to date using proceeds from our initial public offering and intend to continue to fulfill our obligation to make further contributions using proceeds from our initial public offering. Our Advisor elected to waive the acquisition fee associated with this transaction.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Firm Fees

The following table presents the aggregate fees billed to us for the years presented by our principal accounting firm:

	Year ended December 31, 2015	For the Period September 9, 2014 (date of inception) through December 31, 2014
Audit Fees (a)	$97,125	$34,125
Audit-Related Fees (b)	-	-
Tax Fees (c)	4,100	-

Total Fees	$101,225	$34,125

(a)	Fees for audit services consisted of the audit of the Company’s annual financial statements and interim reviews, including services normally provided in connection with statutory and regulatory filings and including registration statements and consents.

(b)	Fees for audit-related services related to audits of entities that the Company has acquired.

(c)	Fees for tax services.

In considering the nature of the services provided by the independent auditor, the audit committee determined that such services are compatible with the provision of independent audit services. The audit committee discussed these services with the independent auditor and our management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the Securities and Exchange Commission to implement the related requirements of the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Real Estate Income Trust Inc.:

We have reviewed and discussed with management Lightstone Real Estate Income Trust Inc.’s audited financial statements as of and for the year ended December 31, 2015.

We have discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees,” (Codification of Statements of Auditing Standards, August 2, 2007 AU 380), as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T.

We have received and reviewed the written disclosures and the letter from the independent auditors required by Public Company Accounting Oversight Board Rule 3526, Communication with Audit Committees Concerning Independence and have discussed with the auditors the auditors’ independence.

Based on the reviews and discussions referred to above, we recommend to the board of directors that the financial statements referred to above be included in Lightstone Real Estate Income Trust Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015.

Audit Committee
Edwin J. Glickman
Steven Spinola

INDEPENDENT DIRECTORS’ REPORT

To the Stockholders of Lightstone Real Estate Income Trust Inc.:

We have reviewed the Company’s policies and determined that they are in the best interest of the Company’s stockholders. Set forth below is a discussion of the basis for that determination.

General

The Company primarily intends to originate, acquire and manage a diverse portfolio of real estate-related investments such as mezzanine loans, first lien mortgage loans, second lien mortgage loans, bridge loans and preferred equity interests, in each case with a focus on investments intended to finance development or redevelopment opportunities. The Company may also invest in debt and derivative securities related to real estate assets, such as CMBS; CDOs; debt securities issued by real estate companies; and credit default swaps. The Company will focus its origination and acquisition activity on real estate-related investments secured by or related to properties located in the United States, and primarily related-party investments. The Company sometimes refers to the foregoing types of investments as its targeted investments. The Company will target investments that generally will offer predictable current cash flow and attractive risk-adjusted returns based on the underwriting criteria established and employed by tis advisor, which may include the anticipated leverage point, market and economic conditions, the location and quality of the underlying collateral and the borrower’s exit or refinancing plan. The Company’s ability to execute its investment strategy is enhanced through access to its sponsor’s extensive experience in financing real estate projects it has sponsored, as opposed to a strategy that relies solely on buying assets in the open market from third-party originators. The Company seeks to build a portfolio that includes some of or all the following investment characteristics: (a) provides current income; (b) is secured by high-quality commercial real estate; (c) includes subordinate capital investments by strong sponsors that support tis investments and provide downside protection; and (d) possesses strong structural features that maximize repayment potential, such as a clear exit or refinancing plan by the borrower.

The Company intends to invest in real estate-related loans and debt securities both by directly originating them and by purchasing them from third-party sellers. Although the Company generally prefers the benefits of direct origination, situations may arise to purchase real estate-related loans and debt securities, possibly at discounts to par, which compensate for the lack of control or structural enhancements typically associated with directly structured investments.

Financing Policies

The Company expects that once it has fully invested the proceeds of its Offering, assuming it sells the maximum amount, its portfolio-wide loan-to-value ratio (calculated after the close of this offering) will be approximately 45%. For purposes of calculating The Company’s 45% target leverage, the Company will determine the loan-to-value ratio on its portfolio based on the greater of the aggregate cost and the fair market value of its investments and other assets. There is no limitation on the amount the Company may borrow for the purchase or origination of any single investment. The Company’s charter allows it to incur leverage up to 300% of its total “net assets” (as defined in its charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of its investments. The Company may only exceed this 300% limit if a majority of its independent directors approves each borrowing in excess of this limit and the Company discloses such borrowing to its stockholders in its next quarterly report along with a justification for the excess borrowing. In all events, the Company expects that its secured and unsecured borrowings will be reasonable in relation to the net value of its assets and will be reviewed by the Company’s board of directors at least quarterly.

The Company does not intend to exceed the leverage limit in its charter after the Company has fully invested the proceeds of its Offering, although the Company anticipates exceeding the leverage limit in the early stages of its development when the costs of its investments are most likely to exceed its net offering proceeds. Careful use of debt will help the Company to achieve its diversification goals because the Company will have more funds available for investment. However, high levels of debt could cause the Company to incur higher interest charges and higher debt service payments, which would decrease the amount of cash available for distribution to the Company’s investors.

Policy on Sale or Disposition of Properties

The Company’s board of directors will determine whether a particular property should be sold or otherwise disposed of after considering the relevant factors, including performance or projected performance of the property and market conditions, with a view toward achieving its principal investment objectives.

The Company intends to hold each investment it originates or acquires for an extended period of time, generally three to five years from the termination of the Company’s initial public offering. The determination of whether an investment will be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, specific real estate market conditions, tax implications for the Company’s stockholders and other factors. The requirements for qualification as a REIT also will put some limits on the Company’s ability to sell investments after short holding periods. However, in accordance with the Company’s investment objective of realizing growth in the value of its investments, the Company may sell a particular investment before or after this anticipated holding period if, in the judgment of its advisor and its board of directors, selling the investment is in the Company’s best interest. The determination of when a particular investment should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, whether the value of the investment is anticipated to decline substantially, whether the Company could apply the proceeds from the sale of the investment to make other investments consistent with its investment objectives, whether disposition of the investment would allow the Company to increase cash flow, and whether the sale of the investment would constitute a prohibited transaction under the Code or otherwise impact the Company’s status as a REIT. The Company’s ability to dispose of an investment during the first few years following its acquisition is restricted to a substantial extent as a result of its REIT status. Under applicable provisions of the Code regarding prohibited transactions by REITs, a REIT that sells an asset other than foreclosure property that is deemed to be inventory or property held primarily for sale in the ordinary course of business is deemed a “dealer” and subject to a 100% penalty tax on the net income from any such transaction. As a result, the Company’s board of directors will attempt to structure any disposition of the Company’s investments to avoid this penalty tax through reliance on safe harbors available under the Code for assets held at least two years or through the use of a TRS.

When the Company determines to sell a particular investment, it will seek to achieve a selling price that maximizes the capital appreciation for investors based on then-current market conditions. The Company cannot assure its investors that this objective will be realized.

Independent Directors
Edwin J. Glickman
Steven Spinola

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

  LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2015

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, as part of this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT NO.	DESCRIPTION
1.1*	Dealer Manager Agreement by and between Lightstone Real Estate Income Trust Inc. and Orchard Securities, LLC
1.2(2)	Form of Soliciting Dealer Agreement
3.1(3)	Articles of Amendment and Restatement of Lightstone Real Estate Income Trust Inc.
3.2(1)	Form of Bylaws of Lightstone Real Estate Income Trust Inc.
3.3(4)	Articles of Amendment of Lightstone Real Estate Income Trust Inc.
4.1	Distribution Reinvestment Program, included as Appendix C to prospectus
4.2(2)	Form of Subscription Escrow Agreement by and among Orchard Securities, LLC, Lightstone Real Estate Income Trust Inc. and UMB Bank, N.A
5.1(3)	Opinion of Venable LLP re legality
8.1(2)	Opinion of Proskauer Rose LLP re tax matters
10.1*	Form of Advisory Agreement by and between Lightstone Real Estate Income Trust Inc. and Lightstone Real Estate Income LLC
10.2*	Amended and Restated Limited Liability Company Agreement of NYC Acquisitions IV LLC between LSG Fulton Street LLC and Lightstone Real Estate Income Trust Inc.
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Real Estate Income Trust Inc. on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 15, 2016, formatted in XBRL includes: (1) Balance Sheets, (2) Statements of Operations, (3) Statements of Stockholders’ Equity, (4)  Statements of Cash Flows, and (5) the Notes to the Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	As filed herewith

(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-11 (Reg. No. 333-200464) filed with the SEC on November 24, 2014.

(2)	Included on the signature page of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (Reg. No. 333-200464) filed with the SEC on January 29, 2015.

(3)	Previously filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (Reg. No. 333-200464) filed with the SEC on February 12, 2015.

(4)	Previously filed as an exhibit to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on June 15, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Date: March 15, 2016	By:	s/ David Lichtenstein
David Lichtenstein
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board of Directors	March 15, 2016
David Lichtenstein	(Principal Executive Officer)

/s/ Donna Brandin	Chief Financial Officer and Treasurer	March 15, 2016
Donna Brandin	(Principal Financial Officer and Principal
Accounting Officer)

/s/ Edwin J. Glickman	Director	March 15, 2016
Edwin J. Glickman

/s/ Steven Spinola	Director	March 15, 2016
Steven Spinola

