Form 10-Q
period 2016-03-31
Lightstone Real Estate Income Trust Inc.
filed 2016-05-16
CIK 1619312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes  ☐  No ☑

As of May 10, 2016, there were 1.4 million outstanding shares of common stock of Lightstone Real Estate Income Trust Inc.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets

Investment in related party	$6,100,000	$4,000,000
Cash	4,219,688	1,213,014
Prepaid expenses	6,265	434

Total Assets	$10,325,953	$5,213,448

Liabilities and Stockholders' Equity

Accounts payable and other accrued expenses	$330,898	$171,105
Due to related parties	14,353	865,436
Distributions payable	64,278	46,170

Total liabilities	409,529	1,082,711

Commitments and Contingencies

Stockholders' Equity:
Company's stockholders' equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized, 1,084,525 and 723,975 shares issued and outstanding, respectively	10,845	7,240
Additional paid-in-capital	7,273,224	4,425,374
Subscription receivable	(100,000)	(1,000)
Accumulated deficit	(376,658)	(300,877)
Total Company's stockholders' equity	6,807,411	4,130,737
Subordinated residual interest	3,109,013	-
Total Stockholders' Equity	9,916,424	4,130,737
Total Liabilities and Stockholders' Equity	$10,325,953	$5,213,448

The accompanying notes are an integral part of these financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015

Investment income	$155,133	$-

Expenses:
General and administrative costs	61,652	5,413
Total expenses	61,652	5,413

Net income/(loss)	$93,481	$(5,413)

Net income/(loss) per common share, basic and diluted	$0.11	$(0.27)

Weighted average number of common shares outstanding, basic and diluted	868,381	20,000

The accompanying notes are an integral part of these financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional			Subordinated
	Common		Paid-In	Subscription	Accumulated	Residual	Total
	Shares	Amount	Capital	Receivable	Deficit	Interest	Equity

BALANCE, December 31, 2015	723,975	$7,240	$4,425,374	$(1,000)	$(300,877)	$-	$4,130,737

Net income	-	-	-	-	93,481	-	93,481
Distributions declared	-	-	-	-	(169,262)	-	(169,262)
Proceeds from offering	357,498	3,574	3,544,771	(99,000)	-	-	3,449,345
Proceeds from subordinated residual interest	-	-	-	-	-	3,109,013	3,109,013
Shares issued from distribution reinvestment program	3,052	31	28,958	-	-	-	28,989
Selling commissions and dealer manager fees	-	-	(330,063)	-	-	-	(330,063)
Other offering costs	-	-	(395,816)	-	-	-	(395,816)

BALANCE, March 31, 2016	1,084,525	$10,845	$7,273,224	$(100,000)	$(376,658)	$3,109,013	$9,916,424

The accompanying notes are an integral part of these financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$93,481	$(5,413)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Changes in assets and liabilities:
Increase in prepaid expenses	(5,831)	-
Increase in accounts payable and other accrued expenses	17,203	5,333
Increase in due to related parties	(38,905)	(33,260)
Net cash provided by/(used in) operating activities	65,948	(33,340)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in related party	(2,100,000)	-

Cash used in investing activities	(2,100,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,449,345	-
Proceeds from subordinated residual interest draws	3,109,013	-
Payment of commissions and offering costs	(1,395,467)	-
Distributions paid to Company's common stockholders	(122,165)	-

Net cash provided by financing activities	5,040,726	-

Net change in cash	3,006,674	(33,340)
Cash, beginning of year	1,213,014	200,000
Cash, end of period	$4,219,688	$166,660

Supplemental disclosure of cash flow information:
Distributions declared, but not paid	$64,278	$-
Commissions and other offering costs accrued but not paid	$297,940	$-
Subscription receivable	$99,000	$-
Value of shares issued from distribution reinvestment program	$28,989	$-

The accompanying notes are an integral part of these financial statements.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Notes To Financial Statements

1. Organization

Lightstone Real Estate Income Trust Inc. (‘‘Lightstone Income Trust’’), incorporated on September 9, 2014, in Maryland, intends to elect to qualify and be taxed as a real estate investment trust (‘‘REIT’’) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2016.

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

The Company’s registration statement on Form S-11 (the “Offering”), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock, par value $0.01 per share (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment program (the ‘‘DRIP’’) at an initial purchase price of $9.50 per share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on February 26, 2015. As of March 31, 2016, we had received gross proceeds of $10.2 million from the sale of 1.1 million shares of our common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor). The Company intends to sell shares of its common stock under the Offering until the earlier of the date on which all the shares are sold, or February 26, 2017, two years from the date the Offering was declared effective by the SEC. The Company reserves the right to reallocate the shares of common stock it is offering between the Primary Offering and the DRIP. Additionally, the Offering may be terminated at any time. On April 20, 2016, the Company filed an Amendment to its registration statement on Form S-11 (the “POSAM”) and as of the date of this filing, the SEC has not declared the POSAM effective. Accordingly, the Company has temporarily suspended the sales of its Common Shares under the Offering.

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

2. Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the periods presented. The accompanying unaudited financial statements of the Lightstone Real Estate Income Trust Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Notes To Financial Statements

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (‘‘GAAP’’). GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of real estate debt investments and securities, the valuation of the investment in related party and revenue recognition. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

The unaudited statements of operations for interim periods are not necessarily indicative of results for the full year or any other period.

New Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that eliminates the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet and is effective for periods beginning after December 15, 2017 and early adoption is not permitted. This guidance will not have a material impact on the Company’s financial statements.

In May 2014, the FASB issued an accounting standards update that completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards. The update applies to all companies that enter into contracts with customers to transfer goods or services and is effective for us for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted and companies have the choice to apply the update either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying the update at the date of initial application (January 1, 2017) and not adjusting comparative information. In August 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The Company does not expect the adoption of this standard to have a material impact on our financial position, results of operations or cash flows.

The Company has reviewed and determined that other recently issued accounting pronouncements will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its current operations.

3. Stockholders’ Equity

Earnings per Share

The Company had no potentially dilutive securities outstanding during the periods presented. Accordingly, earnings per share is calculated by dividing net income/(loss) by the weighted-average number of shares of common stock outstanding during the applicable period.

Subordinated Residual Interest

On March 18, 2016, the Company and the Sponsor entered into an agreement (the “Subordinated Residual Interest Agreement”) pursuant to which the Sponsor committed to make a significant contribution, evidenced by a subordinated unsecured loan agreement to the Company of up to $36.0 million (the “Subordinated Residual Interest”), which is equivalent to 12.0% of the $300.0 million maximum offering amount of the Company’s Offering. Specifically, the Subordinated Residual Interest Agreement provides for quarterly draws to be provided by the Sponsor in an amount equal to the product of (i) $10.00 minus the then-current estimated net asset value (“NAV”) per share, multiplied by (ii) the number of Common Shares outstanding. The draws under the Subordinated Residual Interest Agreement will be used to increase the Company’s cash available for investment in real estate-related investments. The Subordinated Residual Interest bears interest at a rate of 1.48%. Interest will retroactively accrue on the Subordinated Residual Interest back to the date of each quarterly draw under the Subordinated Residual Interest Agreement, but no interest or principal will be due and payable to the Sponsor until holders of the Company’s Common Shares have received liquidation distributions equal to their respective net investments plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments.

The Subordinated Residual Interest Agreement with the Sponsor will continue until the earlier of: (i) the termination of the Offering; (ii) proceeds drawn under the Subordinated Residual Interest Agreement are equal to an aggregate of $36.0 million; and (iii) the Company receives gross Offering proceeds of $300.0 million. The draws under the Subordinated Residual Interest Agreement will have the effect of increasing the Company’s NAV per share until holders of the Company’s Common Shares have received distributions equal to their respective net investments plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments. The Company cannot guarantee that holders of its Common Shares will receive the foregoing cumulative, pre-tax, non-compounded annual return.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Notes To Financial Statements

Distributions in connection with the Company’s liquidation initially will be made to holders of its Common Shares, until holders of its Common Shares have received liquidation distributions equal to their respective net investments plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments. Thereafter, the Company will be obligated to repay the outstanding principal amount and accrued interest to the Sponsor, as described in the Subordinated Residual Interest Agreement. In the unlikely event that additional liquidation distributions are available after the Company makes the principal and interest payments to its Sponsor under the Subordinated Residual Interest Agreement, 85.0% and 15.0% of such additional distributions will be paid to holders of the Company’s Common Shares and its Sponsor, respectively.

Since the Subordinated Residual Interest and its related interest are subordinated to all of the Company’s obligations as well as its Common Shares plus a cumulative, pre-tax, non-compounded annual return of 8.0% and only potentially payable in the event of a liquidation of the Company, the amounts are classified as a component of equity since they do not represent any future cash obligation and is conditioned upon the occurrence of all of the events discussed above. During the three months ended March 31, 2016, approximately $3.1 million was funded under the Subordinated Residual Interest Agreement, which is classified as a component of Stockholders’ Equity on the balance sheets.

Subscription Receivable

The subscription receivable relates to shares issued to the Company’s shareholders for which the proceeds have not yet been received by the Company solely due to timing of transfers from the escrow agent holding the funds.

Distributions

 Distribution Declaration

On May 12, 2016, the Board of Directors authorized and the Company declared a distribution for each month during the three-month period ending June 30, 2016. The distributions will be calculated based on shareholders of record at a rate of $0.002191781 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 8.0% annualized rate based on a share price of $10.00 payable on or about the 15th day following each month end to stockholders of record at the close of business on the last day of the prior month. The Company’s stockholders have an option to elect the receipt of Common Shares under the Company’s DRIP.

Distribution Payments

On February 15, 2016, March 15, 2016 and April 15, 2016, the Company paid distributions for the months ended January 31, 2016, February 29, 2016 and March 31, 2016, respectively, totaling $169,262. The distributions were paid in full using a combination of cash and 3,900 shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $9.50 per share. The distributions were paid from a combination of offering proceeds ($66,266 or 39%), cash flows provided by operations ($65,948 or 39%) and excess cash proceeds from the issuance of common stock through the Company’s DRIP ($37,048 or 22%).

4. Selling Commissions, Dealer Manager Fees and Other Offering Costs

Selling commissions and dealer manager fees are paid to the Dealer Manager, pursuant to various agreements, and other third-party offering costs such as registration fees, due diligence fees, marketing costs, and professional fees are accounted for as a reduction against additional paid-in capital as costs are incurred. Organizational costs are expensed as general and administrative costs. The following table represents the selling commissions and dealer manager and other offering costs for the periods indicated:

	For the Three Months Ended March 31,
	2016	2015
Selling commissions and dealer manager fees	$330,063	$-
Other offering costs	$395,816	$-

Since the Company’s inception through March 31, 2016, it has incurred approximately $0.6 million in selling commissions and dealer manager fees and $2.5 million of other offering costs in connection with the public offering of shares of its common stock.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Notes To Financial Statements

5. Related Party Transaction and Other Arrangements

In addition to certain agreements with the Sponsor (see Note 3) and Dealer Manager (see Note 4), the Company has agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities. Furthermore, the Advisor has and is expected to continue to advance certain organization and offering costs on behalf of the Company to the extent the Company does not have sufficient funds to pay such costs. As of December 31, 2015, the Company owed the Advisor and its affiliated entities an aggregate of $865,436, which was principally for organization and offering costs paid on its behalf, and is classified as due to related parties on the balance sheet. During the three months ended March 31, 2016, the Company was (i) charged $37,088 for certain services and costs paid on its behalf, including $36,098 of offering-related costs that were recorded as a reduction to additional paid in capital, and (ii) made payments totaling $888,171 and as a result, the amount due to related parties on the balance sheet was $14,353 as of March 31, 2016.

105-109 W. 28th Street Preferred Investment

On November 25, 2015, the Company entered into an agreement with various related party entities that provides for the Company to make aggregate preferred equity contributions (the “105-109 W. 28th Street Preferred Investment”) of up to $20.0 million in various affiliates of its Sponsor which owns a parcel of land located at 105-109 W. 28thStreet, New York, NY at which they intend to develop a 343-room Marriott Moxy hotel. The 105-109 W. 28th Street Preferred Investment will be made pursuant to an instrument that entitles the Company to monthly preferred distributions at a rate of 12% per annum and is redeemable by the Company at the earlier of (i) the date that is two years from the date of the Company’s final contribution or (ii) the third anniversary of 105-109 W. 28th Street Preferred Investment. The Company may also request redemption or a restructuring of the agreement prior to the acceptance of any construction financing. The 105-109 W. 28th Street Preferred Investment is classified as a held-to-maturity security and recorded at cost.

The Company made an initial contribution of $4.0 million during the fourth quarter of 2015 and an additional contribution of $2.1 million during the first quarter of 2016. As of March 31, 2016 and December 31, 2015, the 105-109 W. 28th Street Preferred Investment had an outstanding balance of $6.1 million and $4.0 million, which is classified in investment in related party on the balance sheets. The fair value of this investment is not practical to estimate due to the related party nature of the underlying transaction. As of March 31, 2016, an aggregate of $13.9 million of additional contributions were unfunded related to the 105-109 W. 28th Street Preferred Investment. The Company has funded contributions to date using proceeds from its Offering and draws under the Subordinated Residual Interest Agreement and intends to continue to fulfill its obligation to make further contributions using proceeds from these sources. During the three months ended March 31, 2016, the Company recorded $155,133 of investment income related to the 105-109 W. 28th Street Preferred Investment. The Company’s Advisor elected to waive the acquisition fee associated with this transaction.

6. Commitments and Contingencies

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

Lightstone Income Trust has and will continue to seek to originate, acquire and manage a diverse portfolio of real estate-related investments. The Company may invest in mezzanine loans, first lien mortgage loans, second lien mortgage loans, bridge loans and preferred equity interests, in each case with a focus on investments intended to finance development or redevelopment opportunities. We may also invest in debt and derivative securities related to real estate assets. We expect that a majority of our investments by value will be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly owned by, the Sponsor, by its affiliates or by real estate investment programs sponsored by it.

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

Our registration statement on Form S-11(the “Offering”), pursuant to which we are offering to sell up to 30,000,000 shares of our common stock (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for $10.00 per share, subject to certain volume and other discounts (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment plan (the “DRIP”) at an initial purchase price of $9.50 per share) was declared effective by the SEC under the Securities Act of 1933 on February 26, 2015. On April 20, 2016, we filed an Amendment to our registration statement on Form S-11 (the “POSAM”) and as of the date of this filing, the SEC has not declared the POSAM effective. Accordingly, we have temporarily suspended the sales of our Common Shares under the Offering.

We sold 20,000 Common Shares to Lightstone Real Estate Income LLC, a Delaware limited liability company (the ‘‘Advisor’’), an entity majority owned by David Lichtenstein, on September 12, 2014, for $10.00 per share. Mr. Lichtenstein also is a majority owner of the equity interests of our sponsor, The Lightstone Group, LLC (the ‘‘Sponsor’’).

As of March 31, 2016, we had received gross proceeds of $10.2 million from the sale of 1.1 million shares of our common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor).

We have no employees. We retained the Advisor to manage our affairs on a day-to-day basis. Orchard Securities, LLC (the ‘‘Dealer Manager’’) serves as the dealer manager of our public offering. The Advisor is an affiliate of the Sponsor. The Advisor will receive compensation and fees for services related to the investment and management of our assets during our offering, acquisition, operational and liquidation stages.

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

Results of Operations

We were incorporated in the State of Maryland on September 9, 2014 and broke escrow on June 12, 2015. During the fourth quarter of 2015 we made our first real estate-related investment, the 105-109 W. 28th Street Preferred Investment (see Note 5 of the Financial Statements). Prior to making our first real estate-related investment, we did not have any significant results of operations other than certain general and administrative costs.

For the Three Months Ended March 31, 2016

 Investment income

Investment income, which was attributable to the 105-109 W. 28th Street Preferred Investment, was $155,133 for the three months ended March 31, 2016.

General and administrative expenses

General and administrative costs were $61,652 for the three months ended March 31, 2016 as compared to $5,413 for the three months ended March 31, 2015. General and administrative costs for the three months ended March 31, 2016 primarily consist of legal and accounting costs, corporate board of director’s fees, and costs associated with the Company’s filings with the SEC as compared to corporate board of director’s fees, and costs associated with the Company’s filings with the SEC during the 2105 period.

Financial Condition, Liquidity and Capital Resources

For the three months ended March 31, 2016 our primary source of funds were $3.4 million of proceeds from our sale of shares of common stock under our Offering and $3.1 million of Subordinated Residual Interest draws from our Sponsor.

Our future sources of funds will primarily consist of (i) proceeds from our sale of shares of common stock under our Offering, (ii) cash flows from our operations, (iii) proceeds from Subordinated Residual Interest draws and (iv) our DRIP. We currently believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

We will be dependent upon the net proceeds from this offering to conduct our proposed operations. We will obtain the capital required to originate and acquire investments and conduct our operations from the proceeds of this Offering, any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations.

On March 18, 2016, we and our Sponsor entered into an agreement (the “Subordinated Residual Interest Agreement”) pursuant to which the Sponsor committed to make a significant subordinated unsecured loan to us of up to $36.0 million (the “Subordinated Residual Interest”), which is equivalent to 12% of the $300.0 million maximum offering amount of our Offering. Specifically, the Subordinated Residual Interest Agreement provides for quarterly draws to be paid by the Sponsor in an amount equal to the product of (i) $10.00 minus the then-current estimated net asset value (“NAV”) per share, multiplied by (ii) the number of Common Shares outstanding. The draws under the Subordinated Residual Interest Agreement will be used to increase our cash available for investment in real estate-related investments. The Subordinated Residual Interest bears interest at a rate of 1.48% and interest will retroactively accrue on the Subordinated Residual Interest back to the date of each quarterly draw under the Subordinated Residual Interest Agreement, but no interest or principal will be due and payable to our Sponsor until holders of our Common Shares have received liquidation distributions equal to their respective net investments plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments.

The Subordinated Residual Interest Agreement with our Sponsor will continue until the earlier of: (i) the termination of the Offering; (ii) proceeds under the Subordinated Residual Interest Agreement are equal to an aggregate of $36.0 million; and (iii) we receive gross Offering proceeds of $300.0 million. During the three months ended March 31, 2016, approximately $3.1 million was funded under the Subordinated Residual Interest Agreement, which is classified as a component of Stockholders’ Equity on the balance sheets.

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

Summary of Cash Flows

The following summary discussion of our cash flows is based on the statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015

Cash flows provided by/(used) in operating activities	$65,948	$(33,340)
Cash flows used in investing activities	(2,100,000)	-
Cash flows provided by financing activities	5,040,726	-
Net change in cash and cash equivalents	3,006,674	(33,340)
Cash and cash equivalents, beginning of the year	1,213,014	200,000
Cash and cash equivalents, end of the period	$4,219,688	$166,660

Operating activities

The net cash provided by operating activities of $65,948 during the 2016 period primarily related to our net income of $93,481 offset by changes in assets and liabilities of $27,533.

Investing activities

During the first quarter of 2016 we made an additional contribution of $2.1 million to the 105-109 W. 28th Street Preferred Investment.

Financing activities

The net cash provided by financing activities of $5.0 million principally consists of proceeds from the issuance of our common stock of $3.4 million and funding under the Subordinated Residual Interest Agreement of $3.1 million; partially offset by the payment of selling commissions, dealer manager fees and other offering costs of approximately $1.4 and distributions of $0.1 million to common stockholders.

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

As of March 31, 2016 no shares have been repurchased under our share repurchase program.

Our Board of Directors reserves the right to terminate either program for any reason without cause by providing written notice of termination of the DRIP to all participants or written notice of termination of the share repurchase program to all stockholders.

105-109 W. 28th Street Preferred Investment

On November 25, 2015, we entered into an agreement with various related party entities that provides for aggregate preferred equity contributions (the “105-109 W. 28th Street Preferred Investment”) of up to $20.0 million in various affiliates of our Sponsor which owns a parcel of land located at 105-109 W. 28thStreet, New York, NY at which they intend to develop a 343-room Marriott Moxy hotel. The 105-109 W. 28th Street Preferred Investment will be made pursuant to an instrument that is entitled to monthly preferred distributions at a rate of 12% per annum and is redeemable by us at the earlier of (i) the date that is two years from the date of the Company’s final contribution or (ii) the third anniversary of 105-109 W. 28th Street Preferred Investment. We made an initial contribution of $4.0 million during the fourth quarter of 2015 and an additional contribution of $2.1 million during the first quarter of 2016. As of March 31, 2016 the 105-109 W. 28th Street Preferred Investment had an outstanding balance of $6.1 million, which is classified in investment in related party on the balance sheets. The fair value of this investment is not practical to estimate due to the related party nature of the underlying transaction. As of March 31, 2016, an aggregate of $13.9 million of additional contributions were unfunded related to the 105-109 W. 28th Street Preferred Investment. We have funded contributions to date using proceeds from our Offering and draws under the Subordinated Residual Interest Agreement and intend to continue to fulfill our obligation to make further contributions using proceeds from these sources.

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

The following table presents a reconciliation of FFO and MFFO to net income /(loss):

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
Net income/(loss)	$93,481	$(5,413)
FFO adjustments:
None	-	-
FFO	93,481	(5,413)
MFFO adjustments:

Other adjustments:
Acquisition and other transaction related costs expensed	4,000	-

MFFO	97,481	(5,413)
Straight-line rent(1)	-	-
MFFO - IPA recommended format	$97,481	$(5,413)

Net income/(loss)	$93,481	$(5,413)
Net income/(loss) per common share, basic and diluted	$0.11	$(0.27)

FFO	$93,481	$(5,413)
FFO per common share, basic and diluted	$0.11	$(0.27)

Weighted average number of common shares outstanding, basic and diluted	868,381	20,000

(1)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

Distributions Declared by our Board of Directors and Source of Distributions

The following table provides a summary of our quarterly distributions declared during the periods presented. The amount of distributions paid to our stockholders in the future will be determined by our Board of Directors and is dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code. Additionally, our stockholders have the option to elect the receipt of shares in lieu of cash under our DRIP.

	Three Months Ended March 31, 2016
Distribution period:	Q1 2016	Percentage of Distributions
Date distributions declared	October 28, 2015, March 11, 2016

Date distributions paid	February 15, 2016, March 15, 2016, April 15, 2016,

Distributions paid	$132,214
Distributions reinvested	37,048
Total Distributions	$169,262

Source of distributions:
Cash flows provided by operations	$65,948	39%
Offering proceeds	66,266	39%
Proceeds from issuance of common stock through DRIP	37,048	22%
Total Sources	$169,262	100%

Cash flows provided by operations (GAAP basis)	$65,948

Number of shares of common stock issued pursuant to the Company's DRIP	3,900

The table below presents our cumulative FFO and distributions declared:

For the period September 9, 2014
(date of inception) through
March 31, 2016

FFO	$(20,343)
Distributions declared	$356,315

New Accounting Pronouncements

See Note 2 of the Notes to Financial Statements for further information of certain accounting standards that have been issued or adopted during 2016 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

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

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the quarter ended March 31, 2016, there were no such material developments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the period covered by this Form 10-Q, we did not sell any unregistered securities.

Use of Public Offering Proceeds

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

On September 12, 2014, the Company sold 20,000 Common Shares to the Advisor for $10.00 per share.

The Company’s registration statement on Form S-11 (File No. 333-200464), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock at a price of $10.00 per share, subject to certain volume discounts, (exclusive of 10,000,000 shares which are available pursuant to its distribution reinvestment plan (the “DRIP”) at an initial purchase price of $9.50 per share, was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on February 26, 2015. As of March 31, 2016, we had received gross proceeds of $10.2 million from the sale of 1.1 million shares of our common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in our Sponsor).

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

Below is a summary of the expenses we have incurred in connection with the issuance and distribution of the registered securities since inception:

Type of Expense Amount
Selling commissions and dealer manager fees	$588,879
Other expenses incurred	2,505,774
Total offering costs incurred from inception through March 31, 2016	$3,094,653

Cumulatively through March 31, 2016, we have used the net offering proceeds of $7.1 million, after deduction of offering expenses paid since inception of $3.1 million, as follows:

(Dollars in thousands)

Cash	$1,110,675
Cash distributions not funded by operations	248,115
Investment in related party	6,100,000
Other uses (primarily timing of payables)	(318,641)

Total uses	$7,140,149

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Real Estate Income Trust Inc. on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 16, 2016, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Date: May 16, 2016	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2016	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

