Form 10-Q
period 2016-06-30
Lightstone Real Estate Income Trust Inc.
filed 2016-08-15
CIK 1619312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes  ☐      No ☑

As of August 10, 2016, there were 4.0 million outstanding shares of common stock of Lightstone Real Estate Income Trust Inc.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets

Investment in related party	$15,900,000	$4,000,000
Cash	512,321	1,213,014
Prepaid expenses	5,302	434

Total Assets	$16,417,623	$5,213,448

Liabilities and Stockholders' Equity

Accounts payable and other accrued expenses	$328,410	$171,105
Due to related parties	609	865,436
Distributions payable	98,101	46,170

Total liabilities	427,120	1,082,711

Commitments and Contingencies

Stockholders' Equity:
Company's stockholders' equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized, 1,500,385 and 723,975 shares issued and outstanding, respectively	15,004	7,240
Additional paid-in-capital	10,660,373	4,425,374
Subscription receivable	-	(1,000)
Accumulated deficit	(366,887)	(300,877)
Total Company's stockholders' equity	10,308,490	4,130,737
Residual equity interest	5,682,013	-
Total Stockholders' Equity	15,990,503	4,130,737
Total Liabilities and Stockholders' Equity	$16,417,623	$5,213,448

The accompanying notes are an integral part of these financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Investment income	$347,634	$-	$502,767	$-

Expenses:
General and administrative costs	60,628	47,258	122,280	52,671

Total expenses	60,628	47,258	122,280	52,671

Net income/(loss)	$287,006	$(47,258)	$380,487	$(52,671)

Net income/(loss) per common shares, basic and diluted	$0.20	$(0.78)	$0.33	$(1.30)

Weighted average number of common shares outstanding, basic and diluted	1,409,636	60,830	1,139,159	40,528

The accompanying notes are an integral part of these financial statements.

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional			Residual
	Common		Paid-In	Subscription	Accumulated	Equity	Total
	Shares	Amount	Capital	Receivable	Deficit	Interest	Equity

BALANCE, December 31, 2015	723,975	$7,240	$4,425,374	$(1,000)	$(300,877)	$-	$4,130,737

Net income	-	-	-	-	380,487	-	380,487
Distributions declared	-	-	-	-	(446,497)	-	(446,497)
Proceeds from offering	771,740	7,717	7,629,301	1,000	-	-	7,638,018
Proceeds from residual equity interest	-	-	-	-	-	5,682,013	5,682,013
Shares issued from distribution reinvestment program	4,670	47	44,316	-	-	-	44,363
Selling commissions and dealer manager fees	-	-	(691,350)	-	-	-	(691,350)
Other offering costs	-	-	(747,268)	-	-	-	(747,268)

BALANCE, June 30, 2016	1,500,385	$15,004	$10,660,373	$-	$(366,887)	$5,682,013	$15,990,503

The accompanying notes are an integral part of these financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$380,487	$(52,671)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Changes in assets and liabilities:
Increase in prepaid expenses	(4,868)	-
Increase in accounts payable and other accrued expenses	4,348	8,425
(Decrease)/increase in due to related parties	(38,701)	38,813
Net cash provided by/(used in) operating activities	341,266	(5,433)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in related party	(11,900,000)	-
Cash used in investing activities	(11,900,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	7,668,018	2,062,450
Proceeds from residual equity interest draws	5,682,013	-
Payment of commissions and offering costs	(2,141,786)	(463,552)
Distributions paid to Company's common stockholders	(350,204)	-
Net cash provided by financing activities	10,858,041	1,598,898

Net change in cash	(700,693)	1,593,465
Cash, beginning of year	1,213,014	200,000
Cash, end of period	$512,321	$1,793,465

Supplemental disclosure of cash flow information:
Distributions declared, but not paid	$98,101	$-
Commissions and other offering costs accrued but not paid	$267,611	$1,128,053
Subscription receivable	$-	$62,000
Value of shares issued from distribution reinvestment program	$44,362	$-

The accompanying notes are an integral part of these financial statements.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Notes To Financial Statements

1.	Organization

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

The Company’s registration statement on Form S-11 (the “Offering”), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock, par value $0.01 per share (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for an initial offering price of $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment program (the ‘‘DRIP’’) which are offered at a discounted price equivalent to 95% of the Primary Offering Price per Common Share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on February 26, 2015. On June 30, 2016, the Company adjusted its offering price to $9.14 per Common Share in its Primary Offering, which was equal to the Company’s estimated net asset value (“NAV”) per Common Share as of March 31, 2016, and effective July 25, 2016, the Company’s offering price was adjusted to $10.00 per Common Share in its Primary Offering, which is equal to the estimated NAV per Common Share as of June 30, 2016. As of June 30, 2016, we had received gross proceeds of $14.4 million from the sale of 1.5 million shares of our common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor). The Company intends to sell shares of its common stock under the Offering until the earlier of the date on which all the shares are sold, or February 26, 2017, two years from the date the Offering was declared effective by the SEC. The Company reserves the right to reallocate the shares of common stock it is offering between the Primary Offering and the DRIP. Additionally, the Offering may be terminated at any time.

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

The Company has no employees. The Company retains the Advisor to manage its affairs on a day-to-day basis. Orchard Securities, LLC (the ‘‘Dealer Manager’’), a third party not affiliated with the Company, the Sponsor or the Advisor, serves as the dealer manager of the Offering. The Advisor is an affiliate of the Sponsor and will receive compensation and fees for services related to the investment and management of the Company’s assets.

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

Residual Equity Interest

On March 18, 2016, the Company and its Sponsor entered into a subordinated unsecured loan agreement (the “Subordinated Agreement”) pursuant to which the Sponsor has committed to make a significant investment in the Company of up to $36.0 million, which is equivalent to 12.0% of the $300.0 million maximum offering amount of Common Shares. Specifically, the Subordinated Agreement with the Sponsor provides for quarterly draws or advances in an amount equal to the product of (i) $10.00 minus the then-current estimated NAV per share, multiplied by (ii) the number of Common Shares outstanding. The advances under the Subordinated Agreement will be used to increase the cash available for investment in real estate-related investments. The outstanding advances under the Subordinated Agreement will bear interest at a rate of 1.48%, which was equal to the mid-term applicable U.S. federal rate as of March 2016. Interest will retroactively accrue on the outstanding advances under the Subordinated Agreement back to the date of each quarterly draw, but no interest or outstanding advances will be due and payable to the Sponsor until holders of the Company’s Common Shares have received liquidation distributions equal to their respective net investments (defined as $10.00 per Common Share) plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments.

The Subordinated Agreement with the Sponsor will continue until the earlier of: (i) the termination of the Company’s initial public offering; (ii) advances under the Subordinated Agreement are equal to an aggregate of $36.0 million; and (iii) the Company receives gross offering proceeds of $300.0 million. The advances under the Subordinated Agreement will have the effect of increasing the Company’s NAV per share until holders of its Common Shares have received distributions equal to their respective net investments plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments. The Company cannot guarantee that holders of our Common Shares will receive the foregoing cumulative, pre-tax, non-compounded annual return.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Notes To Financial Statements

Distributions in connection with a liquidation of the Company initially will be made to holders of its Common Shares until holders of its Common Shares have received liquidation distributions equal to their respective net investments plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments. Thereafter, only if additional liquidating distributions are available, the Company will be obligated to repay the outstanding advances under the Subordinated Agreement and accrued interest to the Sponsor, as described in the Subordinated Agreement. In the unlikely event that additional liquidation distributions are available after the Company repays its holders of common stock their respective net investments plus their 8% return on investment and then the outstanding advances under the Subordinated Agreement and accrued interest to its Sponsor, such additional distributions will be paid to holders of its Common Shares and its Sponsor: 85.0% of the aggregate amount will be payable to holders of the Company’s Common Shares and the remaining 15.0% will be payable to the Sponsor.

Since the Residual Equity Interest and its related interest, if any, are subordinate to all of the Company’s obligations as well as to the holders of its Common Shares in an amount equal to the shareholder’s net investment plus a cumulative, pre-tax, non-compounded annual return of 8.0% and only potentially payable in the event of a liquidation of the Company, the outstanding advances under the Subordinated Agreement are classified as a component of equity since they do not represent any future cash obligation and are conditioned upon the occurrence of all of the events discussed above. Through June 30, 2016, the Sponsor had advanced an aggregate of approximately $5.7 million under the Subordinated Agreement, which is classified as a component of Stockholders’ Equity on the balance sheets.

Subscription Receivable

The subscription receivable relates to shares issued to the Company’s shareholders for which the proceeds have not yet been received by the Company solely due to timing of transfers from the escrow agent holding the funds.

Distributions

Distribution Declaration

On August 5, 2016, the Board of Directors authorized and the Company declared a distribution for each month during the three-month period ending December 31, 2016. The distributions will be calculated based on shareholders of record at a rate of $0.002191781 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 8.0% annualized rate based on a share price of $10.00 payable on or about the 15th day following each month end to stockholders of record at the close of business on the last day of the prior month. The Company’s stockholders have an option to elect the receipt of Common Shares under the Company’s DRIP.

Distribution Payments

On May 14, 2016, June 15, 2016 and July 15, 2016, the Company paid distributions for the months ended April 30, 2016, May 31, 2016 and June 30, 2016, respectively, totaling $277,235. The distributions were paid in full using a combination of cash and 3,113 shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $8.68 per share. The distributions were paid from a combination of cash flows provided by operations ($250,216 or 90%) and excess cash proceeds from the issuance of common stock through the Company’s DRIP ($27,019 or 10%).

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Selling commissions and dealer manager fees	$361,287	$12,375	$691,350	$12,735
Other offering costs	$351,452	$194,783	$747,268	$640,534

Since the Company’s inception through June 30, 2016, it has incurred approximately $1.0 million in selling commissions and dealer manager fees and $2.8 million of other offering costs in connection with the public offering of shares of its common stock.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Notes To Financial Statements

5.	Related Party Transaction and Other Arrangements

In addition to certain agreements with the Sponsor (see Note 3) and Dealer Manager (see Note 4), the Company has agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities. Furthermore, the Advisor has and is expected to continue to advance certain organization and offering costs on behalf of the Company to the extent the Company does not have sufficient funds to pay such costs. As of December 31, 2015, the Company owed the Advisor and its affiliated entities an aggregate of $865,436, which was principally for organization and offering costs paid on its behalf, and is classified as due to related parties on the balance sheet. During the six months ended June 30, 2016, the Company was (i) charged $37,698 for certain services and costs paid on its behalf, including $36,298 of offering-related costs that were recorded as a reduction to additional paid in capital, and (ii) made payments totaling $902,525 and as a result, the amount due to related parties on the balance sheet was $609 as of June 30, 2016.

105-109 W. 28th Street Preferred Investment

On November 25, 2015, the Company entered into an agreement (the “Moxy Transaction”) with various related party entities that provides for the Company to make aggregate preferred equity contributions (the “105-109 W. 28th Street Preferred Investment”) of up to $20.0 million in various affiliates of its Sponsor (the “Developer”) which owns a parcel of land located at 105-109 W. 28thStreet, New York, NY at which they intend to develop a 343-room Marriott Moxy hotel. The 105-109 W. 28th Street Preferred Investment will be made pursuant to an instrument that entitles the Company to monthly preferred distributions at a rate of 12% per annum and was redeemable by the Company at the earlier of (i) the date that is two years from the date of the Company’s final contribution or (ii) the third anniversary of 105-109 W. 28th Street Preferred Investment. The Company may also request redemption or a restructuring of the agreement prior to the acceptance of any construction financing. On June 30, 2016, the Company and the Developer amended the Moxy Transaction so that the Company’s contributions would become redeemable on the fifth anniversary of the Moxy Transaction. The 105-109 W. 28th Street Preferred Investment is classified as a held-to-maturity security and recorded at cost.

The Company made an initial contribution of $4.0 million during the fourth quarter of 2015 and additional contributions of $11.9 million during the six months ended June 30, 2016. As of June 30, 2016 and December 31, 2015, the 105-109 W. 28th Street Preferred Investment had an outstanding balance of $15.9 million and $4.0 million, respectively, which is classified in investment in related party on the balance sheets. The fair value of this investment is not practical to estimate due to the related party nature of the underlying transaction. As of June 30, 2016, an aggregate of $4.1 million of additional contributions were unfunded related to the 105-109 W. 28th Street Preferred Investment. On July 20, 2016, the Company made an additional contribution of $4.1 million to fully fund the 105-109 W. 28th Street Preferred Investment. The Company has funded contributions using proceeds from its Offering and draws under the Subordinated Agreement. During the three and six months ended June 30, 2016, the Company recorded $347,634 and $502,767 of investment income related to the 105-109 W. 28th Street Preferred Investment. The Company’s Advisor elected to waive the acquisition fee associated with this transaction.

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

Our registration statement on Form S-11(the “Offering”), pursuant to which we are offering to sell up to 30,000,000 shares of our common stock (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for an initial offering price of $10.00 per share, subject to certain volume and other discounts (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment plan (the “DRIP”) which are offered at a discounted price equivalent to 95% of the Primary Offering price per Common Share) was declared effective by the SEC under the Securities Act of 1933 on February 26, 2015. On June 30, 2016, we adjusted our offering price to $9.14 per Common Share in our Primary offering, which was equal to our estimated net asset value (“NAV”) per Common Share as of March 31, 2016, and effective July 25, 2016, our offering price was adjusted to $10.00 per Common Share in our Primary Offering, which is equal to the estimated NAV per Common Share as of June 30, 2016.

We sold 20,000 Common Shares to Lightstone Real Estate Income LLC, a Delaware limited liability company (the ‘‘Advisor’’), an entity majority owned by David Lichtenstein, on September 12, 2014, for $10.00 per share. Mr. Lichtenstein also is a majority owner of the equity interests of our sponsor, The Lightstone Group, LLC (the ‘‘Sponsor’’).

As of June 30, 2016, we had received gross proceeds of $14.4 million from the sale of 1.5 million shares of our common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor).

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

On March 18, 2016, we and our Sponsor entered into a subordinated unsecured loan agreement (the “Subordinated Agreement”) pursuant to which the Sponsor has committed to make a significant investment in us of up to $36.0 million, which is equivalent to 12.0% of the $300.0 million maximum offering amount of Common Shares. Specifically, the Subordinated Agreement with the Sponsor provides for quarterly draws or advances in an amount equal to the product of (i) $10.00 minus the then-current estimated NAV per share, multiplied by (ii) the number of Common Shares outstanding. The advances under the Subordinated Agreement will be used to increase the cash available for investment in real estate-related investments. The outstanding advances under the Subordinated Agreement will bear interest at a rate of 1.48%, which was equal to the mid-term applicable U.S. federal rate as of March 2016. Interest will retroactively accrue on the outstanding advances under the Subordinated Agreement back to the date of each quarterly draw, but no interest or outstanding advances will be due and payable to the Sponsor until holders of the Company’s Common Shares have received liquidation distributions equal to their respective net investments (defined as $10.00 per Common Share) plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments.

The Subordinated Agreement with the Sponsor will continue until the earlier of: (i) the termination of our initial public offering; (ii) advances under the Subordinated Agreement are equal to an aggregate of $36.0 million; and (iii) we receive gross offering proceeds of $300.0 million. The advances under the Subordinated Agreement will have the effect of increasing our NAV per share until holders of our Common Shares have received distributions equal to their respective net investments plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments. We cannot guarantee that holders of our Common Shares will receive the foregoing cumulative, pre-tax, non-compounded annual return.

Distributions in connection with a liquidation of the Company initially will be made to holders of our Common Shares until holders of our Common Shares have received liquidation distributions equal to their respective net investments plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments. Thereafter, only if additional liquidating distributions are available, we will be obligated to repay the holders of common stock their respective net investments plus their 8% return on investment and then the outstanding advances under the Subordinated Agreement and accrued interest to the Sponsor, as described in the Subordinated Agreement. In the unlikely event that additional liquidation distributions are available after we repay the outstanding advances under the Subordinated Agreement and accrued interest to our Sponsor, such additional distributions will be paid to holders of our Common Shares and our Sponsor: 85.0% of the aggregate amount will be payable to holders of our Common Shares and the remaining 15.0% will be payable to the Sponsor.

Through June 30, 2016, the Sponsor had advanced an aggregate of approximately $5.7 million under the Subordinated Agreement, which is classified as a component of Stockholders’ Equity on the balance sheet.

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

For the Three Months Ended June 30, 2016

Investment income

Investment income, which was attributable to the 105-109 W. 28th Street Preferred Investment, was $347,634 for the three months ended June 30, 2016.

General and administrative expenses

General and administrative expense increased by $13,620 to $60,878 during the three months ended June 30, 2016 compared to $47,258 for the same period in 2015. The increase primarily reflects higher board of directors’ fees.

For the Six Months Ended June 30, 2016

Investment income

Investment income, which was attributable to the 105-109 W. 28th Street Preferred Investment, was $502,767 for the six months ended June 30, 2016.

General and administrative expenses

General and administrative expense increased by $69,609 to $122,280 during the three months ended June 30, 2016 compared to $52,671 for the same period in 2015. The increase reflects (i) higher board of directors’ fees of $29,000 in the 2016 period and (ii) an increase in accounting, legal and corporate filing fees.

Financial Condition, Liquidity and Capital Resources

For the six months ended June 30, 2016 our primary source of funds were $7.7 million of proceeds from our sale of shares of common stock under our Offering and $5.7 million of Residual Equity Interest draws from our Sponsor.

Our future sources of funds will primarily consist of (i) proceeds from our sale of shares of common stock under our Offering, (ii) cash flows from our operations, (iii) proceeds from Residual Equity Interest draws and (iv) our DRIP. We currently believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

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

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor and the Dealer Manager. During our organization and offering stage, these payments will include payments to the Dealer Manager for selling commissions and dealer manager fees. During this stage, we also will make payments to our Advisor for reimbursement of certain other organization and offering expenses. However, we do not expect that our total payments for other organization and offering expenses would exceed 2% of gross offering proceeds. In no event will aggregate organization and offering costs exceed 15.0% of gross offering proceeds over the life of the offering. During the initial stage of our Offering, the organization and offering costs may exceed 15.0% of gross offering proceeds since many of the expenses incurred in relation to the Offering are incurred prior to the sale of shares of our common stock.

Selling commissions and dealer manager fees are paid to the Dealer Manager or soliciting dealers, as applicable, pursuant to various agreements, and other third-party offering costs such as registration fees, due diligence fees, marketing costs, and professional fees are accounted for as a reduction against additional paid-in capital as costs are incurred. Any organizational costs are accounted for as general and administrative costs. The following table represents the selling commissions and dealer manager fees and other offering costs for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Selling commissions and dealer manager fees	$361,287	$12,375	$691,350	$12,375
Other offering costs	$351,452	$194,783	$747,268	$640,534

We have agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities. Furthermore, the Advisor has and is expected to continue to advance certain organization and offering costs on our behalf to the extent we do not have sufficient funds to pay such costs. As of December 31, 2015, we owed the Advisor and its affiliated entities an aggregate of $865,436, which was principally for organization and offering costs paid on our behalf, and is classified as due to related parties on the balance sheet. During the six months ended June 30, 2016, we were (i) charged $37,698 for certain services and costs paid on our behalf, including $36,298 of offering-related costs that were recorded as a reduction to additional paid in capital, and (ii) made payments totaling $902,525 and as a result, the amount due to related parties on the balance sheet was $609 as of June 30, 2016.

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

Summary of Cash Flows

The following summary discussion of our cash flows is based on the statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015

Cash flows provided by/(used) in operating activities	$341,266	$(5,433)
Cash flows used in investing activities	(11,900,000)	-
Cash flows provided by financing activities	10,858,041	1,598,898
Net change in cash and cash equivalents	(700,693)	1,593,465
Cash and cash equivalents, beginning of the year	1,213,014	200,000
Cash and cash equivalents, end of the period	$512,321	$1,793,465

Operating activities

The net cash provided by operating activities of $341,266 during the 2016 period primarily related to our net income of $380,487 offset by changes in assets and liabilities of $39,221.

Investing activities

During the first six months of 2016 we made additional contributions of $11.9 million to the 105-109 W. 28th Street Preferred Investment.

Financing activities

The net cash provided by financing activities of $10.9 million principally consists of proceeds from the issuance of our common stock of $7.7 million and funding under the Subordinated Agreement of $5.7 million; partially offset by the payment of selling commissions, dealer manager fees and other offering costs of approximately $2.1 and distributions of $0.4 million to common stockholders.

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

DRIP and Share Repurchase Program

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. The offering provides for 10.0 million shares available for issuance under our DRIP which are offered at a discounted price equivalent to 95% of our Primary Offering price per Common Share. Through June 30, 2016, approximately 6,240 shares of common stock had been issued under our DRIP and approximately 10.0 million shares remain available for issuance.

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions.

As of June 30, 2016 no shares have been repurchased under our share repurchase program.

Our Board of Directors reserves the right to terminate either program for any reason without cause by providing written notice of termination of the DRIP to all participants or written notice of termination of the share repurchase program to all stockholders.

105-109 W. 28th Street Preferred Investment

On November 25, 2015, we entered into an agreement (the “Moxy Transaction”) with various related party entities that provides for aggregate preferred equity contributions (the “105-109 W. 28th Street Preferred Investment”) of up to $20.0 million in various affiliates of our Sponsor (the “Developer”) which owns a parcel of land located at 105-109 W. 28thStreet, New York, NY at which they intend to develop a 343-room Marriott Moxy hotel. The 105-109 W. 28th Street Preferred Investment will be made pursuant to an instrument that is entitled to monthly preferred distributions at a rate of 12% per annum and was redeemable by us at the earlier of (i) the date that is two years from the date of the Company’s final contribution or (ii) the third anniversary of 105-109 W. 28th Street Preferred Investment. On June 30, 2016, we amended the Moxy Transaction with the Developer so our contributions would become redeemable on the fifth anniversary of the Moxy Transaction. We made an initial contribution of $4.0 million during the fourth quarter of 2015 and additional contributions of $11.9 million during the six months ended June 30, 2016. As of June 30, 2016 the 105-109 W. 28th Street Preferred Investment had an outstanding balance of $15.9 million, which is classified in investment in related party on the balance sheets. The fair value of this investment is not practical to estimate due to the related party nature of the underlying transaction. As of June 30, 2016, an aggregate of $4.1 million of additional contributions were unfunded related to the 105-109 W. 28th Street Preferred Investment. On July 20, 2016, we made an additional contribution of $4.1 million to fully fund the 105-109 W. 28th Street Preferred Investment. We have funded contributions using proceeds from our Offering and draws under the Subordinated Agreement.

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

The following table presents a reconciliation of FFO and MFFO to net income /(loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income/(loss)	$287,006	$(47,258)	$380,487	$(52,671)
FFO adjustments:
None	-	-	-	-
FFO	287,006	(47,258)	380,487	(52,671)
MFFO adjustments:

Other adjustments:
Acquisition and other transaction related costs expensed	-	-	4,000	-
MFFO	287,006	(47,258)	384,487	(52,671)
Straight-line rent(1)	-	-	-	-
MFFO - IPA recommended format	$287,006	$(47,258)	$384,487	$(52,671)

Net income/(loss)	$287,006	$(47,258)	$380,487	$(52,671)
Less: net (income)/loss attributable to noncontrolling interests	-	-	-	-
Net income/(loss) applicable to Company's common shares	$287,006	$(47,258)	$380,487	$(52,671)
Net loss per common share, basic and diluted	$0.20	$(0.78)	$0.33	$(1.30)

FFO	$287,006	$(47,258)	$380,487	$(52,671)
Less: FFO attributable to noncontrolling interests	-	-	-	-
FFO attributable to Company's common shares	$287,006	$(47,258)	$380,487	$(52,671)
FFO per common share, basic and diluted	$0.20	$(0.78)	$0.33	$(1.30)

MFFO - IPA recommended format	$287,006	$(47,258)	$384,487	$(52,671)
Less: MFFO attributable to noncontrolling interests	-	-	-	-
MFFO attributable to Company's common shares	$287,006	$(47,258)	$384,487	$(52,671)

Weighted average number of common shares outstanding, basic and diluted	1,409,936	60,830	1,139,159	40,528

(1)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

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

	Year to Date June 30, 2016		Three Months Ended June 30, 2016		Three Months Ended March 31, 2016
Distribution period:		Percentage of Distributions	Q2 2016	Percentage of Distributions	Q1 2016	Percentage of Distributions
Date distribution declared			May 12, 2016		October 28, 2015, March 11, 2016

Date distribution paid			May 14, 2016, June 15, 2016, & July 15, 2016		February 16, 2016, March 15, 2016, & April 15, 2016

Distributions paid	$382,430		$250,216		$132,214
Distributions reinvested	64,067		27,019		37,048
Total Distributions	$446,497		$277,235		$169,262

Source of distributions:
Cash flows provided by operations	$341,266	76%	$250,216	90%	$65,948	39%
Offering proceeds	41,164	9%	-	-	66,266	39%
Proceeds from issuance of common stock through DRIP	64,067	14%	27,019	10%	37,048	22%
Total Sources	$446,497	99%	$277,235	100%	$169,262	100%

Cash flows provided by operations (GAAP basis)	$341,266		$275,318		$65,948

Number of shares of common stock issued pursuant to the Company's DRIP
	7,013		3,113		3,900

The table below presents our cumulative FFO and distributions declared:

For the period September 9, 2014
(date of inception) through
June 30, 2016

FFO	$266,663
Distributions declared	$633,550

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the quarter ended June 30, 2016, there were no such material developments.

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

On September 12, 2014, the Company sold 20,000 Common Shares to the Advisor for $10.00 per share.

The Company’s registration statement on Form S-11 (File No. 333-200464), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock at a price for an initial offering price of $10.00 per share, subject to certain volume discounts (the “Primary Offering”) (exclusive of 10,000,000 shares which are available pursuant to its distribution reinvestment plan (the “DRIP”) which are offered a discounted price equivalent to 95% of the Primary Offering price per Common Share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on February 26, 2015. On June 30, 2016, the Company adjusted its offering price to $9.14 per Common Share in its Primary Offering, which was equal to the Company’s estimated net asset value (“NAV”) per Common Share as of March 31, 2016, and effective July 25, 2016, the Company’s offering price was adjusted to $10.00 per Common Share in its Primary Offering, which is equal to the estimated NAV per Common Share as of June 30, 2016. As of June 30, 2016, we had received gross proceeds of $14.4 million from the sale of 1.5 million shares of our common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in our Sponsor).

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

On March 18, 2016, the Company and its Sponsor entered into a subordinated unsecured loan agreement (the “Subordinated Agreement”) pursuant to which the Sponsor has committed to make a significant investment in the Company of up to $36.0 million, which is equivalent to 12.0% of the $300.0 million maximum offering amount of Common Shares. Specifically, the Subordinated Agreement with the Sponsor provides for quarterly draws or advances in an amount equal to the product of (i) $10.00 minus the then-current estimated NAV per share, multiplied by (ii) the number of Common Shares outstanding.

The Subordinated Agreement with the Sponsor will continue until the earlier of: (i) the termination of the Company’s initial public offering; (ii) advances under the Subordinated Agreement are equal to an aggregate of $36.0 million; and (iii) the Company receives gross offering proceeds of $300.0 million.

Through June 30, 2016, the Sponsor had advanced an aggregate of approximately $5.7 million under the Subordinated Agreement, which is classified as a component of Stockholders’ Equity on the balance sheets.

We will utilize a portion of our public offering proceeds towards funding the dealer manager fees, selling commissions and organization and other offering costs.

Below is a summary of the expenses we have incurred in connection with the issuance and distribution of the registered securities since inception:

Type of Expense Amount
Selling commissions and dealer manager fees	$950,166
Other expenses incurred	2,857,227
Total offering costs incurred from inception through June 30, 2016	$3,807,393

Cumulatively through June 30, 2016, we have used the net offering proceeds of $16.3 million (including aggregate advances from our Sponsor of $5.7 million under the Subordinated Agreement), after deduction of offering expenses paid since inception of $3.8 million, as follows:

(Dollars in thousands)
Cash	$512,321
Cash distributions not funded by operations	231,072
Investment in related party	15,900,000
Other uses (primarily timing of payables)	(304,020)

Total uses	$16,339,373

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Real Estate Income Trust Inc. on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 15, 2016, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Date: August 15, 2016	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2016	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and
Accounting Officer)