Form 10-Q/A
period 2016-03-31
Lightstone Real Estate Income Trust Inc.
filed 2016-11-21
CIK 1619312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Yes  ☐  No ☑

As of Novemeber 7, 2016, there were 5.3 million outstanding shares of common stock of Lightstone Real Estate Income Trust Inc.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 as originally filed with the Securities and Exchange Commission on May 16, 2016 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I, “Controls and Procedures,” and (iv) Item 6 of Part II, “Exhibits”, and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

We have determined that our previously reported results for the quarter ended  March 31, 2016 erroneously classified aggregate advances made under the subordinated agreement with our sponsor of $3,109,013 as a component of stockholders’ equity rather than a liability on our balance sheet as of March 31, 2016.

The balance sheet as of March 31, 2016 included in this Form 10-Q/A has been restated to reclassify the $3,109,013 of aggregate advances from a component of stockholders’ equity to liabilities.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited) (Restated)
Assets

Investment in related party	$6,100,000	$4,000,000
Cash	4,219,688	1,213,014
Prepaid expenses	6,265	434

Total Assets	$10,325,953	$5,213,448

Liabilities and Stockholders' Equity

Accounts payable and other accrued expenses	$330,898	$171,105
Due to related parties	14,353	865,436
Distributions payable	64,278	46,170
Subordinated advances - related party	3,109,013	-

Total liabilities	3,518,542	1,082,711

Commitments and Contingencies

Stockholders' Equity:
Company's stockholders' equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized, 1,084,525 and 723,975 shares issued and outstanding, respectively	10,845	7,240
Additional paid-in-capital	7,273,224	4,425,374
Subscription receivable	(100,000)	(1,000)
Accumulated deficit	(376,658)	(300,877)
Total Stockholders' Equity	6,807,411	4,130,737
Total Liabilities and Stockholders' Equity	$10,325,953	$5,213,448

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

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited) (Restated)

			Additional
	Common		Paid-In	Subscription	Accumulated	Total
	Shares	Amount	Capital	Receivable	Deficit	Equity

BALANCE, December 31, 2015	723,975	$7,240	$4,425,374	$(1,000)	$(300,877)	$4,130,737

Net income	-	-	-	-	93,481	93,481
Distributions declared	-	-	-	-	(169,262)	(169,262)
Proceeds from offering	357,498	3,574	3,544,771	(99,000)	-	3,449,345
Shares issued from distribution reinvestment program	3,052	31	28,958	-	-	28,989
Selling commissions and dealer manager fees	-	-	(330,063)	-	-	(330,063)
Other offering costs	-	-	(395,816)	-	-	(395,816)

BALANCE, March 31, 2016	1,084,525	$10,845	$7,273,224	$(100,000)	$(376,658)	$6,807,411

The accompanying notes are an integral part of these financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$93,481	$(5,413)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Changes in assets and liabilities:
Increase in prepaid expenses	(5,831)	-
Increase in accounts payable and other accrued expenses	17,203	5,333
Increase in due to related parties	(38,905)	(33,260)
Net cash provided by/(used in) operating activities	65,948	(33,340)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in related party	(2,100,000)	-

Cash used in investing activities	(2,100,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,449,345	-
Proceeds from subordinated advances - related party	3,109,013	-
Payment of commissions and offering costs	(1,395,467)	-
Distributions paid to Company's common stockholders	(122,165)	-

Net cash provided by financing activities	5,040,726	-

Net change in cash	3,006,674	(33,340)
Cash, beginning of year	1,213,014	200,000
Cash, end of period	$4,219,688	$166,660

Supplemental disclosure of cash flow information:
Distributions declared, but not paid	$64,278	$-
Commissions and other offering costs accrued but not paid	$297,940	$-
Subscription receivable	$99,000	$-
Value of shares issued from distribution reinvestment program	$28,989	$-

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

Restatement

As of March 31, 2016, the aggregate outstanding advances under a subordinated agreement of approximately $3.1 million were erroneously classified as “Residual equity interest” and included as a component of equity on the Company’s balance sheet. The Company has reclassified the aggregate outstanding advances under the subordinated agreement to “Subordinated advances – related party” which are classified as a liability on the balance sheet. There were no outstanding advances under the subordinated agreement as of December 31, 2015 that would have required any reclassification. The table below shows the effect of the balance sheet classification error on total liabilities and total stockholders' equity as of March 31, 2016. The restatement had no effect on the results of operations or cash flows for the three months ended March 31, 2016.(see Note 4 for additional information regarding the subordinated agreement)

	As of March 31, 2016
	As Reported	As Restated

Total Assets	$10,325,953	$10,325,953

Total Liabilities	$409,529	$3,518,542

Total Stockholders' Equity	$9,916,424	$6,807,411

Total Liabilities and Stockholders' Equity	$10,325,953	$10,325,953

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

The Company made an initial contribution of $4.0 million during the fourth quarter of 2015 and an additional contribution of $2.1 million during the first quarter of 2016. As of March 31, 2016 and December 31, 2015, the 105-109 W. 28th Street Preferred Investment had an outstanding balance of $6.1 million and $4.0 million, which is classified in investment in related party on the balance sheets. The fair value of this investment is not practical to estimate due to the related party nature of the underlying transaction. As of March 31, 2016, an aggregate of $13.9 million of additional contributions were unfunded related to the 105-109 W. 28th Street Preferred Investment. The Company has funded contributions to date using proceeds from its Offering and draws under the Subordinated Agreement and intends to continue to fulfill its obligation to make further contributions using proceeds from these sources. During the three months ended March 31, 2016, the Company recorded $155,133 of investment income related to the 105-109 W. 28th Street Preferred Investment. The Company’s Advisor elected to waive the acquisition fee associated with this transaction.

Subordinated Agreement

On March 18, 2016, the Company and its Sponsor entered into a subordinated unsecured loan agreement (the “Subordinated Agreement”) pursuant to which the Sponsor has committed to make a significant investment in the Company of up to $36.0 million, which is equivalent to 12.0% of the $300.0 million maximum offering amount of Common Shares. Specifically, the Subordinated Agreement with the Sponsor provides for quarterly draws or advances (the “Subordinated Advances”) in an amount equal to the product of (i) $10.00 minus the Company’s then-current estimated NAV per share, multiplied by (ii) the number of Common Shares outstanding. The advances under the Subordinated Agreement will be used to increase the cash available for investment in real estate-related investments. The outstanding advances under the Subordinated Agreement will bear interest at a rate of 1.48%, which was equal to the mid-term applicable U.S. federal rate as of March 2016. Interest will retroactively accrue on the outstanding advances under the Subordinated Agreement back to the date of each quarterly draw, but no interest or outstanding advances will be due and payable to the Sponsor until holders of the Company’s Common Shares have received liquidation distributions equal to their respective net investments (defined as $10.00 per Common Share) plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments.

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

The Subordinated Advances and its related interest are subordinate to all of the Company’s obligations as well as to the holders of its Common Shares in an amount equal to the shareholder’s net investment plus a cumulative, pre-tax, non-compounded annual return of 8.0% and only potentially payable in the event of a liquidation of the Company.

During the first quarter of 2016, the Sponsor commenced making advances under the Subordinated Agreement and as of March 31, 2016 an aggregate of $3,109,013 of Subordinated Advances had been funded which are classified as a liability on the balance sheet.

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

Subordinated Agreement

On March 18, 2016, the Company and its Sponsor entered into a subordinated unsecured loan agreement (the “Subordinated Agreement”) pursuant to which the Sponsor has committed to make a significant investment in the Company of up to $36.0 million, which is equivalent to 12.0% of the $300.0 million maximum offering amount of Common Shares. Specifically, the Subordinated Agreement with the Sponsor provides for quarterly draws or advances (the “Subordinated Advances”) in an amount equal to the product of (i) $10.00 minus the Company’s then-current estimated NAV per share, multiplied by (ii) the number of Common Shares outstanding. The advances under the Subordinated Agreement will be used to increase the cash available for investment in real estate-related investments. The outstanding advances under the Subordinated Agreement will bear interest at a rate of 1.48%, which was equal to the mid-term applicable U.S. federal rate as of March 2016. Interest will retroactively accrue on the outstanding advances under the Subordinated Agreement back to the date of each quarterly draw, but no interest or outstanding advances will be due and payable to the Sponsor until holders of the Company’s Common Shares have received liquidation distributions equal to their respective net investments (defined as $10.00 per Common Share) plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments.

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

The Subordinated Advances and its related interest are subordinate to all of the Company’s obligations as well as to the holders of its Common Shares in an amount equal to the shareholder’s net investment plus a cumulative, pre-tax, non-compounded annual return of 8.0% and only potentially payable in the event of a liquidation of the Company.

During the first quarter of 2016, the Sponsor commenced making advances under the Subordinated Agreement and as of March 31, 2016 an aggregate of $3,109,013 of Subordinated Advances had been funded which are classified as a liability on the balance sheet.

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

Financial Condition, Liquidity and Capital Resources

For the three months ended March 31, 2016 our primary source of funds were $3.4 million of proceeds from our sale of shares of common stock under our Offering and $3.1 million of Subordinated Advances draws from our Sponsor.

Our future sources of funds will primarily consist of (i) proceeds from our sale of shares of common stock under our Offering, (ii) cash flows from our operations, (iii) proceeds from Subordinated Advances draws and (iv) our DRIP. We currently believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

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

Financing activities

The net cash provided by financing activities of $5.0 million principally consists of proceeds from the issuance of our common stock of $3.4 million and funding under the Subordinated Agreement of $3.1 million; partially offset by the payment of selling commissions, dealer manager fees and other offering costs of approximately $1.4 and distributions of $0.1 million to common stockholders.

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

105-109 W. 28th Street Preferred Investment

On November 25, 2015, we entered into an agreement with various related party entities that provides for aggregate preferred equity contributions (the “105-109 W. 28th Street Preferred Investment”) of up to $20.0 million in various affiliates of our Sponsor which owns a parcel of land located at 105-109 W. 28thStreet, New York, NY at which they intend to develop a 343-room Marriott Moxy hotel. The 105-109 W. 28th Street Preferred Investment will be made pursuant to an instrument that is entitled to monthly preferred distributions at a rate of 12% per annum and is redeemable by us at the earlier of (i) the date that is two years from the date of the Company’s final contribution or (ii) the third anniversary of 105-109 W. 28th Street Preferred Investment. We made an initial contribution of $4.0 million during the fourth quarter of 2015 and an additional contribution of $2.1 million during the first quarter of 2016. As of March 31, 2016 the 105-109 W. 28th Street Preferred Investment had an outstanding balance of $6.1 million, which is classified in investment in related party on the balance sheets. The fair value of this investment is not practical to estimate due to the related party nature of the underlying transaction. As of March 31, 2016, an aggregate of $13.9 million of additional contributions were unfunded related to the 105-109 W. 28th Street Preferred Investment. We have funded contributions to date using proceeds from our Offering and draws under the Subordinated Agreement and intend to continue to fulfill our obligation to make further contributions using proceeds from these sources.

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

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at March 31, 2016, June 30, 2016 and September 30, 2016, our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act, and our disclosure controls and procedures were also not effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

As we describe below, we have implemented a process to remediate the material weakness in internal control over financial reporting that we identified as of March 31, 2016, June 30, 2016 and September 30, 2016. There were no other material changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

In connection with our management’s assessment of our internal control over financial reporting as of March 31, 2016, June 30, 2016 and September 30, 2016, we identified a material weakness in our internal control over financial reporting pertaining to our accounting for a significant and unusual transaction related to advances made under a subordinated agreement which we entered into with our sponsor on March 18, 2016. Our control activities were not designed appropriately to ensure that our related accounting conclusions were sufficiently documented and reviewed for compliance with U.S. generally accepted accounting principles (“GAAP”) with respect to the application of GAAP to this complex instrument which included characteristics of both debt and equity. The material weakness resulted in a balance sheet misclassification error as of March 31, 2016 and June 30, 2016 and an under-accrual of interest expense of $11,649 within our statements of operations for the three and six months ended June 30, 2016. As a result, we have restated our financial statements for the quarterly periods ended March 31, 2016 and June 30, 2016. Additionally, prior to the issuance of our consolidated financial statements for the quarterly period ended September 30, 2016, we have corrected the balance sheet misclassification error as of September 30, 2016 and properly accrued interest expense within our consolidated statements of operations for the three and nine months ended September 30, 2016.

Management has undertaken steps to enhance and revise the design of our controls and procedures over our accounting for instruments which have the characteristics of both debt and equity. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2016.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Real Estate Income Trust Inc. on Form 10-Q/A for the quarter ended March 31, 2016, filed with the SEC on November 21, 2016, formatted in XBRL includes: (1) Balance Sheets, (2) Statements of Operations, (3) Statements of Stockholders’ Equity, (4) Statements of Cash Flows, and (5) the Notes to the Financial Statement.

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Date: November 21, 2016	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 21, 2016	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

