Form 10-Q
period 2016-09-30
Lightstone Real Estate Income Trust Inc.
filed 2016-11-21
CIK 1619312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes  ☐  No ☑

As of November 7, 2016, there were 5.3 million outstanding shares of common stock of Lightstone Real Estate Income Trust Inc.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets

Investment in related party	$22,194,001	$4,000,000
Cash	23,407,820	1,213,014
Deposit and other assets	3,418,768	434

Total Assets	$49,020,589	$5,213,448

Liabilities and Stockholders' Equity

Accounts payable and other accrued expenses	$383,488	$171,105
Due to related parties	1,536	865,436
Distributions payable	301,454	46,170
Subordinated advances - related party	10,464,800	-

Total liabilities	11,151,278	1,082,711

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized, 4,782,791 and 723,975 shares issued and outstanding, respectively	47,828	7,240
Additional paid-in-capital	38,494,302	4,425,374
Subscription receivable	(40,000)	(1,000)
Accumulated deficit	(632,819)	(300,877)

Total Stockholders' Equity	37,869,311	4,130,737

Total Liabilities and Stockholders' Equity	$49,020,589	$5,213,448

The accompanying notes are an integral part of these financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Investment income	$600,366	$-	$1,103,133	$-

Expenses:
General and administrative costs	85,273	45,678	207,553	98,349
Interest expense	21,138	-	32,787	-

Total expenses	106,411	45,678	240,340	98,349

Net income/(loss)	$493,955	$(45,678)	$862,793	$(98,349)

Net income/(loss) per common share, basic and diluted	$0.13	$(0.14)	$0.43	$(0.73)

Weighted average number of common shares outstanding, basic and diluted	3,730,626	321,539	2,009,286	135,227

The accompanying notes are an integral part of these financial statements.

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-In	Subscription	Accumulated	Total
	Shares	Amount	Capital	Receivable	Deficit	Equity

BALANCE, December 31, 2015	723,975	$7,240	$4,425,374	$(1,000)	$(300,877)	$4,130,737

Net income	-	-	-	-	862,793	862,793
Distributions declared	-	-	-	-	(1,194,735)	(1,194,735)
Proceeds from offering	4,035,890	40,359	37,948,708	(39,000)	-	37,950,067
Shares issued from distribution reinvestment program	22,926	229	215,019	-	-	215,248
Selling commissions and dealer manager fees	-	-	(3,444,017)	-	-	(3,444,017)
Other offering costs	-	-	(650,782)	-	-	(650,782)

BALANCE, September 30, 2016	4,782,791	$47,828	$38,494,302	$(40,000)	$(632,819)	$37,869,311

The accompanying notes are an integral part of these financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$862,793	$(98,349)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(5,834)	-
Increase in accounts payable and other accrued expenses	4,969	20,022
Interest payable - subordinated advances	32,787	-
(Decrease)/increase in due to related parties	(37,774)	38,813

Net cash provided by/(used in) operating activities	856,941	(39,514)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in related party	(18,194,001)	-
Deposit on real estate investment	(3,412,500)	-

Cash used in investing activities	(21,606,501)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	37,950,067	3,514,850
Proceeds from subordinated advances - related party	10,432,013	-
Payment of commissions and offering costs	(4,713,533)	(784,012)
Distributions paid to common stockholders	(724,181)	-

Net cash provided by financing activities	42,944,366	2,730,838

Net change in cash	22,194,806	2,691,324
Cash, beginning of year	1,213,014	200,000
Cash, end of period	$23,407,820	$2,891,324

Supplemental disclosure of cash flow information:
Distributions declared, but not paid	$301,454	$-
Commissions and other offering costs accrued but not paid	$352,045	$1,199,793
Subscription receivable	$39,000	$358,500
Value of shares issued from distribution reinvestment program	$215,248	$-

The accompanying notes are an integral part of these financial statements.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

1.	Organization

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

Lightstone Income Trust, together with its wholly owned subsidiary, the REIT Cove LLC (the “Subsidiary”) (see Note 5), is collectively referred to as the ‘‘Company’’ and the use of ‘‘we,’’ ‘‘our,’’ ‘‘us’’ or similar pronouns refers to Lightstone Income Trust or the Company as required by the context in which any such pronoun is used.

The Company’s registration statement on Form S-11 (the “Offering”), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock, par value $0.01 per share (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for an initial offering price of $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment program (the ‘‘DRIP’’) which are offered at a discounted price equivalent to 95% of the Primary Offering Price per Common Share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on February 26, 2015. On June 30, 2016, the Company adjusted its offering price to $9.14 per Common Share in its Primary Offering, which was equal to the Company’s estimated net asset value (“NAV”) per Common Share as of March 31, 2016, and effective July 25, 2016, the Company’s offering price was adjusted to $10.00 per Common Share in its Primary Offering, which is equal to the estimated NAV per Common Share as of June 30, 2016. As of September 30, 2016, we had received gross proceeds of $44.7 million from the sale of 4.8 million shares of our common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor). The Company intends to sell shares of its common stock under the Offering until the earlier of the date on which all the shares are sold, or February 26, 2017, two years from the date the Offering was declared effective by the SEC. The Company reserves the right to reallocate the shares of common stock it is offering between the Primary Offering and the DRIP. Additionally, the Offering may be terminated at any time.

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

2.	Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the periods presented. The accompanying unaudited consolidated financial statements of the Lightstone Income Trust and Subsidiary have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone Income Trust and Subsidiary (over which the Company exercises financial and operating control). All inter-company accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.

New Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which provides guidance on the classification of certain cash receipts and cash payments in the statement of cash flows, including those related to debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, and distributions received from equity method investees.  This guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years.  The guidance must be adopted on a retrospective basis and must be applied to all periods presented, but may be applied prospectively if retrospective application would be impracticable.  We are currently evaluating the impact, if any, that the adoption of this guidance will have on its consolidated statement of cash flows.

In June 2016, the FASB issued an accounting standards update which replaces the incurred loss impairment methodology current in use with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company is currently evaluating the effect that the new guidance will have on its consolidated financial statements and disclosures.

In January 2016, the FASB issued an accounting standards update that eliminates the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet and is effective for periods beginning after December 15, 2017 and early adoption is not permitted. This guidance will not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued an accounting standards update that provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows relating to customer contracts.  Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard.  This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  The Company does not expect the adoption of this standard to have a material impact on its financial position, results of operations or cash flows.

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

Distributions

Distribution Declaration

On November 14, 2016, the Board of Directors authorized and the Company declared a distribution for each month during the three-month period ending March 31, 2017. The distributions will be calculated based on shareholders of record at a rate of $0.002191781 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 8.0% annualized rate based on a share price of $10.00 payable on or about the 15th day following each month end to stockholders of record at the close of business on the last day of the prior month. The Company’s stockholders have an option to elect the receipt of Common Shares under the Company’s DRIP.

Distribution Payments

On August 14, 2016, September 15, 2016 and October 14, 2016, the Company paid distributions for the months ended July 31, 2016, August 31, 2016 and September 30, 2016, respectively, totaling $748,238. The distributions were paid in full using a combination of cash and 25,371 shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $9.50 per share. The distributions were paid from a combination of cash flows provided by operations ($507,217 or 68%) and excess cash proceeds from the issuance of common stock through the Company’s DRIP ($241,022 or 32%).

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Selling commissions and dealer manager fees	$2,752,667	$106,027	$3,444,017	$118,402
Other offering costs	$(96,486)	$286,173	$650,782	$1,865,403

Since the Company’s inception through September 30, 2016, it has incurred approximately $3.7 million in selling commissions and dealer manager fees and $2.8 million of other offering costs in connection with the public offering of shares of its common stock.

5.	Related Party Transaction and Other Arrangements

In addition to certain agreements with the Sponsor and Dealer Manager (see Note 4), the Company has agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities. Furthermore, the Advisor has and is expected to continue to advance certain organization and offering costs on behalf of the Company to the extent the Company does not have sufficient funds to pay such costs. As of December 31, 2015, the Company owed the Advisor and its affiliated entities an aggregate of $865,436, which was principally for commissions and offering costs paid on its behalf, and is classified as due to related parties on the balance sheet. During the nine months ended September 30, 2016, the Company was (i) charged $41,579 for certain services and costs paid on its behalf, including $36,298 of offering-related costs that were recorded as a reduction to additional paid in capital, and (ii) made payments totaling $905,479 and as a result, the amount due to related parties on the balance sheet was $1,536 as of September 30, 2016.

Cove Transaction

On September 29, 2016, the Company, through its wholly owned subsidiary, REIT Cove LLC, LSG Cove LLC, an affiliate of the Company’s Sponsor and a related party, and Maximus Cove Investor LLC, an unrelated third party (collectively, the “Buyer”), entered into an agreement of sale and purchase (the “Cove Transaction”) with an unrelated third party, RP Cove, L.L.C (the “Seller”), pursuant to which the Buyer will acquire the Seller’s membership interest in the Cove at Tiburon, a 281-unit, luxury waterfront multifamily rental property located in Tiburon, California, for approximately $255.0 million. Upon entering into the Cove Transaction, the Buyer made a nonrefundable deposit of approximately $7.5 million, of which the Company’s share was approximately $3.4 million which is included in deposits and other assets on the consolidated balance sheet as of September 30, 2016. The Cove Transaction is currently expected to close during the first quarter of 2017.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

105-109 W. 28th Street Preferred Investment

On November 25, 2015, the Company entered into an agreement (the “Moxy Transaction”) with various related party entities that provides for the Company to make aggregate preferred equity contributions (the “105-109 W. 28th Street Preferred Investment”) of up to $20.0 million in various affiliates of its Sponsor (the “Developer”) which owns a parcel of land located at 105-109 W. 28thStreet, New York, NY at which they intend to develop a 343-room Marriott Moxy hotel. The 105-109 W. 28th Street Preferred Investment is made pursuant to an instrument that entitles the Company to monthly preferred distributions at a rate of 12% per annum and was redeemable by the Company at the earlier of (i) the date that is two years from the date of the Company’s final contribution or (ii) the third anniversary of 105-109 W. 28th Street Preferred Investment. The Company may also request redemption or a restructuring of the agreement prior to the acceptance of any construction financing. On June 30, 2016, the Company and the Developer amended the Moxy Transaction so that the Company’s contributions would become redeemable on the fifth anniversary of the Moxy Transaction. The 105-109 W. 28th Street Preferred Investment is classified as a held-to-maturity security and recorded at cost.

On August 30, 2016, the Company and the Developer amended the Moxy Transaction so that Company’s total aggregate contributions under the 105-109 W. 28th Street Preferred Investment would increase by $17.0 million to $37.0 million.

The Company made an initial contribution of $4.0 million during the fourth quarter of 2015 and additional contributions of $18.2 million during the nine months ended September 30, 2016. As of September 30, 2016 and December 31, 2015, the 105-109 W. 28th Street Preferred Investment had an outstanding balance of $22.2 million and $4.0 million, respectively, which is classified in investment in related party on the consolidated balance sheets. As of September 30, 2016, an aggregate of $14.8 million of additional contributions were unfunded related to the 105-109 W. 28th Street Preferred Investment. The Company has funded contributions using proceeds from its Offering and draws under the Subordinated Agreement. During the three and nine months ended September 30, 2016, the Company recorded $600,366 and $1,103,133 of investment income related to the 105-109 W. 28th Street Preferred Investment. The Company’s Advisor elected to waive the acquisition fee associated with this transaction.

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

During the first quarter of 2016, the Sponsor commenced making advances under the Subordinated Agreement and as of September 30, 2016 an aggregate of approximately $10.4 million of Subordinated Advances had been funded, which along with the related accrued interest of $32,787, are classified as a liability on the consolidated balance sheet.

6.	Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Lightstone Real Estate Income Trust Inc. and Subsidiary (‘‘Lightstone Income Trust’’), and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Lightstone Real Estate Income Trust Inc., a Maryland corporation, and its subsidiary.

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

Overview

Lightstone Income Trust, together with its subsidiary, is collectively referred to as the ‘‘Company’’ and the use of ‘‘we,’’ ‘‘our,’’ ‘‘us’’ or similar pronouns refers to Lightstone Income Trust or the Company as required by the context in which any such pronoun is used.

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

As of September 30, 2016, we had received gross proceeds of $44.7 million from the sale of 4.8 million shares of our common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor).

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

During the first quarter of 2016, the Sponsor commenced making advances under the Subordinated Agreement and as of September 30, 2016 an aggregate of approximately $10.4 million of Subordinated Advances had been funded, which along with the related accrued interest of $32,787, is classified as a liability on the consolidated balance sheets.

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

Results of Operations

We were incorporated in the State of Maryland on September 9, 2014 and broke escrow on June 12, 2015. During the fourth quarter of 2015 we made our first real estate-related investment, the 105-109 W. 28th Street Preferred Investment (see Note 5 of the Notes to Consolidated Financial Statements). Prior to making our first real estate-related investment, we did not have any significant results of operations other than certain general and administrative costs.

For the Three Months Ended September 30, 2016

 Investment income

Investment income, which was attributable to the 105-109 W. 28th Street Preferred Investment, was $600,366 for the three months ended September 30, 2016.

General and administrative expenses

General and administrative expense increased by $39,595 to $85,273 during the three months ended September 30, 2016 compared to $45,678 for the same period in 2015. The increase reflects higher board of directors’ fees and an increase in accounting, legal and corporate filing fees.

Interest Expense

Interest expense, which was attributable to the Subordinated Advances – related party, was $21,138 for the three months ended September 30, 2016.

For the Nine Months Ended September 30, 2016

 Investment income

Investment income, which was attributable to the 105-109 W. 28th Street Preferred Investment, was $1,103,133 for the nine months ended September 30, 2016.

General and administrative expenses

General and administrative expense increased by $109,204 to $207,553 during the nine months ended September 30, 2016 compared to $98,349 for the same period in 2015. The increase reflects higher board of directors’ fees in the 2016 period and an increase in accounting, legal and corporate filing fees in the 2016 period.

Interest Expense

Interest expense, which was attributable to the Subordinated Advances – related party, was $32,787 for the nine months ended September 30, 2016.

Financial Condition, Liquidity and Capital Resources

For the nine months ended September 30, 2016 our primary source of funds were approximately $33.2 million of net proceeds from the sale of shares of common stock under our Offering and approximately $10.4 million of Subordinated Advances funded by our Sponsor.

Our future sources of funds will primarily consist of (i) proceeds from our sale of shares of common stock under our Offering, (ii) cash flows from our operations, (iii) proceeds from Subordinated Advances and (iv) our DRIP. We currently believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Selling commissions and dealer manager fees	$2,752,667	$106,027	$3,444,017	$118,402
Other offering costs	$(96,486)	$286,173	$650,782	$1,865,403

We have agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities. Furthermore, the Advisor has and is expected to continue to advance certain organization and offering costs on our behalf to the extent we do not have sufficient funds to pay such costs. As of December 31, 2015, we owed the Advisor and its affiliated entities an aggregate of $865,436, which was principally for organization and offering costs paid on our behalf, and is classified as due to related parties on the balance sheet. During the nine months ended September 30, 2016, we were (i) charged $41,579 for certain services and costs paid on our behalf, including $36,298 of offering-related costs that were recorded as a reduction to additional paid in capital, and (ii) made payments totaling $905,479 and as a result, the amount due to related parties on the consolidated balance sheet was $1,536 as of September 30, 2016.

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

Summary of Cash Flows

The following summary discussion of our cash flows is based on the statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015

Cash flows provided by/(used) in operating activities	$856,941	$(39,514)
Cash flows used in investing activities	(21,606,501)	-
Cash flows provided by financing activities	42,944,366	2,730,838
Net change in cash and cash equivalents	22,194,806	2,691,324
Cash and cash equivalents, beginning of the year	1,213,014	200,000
Cash and cash equivalents, end of the period	$23,407,820	$2,891,324

Operating activities

The net cash provided by operating activities of $856,941 during the 2016 period primarily related to our net income of $862,793 offset by changes in assets and liabilities of $5,852.

Investing activities

The cash used in investing activities of $21.6 million during the 2016 period consisted of contributions of $18.2 million to the 105-109 W. 28th Street Preferred Investment and a payment of approximately $3.4 million representing our share of a nonrefundable deposit made for an acquisition expected to close in the first quarter of 2017 (see Note 5 of the Notes to Consolidated Financial Statements).

Financing activities

The net cash provided by financing activities of $42.9 million during the 2016 period principally consists of proceeds from the issuance of our common stock of $38.0 million and Subordinated Advances of $10.4 million; partially offset by the payment of selling commissions, dealer manager fees and other offering costs of approximately $4.7 and distributions of $0.7 million to common stockholders.

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

DRIP and Share Repurchase Program

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. The offering provides for 10.0 million shares available for issuance under our DRIP which are offered at a discounted price equivalent to 95% of our Primary Offering price per Common Share. Through September 30, 2016, approximately 24,500 shares of common stock had been issued under our DRIP and approximately 10.0 million shares remain available for issuance.

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions.

As of September 30, 2016 no shares have been repurchased under our share repurchase program.

Our Board of Directors reserves the right to terminate either program for any reason without cause by providing written notice of termination of the DRIP to all participants or written notice of termination of the share repurchase program to all stockholders.

105-109 W. 28th Street Preferred Investment

On November 25, 2015, we entered into an agreement (the “Moxy Transaction”) with various related party entities that provides for aggregate preferred equity contributions (the “105-109 W. 28th Street Preferred Investment”) of up to $20.0 million in various affiliates of our Sponsor (the “Developer”) which owns a parcel of land located at 105-109 W. 28thStreet, New York, NY at which they intend to develop a 343-room Marriott Moxy hotel. The 105-109 W. 28th Street Preferred Investment is made pursuant to an instrument that is entitled to monthly preferred distributions at a rate of 12% per annum and was redeemable by us at the earlier of (i) the date that is two years from the date of the Company’s final contribution or (ii) the third anniversary of 105-109 W. 28th Street Preferred Investment. On June 30, 2016, we amended the Moxy Transaction with the Developer so our contributions would become redeemable on the fifth anniversary of the Moxy Transaction and on August 30, 2016, we amended the Moxy Transaction so that Company’s total aggregate contributions under the 105-109 W. 28th Street Preferred Investment would increase by $17.0 million to $37.0 million.

We made an initial contribution of $4.0 million during the fourth quarter of 2015 and additional contributions of $18.2 million during the nine months ended September 30, 2016. As of September 30, 2016 the 105-109 W. 28th Street Preferred Investment had an outstanding balance of $22.2 million, which is classified in investment in related party on the consolidated balance sheets. The fair value of this investment is not practical to estimate due to the related party nature of the underlying transaction. As of September 30, 2016, an aggregate of $14.8 million of additional contributions were unfunded related to the 105-109 W. 28th Street Preferred Investment.

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

The following table presents a reconciliation of FFO and MFFO to net income /(loss):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income/(loss)	$493,955	$(45,678)	$862,793	$(98,349)
FFO adjustments:
None	-	-	-	-
FFO	493,955	(45,678)	862,793	(98,349)
MFFO adjustments:

Other adjustments:
Acquisition and other transaction related costs expensed	-	-	4,000	-
MFFO	493,955	(45,678)	866,793	(98,349)
Straight-line rent(1)	-	-	-	-
MFFO - IPA recommended format	$493,955	$(45,678)	$866,793	$(98,349)

Net income/(loss)	$493,955	$(45,678)	$862,793	$(98,349)
Less: net (income)/loss attributable to noncontrolling interests	-	-	-	-
Net income/(loss) applicable to Company's common shares	$493,955	$(45,678)	$862,793	$(98,349)
Net loss per common share, basic and diluted	$0.13	$(0.14)	$0.43	$(0.73)

FFO	$493,955	$(45,678)	$862,793	$(98,349)
Less: FFO attributable to noncontrolling interests	-	-	-	-
FFO attributable to Company's common shares	$493,955	$(45,678)	$862,793	$(98,349)
FFO per common share, basic and diluted	$0.13	$(0.14)	$0.43	$(0.73)

MFFO - IPA recommended format	$493,955	$(45,678)	$866,793	$(98,349)
Less: MFFO attributable to noncontrolling interests	-	-	-	-
MFFO attributable to Company's common shares	$493,955	$(45,678)	$866,793	$(98,349)

Weighted average number of common shares outstanding, basic and diluted	3,730,626	321,539	2,009,286	135,227

(1)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

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

	Year to Date September 30, 2016		Three Months Ended September 30, 2016		Three Months Ended June 30, 2016		Three Months Ended March 31, 2016
Distribution period:		Percentage of Distributions	Q3 2016	Percentage of Distributions	Q2 2016	Percentage of Distributions	Q1 2016	Percentage of Distributions

Date distribution declared			August 5, 2016		May 12, 2016		October 28, 2015, March 11, 2016

Date distribution paid			August 15, 2016 September 15, 2016 October 14, 2016		May 14, 2016, June 15, 2016, & July 15, 2016		February 16, 2016, March 15, 2016, & April 15, 2016

Distributions paid	$889,647		$507,217		$250,216		$132,214
Distributions reinvested	305,089		241,022		27,019		37,048
Total Distributions	$1,194,736		$748,239		$277,235		$169,262

Source of distributions:
Cash flows provided by operations	$856,941	72%	$507,217	68%	$250,216	90%	$65,948	39%
Offering proceeds	32,706	3%	-	-	-	-	66,266	39%
Proceeds from issuance of common stock through DRIP	305,089	26%	241,022	32%	27,019	10%	37,048	22%
Total Sources	$1,194,736	101%	$748,239	100%	$277,235	100%	$169,262	100%

Cash flows provided by operations (GAAP basis)	$856,941		$515,675		$275,318		$65,948

Number of shares of common stock issued pursuant to the Company's DRIP	32,384		25,371		3,113		3,900

The table below presents our cumulative FFO and distributions declared:

For the period September 9, 2014
(date of inception) through
September 30, 2016

FFO	$748,969
Distributions declared	$1,381,788

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been issued or adopted during 2016 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

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

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the quarter ended September 30, 2016, there were no such material developments.

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

On September 12, 2014, the Company sold 20,000 Common Shares to the Advisor for $10.00 per share.

The Company’s registration statement on Form S-11 (File No. 333-200464), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock at a price for an initial offering price of $10.00 per share, subject to certain volume discounts (the “Primary Offering”) (exclusive of 10,000,000 shares which are available pursuant to its distribution reinvestment plan (the “DRIP”) which are offered a discounted price equivalent to 95% of the Primary Offering price per Common Share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on February 26, 2015. On June 30, 2016, the Company adjusted its offering price to $9.14 per Common Share in its Primary Offering, which was equal to the Company’s estimated net asset value (“NAV”) per Common Share as of March 31, 2016, and effective July 25, 2016, the Company’s offering price was adjusted to $10.00 per Common Share in its Primary Offering, which is equal to the estimated NAV per Common Share as of June 30, 2016. As of September 30, 2016, we had received gross proceeds of $44.7 million from the sale of 4.8 million shares of our common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in our Sponsor).

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

During the first quarter of 2016, the Sponsor commenced making advances under the Subordinated Agreement and as of September 30, 2016 an aggregate of approximately $10.4 million of Subordinated Advances had been funded, which along with related accrued interest of $32,787, is classified as a liability on the consolidated balance sheet.

We will utilize a portion of our public offering proceeds towards funding the dealer manager fees, selling commissions and organization and other offering costs.

Below is a summary of the expenses we have incurred in connection with the issuance and distribution of the registered securities since inception:

Type of Expense Amount
Selling commissions and dealer manager fees	$3,702,833
Other expenses incurred	2,760,740
Total offering costs incurred from inception through September 30, 2016	$6,463,573

Cumulatively through September 30, 2016, we have used the net offering proceeds of $55.1 million (including aggregate advances from our Sponsor of $10.4 million under the Subordinated Agreement), after deduction of offering expenses paid since inception of $6.5 million, as follows:

Cash	$23,078,735
Cash distributions not funded by operations	231,072
Investment in related party	22,194,001
Deposit on Real Estate Investment	3,412,500
Other uses (primarily timing of payables)	(279,558)

Total uses	$48,636,750

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Real Estate Income Trust Inc. on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 21, 2016, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.

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

