Form 10-Q/A
period 2016-06-30
Lightstone Real Estate Income Trust Inc.
filed 2016-11-22
CIK 1619312

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 as originally filed with the Securities and Exchange Commission on August 15, 2016 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I, “Controls and Procedures,” and (iv) Item 6 of Part II, “Exhibits”, and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

We have determined that our previously reported results for the quarter ended June 30, 2016 erroneously classified aggregate advances made under the subordinated agreement with our sponsor of $5,682,013 as a component of stockholders’ equity rather than a liability on our balance sheet as of June 30, 2016 and our operating results did not reflect $11,649 of interest expense which should have been incurred on such advances during both the three and six months ended June 30, 2016.

The balance sheet as of June 30, 2016 included in this Form 10-Q/A has been restated to reclassify the $5,682,013 of aggregate advances from a component of stockholders’ equity to liabilities and to reflect the $11,649 of interest expense accrued on such advances and the statement of operations for the three and six months June 30, 2016 has been restated to record $11,649 of interest expense.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited) (Restated)
Assets

Investment in related party	$15,900,000	$4,000,000
Cash	512,321	1,213,014
Prepaid expenses	5,302	434

Total Assets	$16,417,623	$5,213,448

Liabilities and Stockholders' Equity

Accounts payable and other accrued expenses	$328,410	$171,105
Due to related parties	609	865,436
Distributions payable	98,101	46,170
Subordinated advances - related party	5,693,662	-

Total liabilities	6,120,782	1,082,711

Commitments and Contingencies

Stockholders' Equity:
Company's stockholders' equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized, 1,500,385 and 723,975 shares issued and outstanding, respectively	15,004	7,240
Additional paid-in-capital	10,660,373	4,425,374
Subscription receivable	-	(1,000)
Accumulated deficit	(378,536)	(300,877)
Total Stockholders' Equity	10,296,841	4,130,737
Total Liabilities and Stockholders' Equity	$16,417,623	$5,213,448

The accompanying notes are an integral part of these financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Restated)		(Restated)
Investment income	$347,634	$-	$502,767	$-

Expenses:
General and administrative costs	60,628	47,258	122,280	52,671
Interest expense	11,649	-	11,649	-

Total expenses	72,277	47,258	133,929	52,671

Net income/(loss)	$275,357	$(47,258)	$368,838	$(52,671)

Net income/(loss) per common shares, basic and diluted	$0.20	$(0.78)	$0.32	$(1.30)

Weighted average number of common shares outstanding, basic and diluted	1,409,636	60,830	1,139,159	40,528

The accompanying notes are an integral part of these financial statements.

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited) (Restated)

			Additional
	Common		Paid-In	Subscription	Accumulated	Total
	Shares	Amount	Capital	Receivable	Deficit	Equity

BALANCE, December 31, 2015	723,975	$7,240	$4,425,374	$(1,000)	$(300,877)	$4,130,737

Net income	-	-	-	-	368,838	368,838
Distributions declared	-	-	-	-	(446,497)	(446,497)
Proceeds from offering	771,740	7,717	7,629,301	1,000	-	7,638,018
Shares issued from distribution reinvestment program	4,670	47	44,316	-	-	44,363
Selling commissions and dealer manager fees	-	-	(691,350)	-	-	(691,350)
Other offering costs	-	-	(747,268)	-	-	(747,268)

BALANCE, June 30, 2016	1,500,385	$15,004	$10,660,373	$-	$(378,536)	$10,296,841

The accompanying notes are an integral part of these financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$368,838	$(52,671)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Changes in assets and liabilities:
Increase in prepaid expenses	(4,868)	-
Increase in accounts payable and other accrued expenses	4,348	8,425
Interest payable - subordinated advances	11,649	-
(Decrease)/increase in due to related parties	(38,701)	38,813
Net cash provided by/(used in) operating activities	341,266	(5,433)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in related party	(11,900,000)	-
Cash used in investing activities	(11,900,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	7,668,018	2,062,450
Proceeds from subordinated advances - related party	5,682,013	-
Payment of commissions and offering costs	(2,141,786)	(463,552)
Distributions paid to Company's common stockholders	(350,204)	-
Net cash provided by financing activities	10,858,041	1,598,898

Net change in cash	(700,693)	1,593,465
Cash, beginning of year	1,213,014	200,000
Cash, end of period	$512,321	$1,793,465

Supplemental disclosure of cash flow information:
Distributions declared, but not paid	$98,101	$-
Commissions and other offering costs accrued but not paid	$267,611	$1,128,053
Subscription receivable	$-	$62,000
Value of shares issued from distribution reinvestment program	$44,362	$-

The accompanying notes are an integral part of these financial statements.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Notes To Financial Statements

1.	Organization

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

Restatement

As of June 30, 2016, the aggregate outstanding advances under a subordinated agreement of approximately $5.7 million were erroneously classified as “Residual equity interest” and included as a component of equity on the Company’s balance sheet. The Company has reclassified the aggregate outstanding advances under the subordinated agreement to “Subordinated advances – related party” which are classified as a liability on the balance sheet. There were no outstanding advances under the subordinated agreement as of December 31, 2015 that would have required any reclassification. (see Note 4 for additional information regarding the subordinated agreement)

We also corrected an immaterial error related to the accrual of interest on the subordinated advances – related party in the amount of $11,649 for the three and six months ended June 30, 2016.  As a result, interest expenses for both the three and six months ended June 30, 2016 is $11,649.  This correction decreased earnings per share by $0.01 for the six months ended June 30, 2016.

The table below shows the effect of the balance sheet classification error on total liabilities and total stockholders' equity as of June 30, 2016.

	As of June 30, 2016
	As Reported	As Restated

Total Assets	$16,417,623	$16,417,623

Total Liabilities	$427,120	$6,120,782

Total Stockholders' Equity	$15,990,503	$10,296,841

Total Liabilities and Stockholders' Equity	$16,417,623	$16,417,623

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

During the first quarter of 2016, the Sponsor commenced making advances under the Subordinated Agreement and as of June 30, 2016 an aggregate of $5,682,013 of Subordinated Advances had been funded, which along with the related accrued interest of $11,649, are classified as a liability on the balance sheet.

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

During the first quarter of 2016, the Sponsor commenced making advances under the Subordinated Agreement and as of June 30, 2016 an aggregate of $5,682,013 of Subordinated Advances had been funded, which along with the related accrued interest of $11,649, are classified as a liability on the balance sheet.

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

Interest expense

Interest expense, which was attributable to the Subordinated Advances - related party, was $11,649 for the three months ended June 30, 2016.

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

Interest expense

Interest expense, which was attributable to the Subordinated Advances - related party, was $11,649 for the six months ended June 30, 2016.

Financial Condition, Liquidity and Capital Resources

For the six months ended June 30, 2016 our primary source of funds were $7.7 million of proceeds from our sale of shares of common stock under our Offering and $5.7 million of Subordinated Advances funded by our Sponsor.

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

Operating activities

The net cash provided by operating activities of $341,266 during the 2016 period primarily related to our net income of $368,838 offset by changes in assets and liabilities of $27,572.

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

The following table presents a reconciliation of FFO and MFFO to net income /(loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income/(loss)	$275,357	$(47,258)	$368,838	$(52,671)
FFO adjustments:
None	-	-	-	-
FFO	275,357	(47,258)	368,838	(52,671)
MFFO adjustments:

Other adjustments:
Acquisition and other transaction related costs expensed	-	-	4,000	-
MFFO	275,357	(47,258)	372,838	(52,671)
Straight-line rent(1)	-	-	-	-
MFFO - IPA recommended format	$275,357	$(47,258)	$372,838	$(52,671)

Net income/(loss)	$275,357	$(47,258)	$368,838	$(52,671)
Less: net (income)/loss attributable to noncontrolling interests	-	-	-	-
Net income/(loss) applicable to Company's common shares	$275,357	$(47,258)	$368,838	$(52,671)
Net loss per common share, basic and diluted	$0.20	$(0.78)	$0.32	$(1.30)

FFO	$275,357	$(47,258)	$368,838	$(52,671)
Less: FFO attributable to noncontrolling interests	-	-	-	-
FFO attributable to Company's common shares	$275,357	$(47,258)	$368,838	$(52,671)
FFO per common share, basic and diluted	$0.20	$(0.78)	$0.32	$(1.30)

MFFO - IPA recommended format	$275,357	$(47,258)	$372,838	$(52,671)
Less: MFFO attributable to noncontrolling interests	-	-	-	-
MFFO attributable to Company's common shares	$275,357	$(47,258)	$372,838	$(52,671)

Weighted average number of common shares outstanding, basic and diluted	1,409,936	60,830	1,139,159	40,528

(1)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

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

The table below presents our cumulative FFO and distributions declared:

For the period September 9, 2014
(date of inception) through
June 30, 2016

FFO	$255,014
Distributions declared	$633,550

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

Through June 30, 2016, the Sponsor had advanced an aggregate of approximately $5.7 million under the Subordinated Agreement, which is classified as a liability on the balance sheet.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Real Estate Income Trust Inc. on Form 10-Q/A for the quarter ended June 30, 2016, filed with the SEC on November 21, 2016, formatted in XBRL includes: (1) Balance Sheets, (2) Statements of Operations, (3) Statements of Stockholders’ Equity, (4) Statements of Cash Flows, and (5) the Notes to the Financial Statement.

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