Form 10-K
period 2016-12-31
Lightstone Real Estate Income Trust Inc.
filed 2017-03-28
CIK 1619312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2016

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

There is no established market for the Registrant’s common shares. As of June 30, 2016, the last business day of the most recently completed second quarter, there were 1.3 million shares of the registrant’s common stock held by non-affiliates of the registrant. On March 27, 2017, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.00 per share derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, all as of December 31, 2016. For a full description of the methodologies used to value the Registrant's assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” As of March 15, 2017, there were approximately 7.9 million shares of common stock held by non-affiliates of the registrant.

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

All forward-looking statements should be read in light of the factors identified herein at Part 1, Item 1A as well as in the “Risk Factors” section of the Registration Statement on Form S-11 (File No. 333-200464) of the Lightstone Income Trust filed with the Securities and Exchange Commission (the “SEC”), as the same may be amended and supplemented from time to time.

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

Lightstone Income Trust, together with its subsidiaries, is collectively referred to as the ‘‘Company’’ and the use of ‘‘we,’’ ‘‘our,’’ ‘‘us’’ or similar pronouns refers to Lightstone Income Trust or the Company as required by the context in which any such pronoun is used.

The Company’s registration statement on Form S-11 (the “Offering”), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock, par value $0.01 per share (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for an initial price of $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment program (the ‘‘DRIP’’) at an initial purchase price of $9.50 per share) was declared effective by the SEC under the Securities Act of 1933 on February 26, 2015. As of December 31, 2016, we had received gross proceeds of $60.4 million from the sale of 6.4 million shares of our common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor).

The Company initially expected to offer the Common Shares offered in its Primary Offering over a two-year period, or until February 26, 2017. However, because the Company had not sold all the Common Shares offered in its Primary Offering within two years, the Company will continue the Primary Offering for an additional year, until February 26, 2018, provided that the Offering will be terminated if all 30.0 million shares of our common stock are sold before such date. The Company reserves the right to reallocate the shares of common stock it is offering between the Primary Offering and the DRIP. Additionally, the Offering may be terminated at any time.

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

During the first quarter of 2016, the Sponsor commenced making advances under the Subordinated Agreement and as of December 31, 2016 an aggregate of approximately $12.6 million of Subordinated Advances had been funded, which along with the related accrued interest of $71,863 are classified as a liability on the consolidated balance sheet.

The Company has and will continue to seek to originate, acquire and manage a diverse portfolio of real estate-related investments. The Company may invest in mezzanine loans, first lien mortgage loans, second lien mortgage loans, bridge loans and preferred equity interests, in each case with a focus on investments intended to finance development or redevelopment opportunities. The Company may also invest in debt and derivative securities related to real estate assets. The Company expects that a majority of its investments by value will be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly owned by, the Sponsor, by its affiliates or by real estate investment programs sponsored by it. Although the Company expects that most of its investments will be of these types, it may make other investments. In fact, it may invest in whatever types of real estate-related investments that it believes are in its best interests.

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

The Company’s shares of common stock are not currently listed on a national securities exchange. The Company may seek to list its shares of common stock for trading on a national securities exchange only if a majority of its independent directors believe listing would be in the best interest of its stockholders. The Company does not intend to list its shares of common stock at this time. The Company does not anticipate that there would be any market for its shares of common stock until they are listed for trading. In the event the Company does not begin the process of achieving a liquidity event prior to the eighth anniversary of the termination of our Offering, our charter requires either (a) an amendment to our charter to extend the deadline to begin the process of achieving a liquidity event, or (b) the holding of a stockholders meeting to vote on a proposal for an orderly liquidation of our portfolio.

Related Parties

Our Advisor and its affiliates are related parties. Certain of these entities have or will receive compensation and fees for services related to our offerings and will continue to receive compensation and fees and services for the investment of our assets. These entities will receive fees during our offering, acquisition, operational and liquidation stages. The compensation levels during the offering, acquisition and operational stages are based on percentages of the offering proceeds sold, the cost of acquired properties or other investments and the annual revenue earned from such properties or other investments, and other such fees outlined in each of the respective agreements.

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

Preferred Investment

105-109 W. 28th Street Preferred Investment

On November 25, 2015, we entered into an agreement (the “Moxy Transaction”) with various related party entities that provides for us to make aggregate preferred equity contributions (the “105-109 W. 28th Street Preferred Investment”) of up to $20.0 million in various affiliates of its Sponsor (the “Moxy Developer”) which owns a parcel of land located at 105-109 W. 28thStreet, New York, NY at which they intend to develop a 343-room Marriott Moxy hotel. The 105-109 W. 28th Street Preferred Investment is made pursuant to an instrument that entitles us to monthly preferred distributions at a rate of 12% per annum and we can redeem on the earlier of (i) the date that is two years from the date of our final contribution or (ii) the third anniversary of 105-109 W. 28th Street Preferred Investment. We may also request redemption or a restructuring of the agreement prior to the acceptance of any construction financing. On June 30, 2016, we and the Developer amended the Moxy Transaction so that our contributions would become redeemable on the fifth anniversary of the Moxy Transaction. The 105-109 W. 28th Street Preferred Investment is classified as a held-to-maturity security and recorded at cost.

On August 30, 2016, we and the Developer amended the Moxy Transaction so that our total aggregate contributions under the 105-109 W. 28th Street Preferred Investment would increase by $17.0 million to $37.0 million.

We made an initial contribution of $4.0 million during the fourth quarter of 2015 and additional contributions of $33.0 million during the year ended December 31, 2016. As of December 31, 2016 and 2015, the 105-109 W. 28th Street Preferred Investment had an outstanding balance of $37.0 million and $4.0 million, respectively, which is classified in investment in related party on the consolidated balance sheets. We have funded contributions using proceeds from our Offering and draws under the Subordinated Agreement. During the years ended December 31, 2016 and 2015, we recorded $1.9 million and $49,333, respectively, of investment income related to the 105-109 W. 28th Street Preferred Investment. Our Advisor elected to waive the acquisition fee associated with this transaction.

The Cove Transaction

On September 29, 2016, we, through our wholly owned subsidiary, REIT Cove LLC (“REIT Cove”) along with LSG Cove LLC (“LSG Cove”), an affiliate of our Sponsor and a related party, and Maximus Cove Investor LLC (“Maximus”), an unrelated third party (collectively, the “Buyer”), entered into an agreement of sale and purchase (the “Cove Transaction”) with an unrelated third party, RP Cove, L.L.C (the “Seller”), pursuant to which the Buyer would acquire the Seller’s membership interest in RP Maximus Cove, L.L.C. (the “Joint Venture”) for approximately $255.0 million. The Joint Venture owns and operates The Cove at Tiburon (“The Cove”), a 281-unit, luxury waterfront multifamily rental property located in Tiburon, California. Prior to entering into the Cove Transaction, Maximus previously owned a separate noncontrolling interest in the Joint Venture.

On January 31, 2017, REIT Cove entered into an Assignment and Assumption Agreement (the “Assignment”) with another one of our wholly owned subsidiaries, REIT IV COVE LLC (“REIT IV Cove”) and REIT III COVE LLC (“REIT III Cove”), a subsidiary of the operating partnership of Lightstone Value Plus Real Estate Investment Trust III, Inc., a real estate investment trust also sponsored by our Sponsor and a related party, and together with REIT IV Cove, collectively, the “Assignees”. Under the terms of the Assignment, the Assignees were assigned the rights and obligations of REIT Cove with respect to the Cove Transaction.

On January 31, 2017, REIT IV Cove, REIT III Cove, LSG Cove, and Maximus (the “Members”) completed the Cove Transaction for aggregate consideration of approximately $255.0 million, which consisted of $80 million of cash and $175 million of proceeds from a loan from a financial institution. We paid approximately $20.0 million for a 22.5% membership interest in the Joint Venture.

Our interest in the Joint Venture is a non-managing interest, because we exert significant influence over but do not control the Joint Venture, we will account for our ownership interest in the Joint Venture in accordance with the equity method of accounting. All distributions of earnings from the Joint Venture will be made on a pro rata basis in proportion to each Member’s equity interest percentage. Any distributions in excess of earnings from the Joint Venture will be made to the Members pursuant to the terms of the Joint Venture’s operating agreement. An affiliate of Maximus is the asset manager of The Cove and receives certain fees as defined in the Property Management Agreement for the management of The Cove. We will commence recording our allocated portion of profit and cash distributions beginning as of January 31, 2017 with respect to our membership interest of 22.5% in the Joint Venture.

In connection with the closing of the Cove Transaction, the Joint Venture simultaneously entered into a $175.0 million loan (the “Loan”) initially scheduled to mature on January 31, 2020 with two, one-year extension options, subject to certain conditions. The Loan requires monthly interest payments through its maturity date.  The Loan bears interest at Libor plus 3.85% through its initial maturity and Libor plus 4.15% during each of the extension periods. The Loan is collateralized by The Cove and an affiliate of our Sponsor (the “Guarantor”) has guaranteed the Joint Venture‘s obligation to pay the outstanding balance of the Loan up to approximately $43.8 million (the “Loan Guarantee”). The Members have agreed to reimburse the Guarantor for any balance that may become due under the Loan Guarantee, of which our share is up to approximately $10.9 million.

The Cove is a multi-family complex consisting of 281-units, or 289,690 square feet, contained within 32 apartment buildings over 20.1 acres originally constructed in 1967. As of January 31, 2017, The Cove was 81.5% occupied. The average remaining term for existing leases in The Cove is 4 months and the average rental price per square foot is $4.47.

Starting in 2013, approximately $38 million has been invested in an extensive refurbishment of The Cove; of which to date, 97% of the apartment buildings have been completed. The Members intend to use the remaining proceeds from the Loan and to invest additional capital if necessary to complete the refurbishment of The Cove. The Guarantor provided an additional guarantee of up to approximately $13.4 million (the “Refurbishment Guarantee”) to provide the necessary funds to complete the remaining renovations as defined in the Loan. The Members have agreed to reimburse the Guarantor for any balance that may become due under the Refurbishment Guarantee, of which our share is up to approximately $3.3 million.

During the year ended December 31, 2016, the Buyer made nonrefundable deposits of approximately $12.6 million which were applied towards the Cove Transaction, of which our share was approximately $5.7 million which is included in deposits and other assets on the consolidated balance sheet as of December 31, 2016.

Financing Strategy and Policies

We expect that once we have fully invested the proceeds of our Offering, assuming we sell the maximum amount, our portfolio-wide loan-to-value ratio (calculated after the close of our Offering) will be approximately 45%. For purposes of calculating our 45% target leverage, we will determine the loan-to-value ratio on our portfolio based on the greater of the aggregate cost and the fair market value of our investments and other assets. There is no limitation on the amount we may borrow for the purchase or origination of any single investment. Our charter allows us to incur leverage up to 300% of our total “net assets” (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. We may only exceed this 300% limit if a majority of our independent directors approves each borrowing in excess of this limit and we disclose such borrowing to our stockholders in our next quarterly report along with a justification for the excess borrowing. In all events, we expect that our secured and unsecured borrowings will be reasonable in relation to the net value of our assets and will be reviewed by our board of directors at least quarterly.

We do not intend to exceed the leverage limit in our charter after we have fully invested the proceeds of our Offering, although we anticipate exceeding the leverage limit in the early stages of our development when the costs of our investments are most likely to exceed our net offering proceeds. We believe that careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. However, high levels of debt could cause us to incur higher interest charges and higher debt service payments, which would decrease the amount of cash available for distribution to our investors.

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

Distributions are at the discretion of our Board of Directors. We may fund distributions with cash proceeds from the sale of shares of our common stock or borrowings if we do not generate sufficient cash flow from our operations to fund distributions. Our ability to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular distributions will continue to be made or that we will maintain any particular level of distributions that we have established or may establish.

We are an accrual basis taxpayer, and as such our REIT taxable income could be higher than the cash available to us. We may therefore borrow to make distributions, which could reduce the cash available to us, in order to distribute 90% of our REIT taxable income as a condition to our election to be taxed as a REIT. These distributions made with borrowed funds may constitute a return of capital to stockholders. “Return of capital” refers to distributions to investors in excess of net income. To the extent that distributions to stockholders exceed earnings and profits, such amounts constitute a return of capital for U.S. federal income tax purposes, but only to the extent of a shareholder’s adjusted tax basis in our shares, although such distributions might not reduce stockholders’ aggregate invested capital. Because our earnings and profits are reduced for depreciation and other non-cash items, it is likely that a portion of each distribution will constitute a tax-deferred return of capital for U.S. federal income tax purposes.

On October 28, 2015, our Board of Directors authorized and we declared a distribution rate which is calculated based on stockholders of record each day during the applicable period at a rate of $0.002191781 per day, and equals a daily amount that, if paid each day for a 365-day period, would equal a 8.0% annualized rate based on a share price of $10.00. Our first distribution began to accrue on June 12, 2015 (date of breaking escrow) through November 30, 2015 (the end of the month following our initial real estate-related investment) and subsequent distributions have been on a monthly basis thereafter. The first distribution was paid on December 15, 2015 and subsequent distributions have been paid on or about the 15th day following each month end to stockholders of record at the close of business on the last day of the prior month. Our stockholders may elect to have their distributions reinvested in additional shares of Common Shares under our DRIP.

Total distributions declared during the year ended December 31, 2016 and 2015 were $2.3 million and $187,053, respectively.

Distribution Reinvestment and Share Repurchase Programs

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock, at an initial purchase price of $9.50 per common share, which is equal to 95% of our current Offering price of $10.00 per common share, by reinvesting their distributions. In connection with our Offering, 10,000,000 Common Shares were reserved for issuance under our DRIP and as of December 31, 2016, 9,940,778 shares remained available for issuance.

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our date of inception through December 31, 2016, we did not receive any requests to redeem shares of our common stock under our share repurchase program. For the year ended December 31, 2016 we repurchased 18,798 shares of common stock, pursuant to our share repurchase program. We repurchased the shares at an average price per share of $9.75 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP.

Our Board of Directors reserves the right to terminate either program for any reason without cause by providing 10 days written notice of termination of the DRIP to all participants or written notice of termination of the share repurchase program to all stockholders.

Tax Status

We currently intend to elect to be taxed as a REIT commencing with the taxable year ended December 31, 2016. As a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, (the “Code”), we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.

As of December 31, 2016 and 2015, we had no material uncertain income tax positions. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

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

We and our Advisor have a limited operating history, and you should not rely upon the past performance of other real estate investment programs sponsored by our sponsor to predict our future results. We were incorporated on September 9, 2014, and have made only two investments through the date of this filing. Accordingly, the prior performance of real estate investment programs sponsored by our sponsor may not be indicative of our future results.

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

Our Offering is a partial ‘‘blind pool’’ offering, so you will not have the opportunity to evaluate all our investments before you invest.

We have only made two investments through the date of this filing. Therefore, we are not able to provide you with information to evaluate each of our investments before you invest. Our board of directors will have wide discretion in implementing our policies.

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

Repurchases of Common Shares through our share repurchase program may be the only way to dispose of your Common Shares, but there are a number of limitations placed on such repurchases. Our board of directors may amend the terms of our share repurchase program without stockholder approval upon at least 30 days’ written notice to all stockholders. Our board of directors also is free to suspend or terminate the program upon at least 30 days’ written notice to all stockholders or to reject any request for repurchase and there is no assurance our board of directors will not suspend or terminate the program or reject requests for repurchases. In addition, our share repurchase program includes numerous restrictions that would limit your ability to sell your Common Shares under the program. Importantly, funding for our share repurchase program will come exclusively from any proceeds we received from the sale of Common Shares under our DRIP that our board of directors may reserve for this purpose. In addition, we will not repurchase in excess of 5% of the weighted average number of Common Shares outstanding during the prior calendar year, although Common Shares repurchased in the case of the death of a stockholder will not count against this 5% limit. You may have to hold your Common Shares for an indefinite period of time, and if you sell your Common Shares to us under our share repurchase program, you may receive less than the total price you paid for the Common Shares.

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

Our cash flows provided by operations were $1.4 million for the year ended December 31, 2016. During the year ended December 31, 2016, we paid distributions of $2.3 million, of which $1.4 million, or 62%, was funded from our cash flows provided by operations, $189,754, or 8%, was funded from proceeds from our Offering and $683,136, or 30%, was funded from proceeds from common stock issued under the DRIP. Our cash flows used in operations were $(48,495) for the year ended December 31, 2015. During the year ended December 31, 2015, we paid distributions of $187,053, of which $164,806, or 88%, was funded from proceeds from our Offering and $22,247, or 12%, was funded from proceeds from common stock issued under the DRIP. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations. Our organizational documents permit us to make distributions from any source, including from the proceeds of this offering or other offerings, cash advances to us by our Advisor, cash resulting from a waiver of fees, and borrowings, including borrowings secured by our assets.

If we do not generate sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and our Advisor's deferral, suspension or waiver of its fees and expense reimbursements, to fund distributions, we may use the proceeds from this offering. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with this offering. We have not established any limit on the amount of proceeds from this offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.

Funding distributions from the proceeds of our Offering results in us having less funds available for acquiring properties or other real estate-related investments and may impact the value of an investment in our Common Shares. As a result, the return realized on an investment in our shares may be reduced. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of this offering may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute our stockholders’ interest in us if we sell shares of our common stock or securities that are convertible or exercisable into shares of our common stock to third-party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability or affect the distributions payable to you upon a liquidity event, any or all of which may have an adverse effect on your investment.

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

Our Offering is being made on a ‘‘best efforts’’ basis, meaning that our dealer manager is only required to use its best efforts to sell our Common Shares and has no firm commitment or obligation to purchase any of the Common Shares. As a result, we cannot assure you of the amount of proceeds that will be raised in our Offering. We are dependent on funds from our Offering to fund our investments. If we do not raise significant funds in our Offering, we will not be able to achieve significant diversification and the likelihood of our profitability being affected by the performance of any one of our investments will increase. We are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. In addition, to the extent we are not able to raise substantially more than the minimum amount of our Offering, our operating expenses, as a percentage of gross income, would likely be higher, and our financial condition and ability to pay distributions could be adversely affected.

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

On March 27, 2017, our board of directors established our most current estimated NAV per share as of December 31, 2016. We currently expect that our advisor will estimate our NAV on a quarterly basis, but our advisor will estimate our NAV on at least an annual basis, and such estimated NAV per share may be lower than the purchase price you pay for Common Shares in our offering. The estimated NAV per share may not be an accurate reflection of the fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of our Company.

Recent amendments to rules promulgated by FINRA required us to disclose an estimated NAV per share of our Common Shares no later than May 10, 2017, which would have been 150 days following the second anniversary of the date on which we broke escrow on our offering. On May 13, 2016, our board of directors established our initial estimated NAV per Common Share as of March 31, 2016 and on March 27, 2017 our board of directors established our most current estimated NAV per Common Share as of December 31, 2016. We currently expect that our advisor will estimate our NAV on a quarterly basis, but our advisor will estimate our NAV on at least an annual basis. Our board of directors may determine to modify the offering price, including the price at which the shares are offered pursuant to the DRIP, to reflect the most current estimated NAV per Common Share.

The price at which you purchase shares and any subsequent estimated values are likely to differ from the price at which a stockholder could resell such shares because: (i) there is no public trading market for our shares at this time; (ii) the purchase price does not reflect, and will not reflect, the fair value of our assets as we acquire them, nor does it represent the amount of net proceeds that would result from an immediate liquidation of our assets or sale of our Company, because the amount of proceeds available for investment from our offering is net of selling commissions, dealer manager fees, other organizational and offering expense reimbursements and acquisition fees and expenses; (iii) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current conditions in the financial and real estate markets may affect the values of our investments; (iv) the estimated value does not take into account how developments related to individual assets may increase or decrease the value of our portfolio; and (v) the estimated value does not take into account any portfolio premium or premiums to value that may be achieved in a liquidation of our assets or sale of our portfolio and may not reflect the price that our stockholders would receive for their shares in a market transaction, upon liquidation of the Company and distribution of the proceeds or what a third party would pay to acquire our company.

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

Our sponsor’s other public programs, Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), Lightstone Value Plus Real Estate Investment Trust III, Inc. (“Lightstone III”) and Hamilton National Income Trust, Inc. (“HNIT” and collectively, “Sponsor’s Other Public Programs”) , may be engaged in competitive activities, including the origination and acquisition of assets similar to our targeted investments. Additionally, on February 10, 2017, an affiliate of our sponsor became the advisor of Behringer Harvard Opportunity REIT I, Inc. and Behringer Harvard Opportunity REIT II, Inc. which may also be engaged in competitive activities, including the origination and acquisition of assets similar to our targeted investments.

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

Our executive officers and key personnel and the executive officers and key personnel of Lightstone-affiliated entities that conduct our day-to-day operations and our offering face competing demands on their time, and this may cause our investment returns to suffer.

We rely upon our executive officers and key personnel and the executive officers and key personnel of Lightstone-affiliated entities to conduct our day-to-day operations and our offering. These individuals also conduct the day-to-day operations of other investment programs and may have other business interests as well. Because these persons have competing interests on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our investments may suffer.

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

Security breaches through cyber-attacks, cyber-intrusions, or otherwise, could disrupt our IT networks and related systems.

Risks associated with security breaches, whether through cyber-attacks or cyber-intrusions over the Internet, malware, computer viruses, attachments to e-mails, or otherwise, against persons inside our organization, persons with access to systems inside our organization, the U.S. government, financial markets or institutions, or major businesses, including tenants, could disrupt or disable networks and related systems, other critical infrastructures, and the normal operation of business.  The risk of a security breach or disruption, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments, and cyber-terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased.  Even though we may not be specifically targeted, cyber-attacks on the U.S. government, financial markets, financial institutions, or other major businesses, including tenants, could disrupt our normal business operations and networks, which may in turn have a material adverse impact on our financial condition and results of operations.

Our information technology (“IT”) networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations and they are subject to cybersecurity risks and threats.  They also may be critical to the operations of certain of our tenants.  Further, our Advisor provides our IT services, and there can be no assurance that their security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. It has been reported that unknown entities or groups have mounted cyber-attacks on businesses and other organizations solely to disable or disrupt computer systems, disrupt operations and, in some cases, steal data. Even the most well protected information, networks, systems, and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected.  Due to the nature of cyber-attacks, breaches to our systems could go unnoticed for a prolonged period of time. These cybersecurity risks could disrupt our operations and result in downtime, loss of revenue, or the loss of critical data as well as result in higher costs to correct and remedy the effects of such incidents. If our systems for protecting against cyber incidents or attacks prove to be insufficient and an incident were to occur, it could have a material adverse effect on our business, financial condition, results of operations or cash flows. While, to date, we have not experienced a cyber-attack or cyber-intrusion, neither our Advisor nor we may be able to anticipate or implement adequate security barriers or other preventive measures.  A security breach or other significant disruption involving our IT networks and related systems could:

•	disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our tenants;
•	result in misstated financial reports, violations of loan covenants, missed reporting deadlines and/or missed permitting deadlines;
•	result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

•	result in the unauthorized access to, and destruction, loss, theft, misappropriation, or release of proprietary, confidential, sensitive, or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive, or otherwise harmful purposes and outcomes;
•	result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;
•	require significant management attention and resources to remedy any damages that result;
•	subject us to claims for breach of contract, damages, credits, penalties, or termination of leases or other agreements; or
•	damage our reputation among our tenants and stockholders generally.

Any or all of the foregoing could have a material adverse effect on our results of operations, financial condition, and cash flows.

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

Our investments in securities, which include a preferred equity investment with a related party, are subject to the specific risks relating to the particular issuer of the securities and may involve greater risk of loss than secured debt financings.

Our investments in securities, which include a preferred equity investment with a related party, involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers that are REITs and other real estate companies are subject to risks associated with real estate and real estate-related investments. Furthermore, securities, including preferred equity, may involve greater risk of loss than secured financings due to a variety of factors, including that such investments are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in securities, including preferred equity, are subject to risks of: (a) limited liquidity in the secondary trading market; (b) substantial market price volatility resulting from changes in prevailing interest rates; (c) subordination to the prior claims of banks and other senior lenders to the issuer; (d) the operation of mandatory sinking fund or call or redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower-yielding investments; (e) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations; and (f) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding securities, including preferred equity, and the ability of the issuers thereof to make principal, interest and distribution payments to us.

Declines in the fair value of our investments may adversely affect our periodically reported results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to you.

Our securities investments will be classified for accounting purposes as ‘‘available-for-sale.’’ These securities will be carried at estimated fair value and temporary changes in the fair value of those investments will generally be directly charged or credited to equity with no impact in our consolidated statements of operations. If we determine that a decline in the estimated fair value of an available-for-sale security falls below its amortized value and is not temporary, we will recognize the appropriate loss on that security in our consolidated statements of operations, which will reduce our earnings in the period.

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

Risks Associated with Debt Financing

We have incurred and may in the future incur indebtedness, which may increase our business risks.

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

We currently intend to elect and qualify to be taxed as a REIT commencing with our taxable year ending December 31, 2016, and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to qualify or remain qualified as a REIT is not binding on the IRS and is not a guarantee that we will qualify, or continue to qualify, as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the Asset Tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

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

To qualify as a REIT, we must ensure that we meet the REIT Gross Income Tests, annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets), and no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

Reform proposals have been recently put forth by members of Congress and the President which, if ultimately proposed as legislation and enacted as law, would substantially change the U.S. federal taxation of (among other things) individuals and businesses. Their proposals set forth a variety of principles to guide potential tax reform legislation. As of the date of this annual report, no legislation has been introduced in Congress. If ultimately reduced to legislation enacted by Congress and signed into law by the President in a form that is consistent with those principles, such reform could change dramatically the U.S. federal taxation applicable to us and our stockholders. No reform proposal specifically addresses the taxation of REITs, but because any tax reform is likely to significantly reduce the tax rates applicable to corporations and dividends received by stockholders, the tax benefits applicable to the REIT structure may be diminished in relation to corporations. Furthermore, proposed tax reform would limit the deductibility of net interest expense and would allow for the immediate deduction of any investment in tangible property (other than land) and intangible assets. Finally, the tax reform proposals do not include any principles regarding how to transition from our current system of taxation to a new tax system based on the principles in such proposed reform. Given how dramatic the changes could be, transition rules are crucial. While it is impossible to predict whether and to what extent any tax reform legislation (or other legislative, regulatory or administrative change to the U.S. federal tax laws) will be proposed or enacted, any such change in the U.S. federal tax laws could affect materially the value of any investment in our stock. You are encouraged to consult with your tax advisor regarding possible legislative and regulatory changes and the potential effect of such changes on an investment in our shares.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

Shareholder Information

As of March 15, 2017, we had approximately 8.2 million shares of common stock outstanding, held by a total of 1,982 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

Estimated Net Asset Value (“NAV”) and NAV per Share of Common Stock (“NAV per Share”)

On March 24, 2017, our board of directors approved our estimated NAV of approximately $64.0 million and resulting estimated NAV per Share of 10.00, both as of December 31, 2016 and both after the addition of advances from our Sponsor pursuant to the terms of the subordinated agreement. Through December 31, 2016, our Sponsor had advanced an aggregate of approximately $12.6 million under the subordinated agreement. In the calculation of our estimated NAV, an approximately $0.3 million allocation of value was made to our Sponsor’s advances under the subordinated agreement representing the amount by which the estimated NAV per Share would have exceeded an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 8.0% as of December 31, 2016. Accordingly, the net portion of the NAV attributable to advances from our Sponsor under the subordinated agreement was approximately $12.3 million as of December 31, 2016.

Process and Methodology

Our Advisor, along with any necessary material assistance or confirmation of a third-party valuation expert or service, is responsible for calculating our NAV, which we currently expect will be done on a quarterly basis for as long as the sponsor’s obligation to fund quarterly draws under the subordinated agreement continues and thereafter, will be done on at least an annual basis unless and until our Common Shares are approved for listing on a national securities exchange. Our board of directors will review each estimate of NAV and approve the resulting NAV per Share.

Our estimated NAV per Share as of December 31, 2016 was calculated with the assistance of both our Advisor and Marshall & Steven’s Incorporated (“M&S”), an independent third-party valuation firm engaged by us to assist with the valuation of our assets, liabilities and any allocations of value to the sponsor’s advances under the subordinated agreement. The Advisor recommended and the board of directors established the estimated NAV per Share as of December 31, 2016 based upon the analyses and reports provided by the Advisor and M&S. The process for estimating the value of our assets, liabilities and allocations of value to our Sponsor’s advances under the subordinated agreement is performed in accordance with the provisions of the Investment Program Association (the “IPA”) Practice Guideline 2013-01, “Valuations of Publicly Registered Non-Listed REITs,” issued April 29, 2013. We believe that our valuations were developed in a manner reasonably designed to ensure their reliability.

The engagement of M&S with respect to our NAV per Share as of December 31, 2016 was approved by our board of directors, including all of our independent directors. M&S has extensive experience in conducting asset valuations, included valuations of commercial real estate, debt, properties and real estate-related investments.

With respect to our NAV per Share as of December 31, 2016, M&S prepared a NAV report (the “December 2016 NAV Report”) which estimated the NAV per Share as of December 31, 2016. The December 2016 NAV Report relied upon M&S’s estimated value of our investment in related party and the Advisor’s estimate of the value of our cash and cash equivalents, due from/(to) related parties, other assets, other liabilities and allocations of value to the sponsor’s advances under the subordinated agreement, to calculate estimated NAV per Share, all as of December 31, 2016.

The table below sets forth the calculation of our estimated NAV and resulting estimated NAV per Share as of December 31, 2016 compared to September 30, 2016 and June 30, 2016:

Dollar and share amounts are presented in thousands, except per share data.

	As of December 31, 2016		As of September 30, 2016		As of June 30, 2016
	Value	Per Share	Value	Per Share	Value	Per Share

Net Assets:
Investment in related party	$37,000,000	$5.78	$22,194,001	$4.64	$15,900,000	$10.60
Non-Real Estate Assets:
Cash and cash equivalents	21,874,240		23,407,820		512,321
Due from related parties	28,696		-		-
Other assets	6,093,162		3,418,768		5,302
Total non-real estate assets	27,996,098	4.38	26,826,588	5.61	517,623	0.34
Total Assets	64,996,098	10.16	49,020,589	10.25	16,417,623	10.94
Liabilities:
Due to related parties	-		(1,536)		(609)
Other liabilities	(681,000)		(684,942)		(426,511)
Subordinated advances - related party	(345,048)		(506,201)		(986,653)
Total liabilities	(1,026,048)	0.16	(1,192,679)	0.25	(1,413,773)	0.94

Adjusted NAV after giving effect to advances from sponsor under subordinated agreement	$63,970,050	$10.00	$47,827,910	$10.00	$15,003,850	$10.00

Shares of Common Stock Outstanding	6,397,005		4,782,791		1,500,385

NAV attributable to advances from sponsor under the subordinated agreement	$12,286,965	$1.92	$9,925,812	$2.08	$4,695,360	$3.13

NAV without advances from sponsor under the subordinated agreement	$51,683,085	$8.08	$37,902,098	$7.92	$10,308,490	$6.87

Use of an Independent Valuation Firm

As discussed above, our Advisor is responsible for calculating our NAV. In connection with determining our NAV, our Advisor may rely on the material assistance or confirmation of a third-party valuation expert or service. In this regard, M&S was selected by our board of directors to assist our Advisor in the calculation of our estimated NAV and resulting estimated NAV per Share as of December 31, 2016. M&S services included estimating the fair value of our investment in related party and preparing the December 2016 NAV Report. M&S is engaged in the business of appraising commercial real estate properties and is not affiliated with us or the Advisor. The compensation we paid to M&S was based on the scope of work and not on the estimated fair value of our investment in related party. In preparing its report, M&S did not, and was not requested to, solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.

M&S collected reasonably available material information that it deemed relevant in estimating the fair value of our investment in related party.

In conducting their investigation and analyses, M&S took into account customary and accepted financial and commercial procedures and considerations as they deemed relevant. Although M&S reviewed information supplied or otherwise made available by us or the Advisor for reasonableness, they assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to them by any other party and did not independently verify any such information. M&S assumed that any operating or financial forecasts and other information and data provided to or otherwise reviewed by or discussed with M&S were reasonably prepared in good faith on bases reflecting the then best currently available estimates and judgments of our management, our board of directors, and/or the Advisor. M&S relied on us to advise them promptly if any information previously provided became inaccurate or was required to be updated during the period of their review.

M&S is actively engaged in the business of appraising commercial real estate properties and real estate related-investments similar to those owned or invested by us in connection with public security offerings, private placements, business combinations, and similar transactions. We do not believe that there are any material conflicts of interest between M&S, on the one hand, and us, the Sponsor, the Advisor, and our affiliates, on the other hand. Our Advisor engaged M&S on behalf of our board of directors to deliver their reports to assist in the NAV calculation as of December 31, 2016 and M&S received compensation for those efforts. In addition, we agreed to indemnify M&S against certain liabilities arising out of this engagement. M&S has previously assisted in our prior NAV calculations and has also been engaged by us for certain valuation services with respect to our investments. M&S may from time to time in the future perform other services for us and our Sponsor or other affiliates of the Sponsor, so long as such other services do not adversely affect the independence of M&S. During the past year M&S has also been engaged to provide appraisal services to another non-trade REIT sponsored by our Sponsor for which it was paid usual and customary fees.

Although M&S considered any comments received from us and the Advisor relating to their reports, the final estimated fair value of our investment in related party was determined by M&S. The reports were addressed to our board of directors to assist our board of directors in calculating an estimated value per share of our common stock as of December 31, 2016. The reports were not addressed to the public, may not be relied upon by any other person to establish an estimated value per share of our common stock, and do not constitute a recommendation to any person to purchase or sell any shares of our common stock.

Our goal in calculating our estimated NAV is to arrive at values that are reasonable and supportable using what we deem to be appropriate valuation methodologies and assumptions. The reports, including the analysis, opinions, and conclusions set forth in such reports, are qualified by the assumptions, qualifications, and limitations set forth in the respective reports. The following is a summary of our valuation methodologies used to value our assets and liabilities by key component:

Investment in Related Party:  During the fourth quarter of 2015, we initially entered into an agreement with various related party entities that provided for us to make aggregate preferred equity contributions of up to $20.0 million in various affiliates of our sponsor which own a parcel of land located at 105-109 W. 28th Street, New York, NY on which they are constructing a 343-room Marriott Moxy hotel. During the third quarter of 2016, the agreement was amended to provide for us to make aggregate preferred equity contributions of up to $37.0 million. These contributions are made pursuant to an instrument (the “Preferred Investment”) that entitles us to monthly preferred distributions at a rate of 12% per annum. Our Preferred Investment is classified as a held-to-maturity security and is recorded at cost. As of December 31, 2016, the estimated value of our Preferred Investment of $37.0 million approximated its carrying value based on market rates for similar instruments.

Cash and Cash Equivalents:  The estimated values of our cash and cash equivalents approximate their carrying values due to their short maturities.

Other Assets: Our other assets consist of deposits, prepaid expenses and other assets, and subscriptions receivable. The estimated values of these items approximate their carrying values due to their short maturities.

Due from/(to) Related Parties:  The estimated value of our due from/(to) related parties approximates its carrying value due to its short maturity.

Other Liabilities:  Our other liabilities consist of our accounts payable and accrued expenses and distributions payable. The carrying values of these items were considered to equal their fair value due to their short maturities.

Subordinated Advances – Related Party: Our subordinated advances from our sponsor are classified as a liability on our consolidated balance sheet. However, for purposes of our NAV, we do not estimate their fair value in accordance with GAAP. Rather, the IPA’s Practice Guideline 2013-01provides for adjustments to the NAV for preferred securities, special interests and incentive fees based on the aggregate NAV of the company and payable to the sponsor in a hypothetical liquidation of the company as of the valuation date in accordance with the provisions of the partnership or Advisory agreements and the terms of the preferred securities. Because our subordinated advances are only payable to our Sponsor in a liquidation event, we believe they should be valued for our NAV in accordance with these provisions.

Accordingly, pursuant to the terms of the subordinated agreement, no allocations of value are made to our Sponsor’s advances under the subordinated agreement unless the estimated NAV per Share would have exceeded $10.00 per share plus a cumulative, pre-tax non-compounded annual return of 8.0% as of the indicated valuation date. Through December 31, 2016, our Sponsor had advanced approximately $12.6 million under the subordinated agreement. In the calculation of our estimated NAV as of December 31, 2016, an approximately $0.3 million allocation of value was made to our Sponsor’s advances under the subordinated agreement representing the amount by which the estimated NAV per Share would have exceeded an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 8.0% as of December 31, 2016. Accordingly, the net portion of the NAV attributable to advances from our Sponsor under the subordinated agreement was approximately $12.3 million as of December 31, 2016.

Limitations and Risks

As with any valuation methodology, the methodology used to determine our estimated NAV and resulting estimated NAV per Share is based upon a number of estimates and assumptions that may prove later not to be accurate or complete. Further, different market participants with different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive different estimated NAVs per share, which could be significantly different from the estimated NAV per Share approved by our board of directors. The estimated NAV per Share approved by our board of directors does not represent the fair value of our assets less liabilities in accordance GAAP, and such estimated NAV per Share is not a representation, warranty or guarantee that:

•	a stockholder would be able to resell his or her shares of common stock at the estimated NAV per Share;
•	a stockholder would ultimately realize distributions per share of common stock equal to the estimated NAV per Share upon liquidation of our assets and settlement of our liabilities or a sale of the Company;
•	our shares of common stock would trade at the estimated NAV per Share on a national securities exchange;
•	an independent third-party appraiser or other third-party valuation firm would agree with the estimated NAV per Share; or
•	the methodology used to estimate our NAV per Share would be acceptable to FINRA or under the Employee Retirement Income Security Act with respect to their respective requirements.

The Internal Revenue Service and the Department of Labor do not provide any guidance on the methodology an issuer must use to determine its estimated NAV per Share.

FINRA guidance provides that NAV valuations be derived from a methodology that conforms to industry practice.

As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive different estimated NAVs per share, and these differences could be significant. The estimated NAV per Share is not audited and does not represent the fair value of our assets less our liabilities in accordance with GAAP, nor do they represent an actual liquidation value of our assets and liabilities or the price that shares of our common stock would trade at on a national securities exchange. As of the date of this filing, although we have not sought stockholder approval to adopt a plan of liquidation of the Company, certain distributions may be payable to our sponsor pursuant to the terms of the subordinated agreement in connection with a liquidation event. Accordingly, our estimated NAV per Share reflects any allocation of value to the sponsor’s advances under the subordinated agreement representing the amount that would be payable to the sponsor in connection with a liquidation event pursuant to the guidelines for estimating NAV contained in IPA Practice Guideline 2013-01, “Valuation of Publicly Registered Non-Listed REITs”. Our estimated NAV per Share is based on the estimated value of our assets less the estimated value of our liabilities less any allocations of value to the sponsor’s advances under the subordinated agreement divided by the number of our diluted shares of common stock outstanding, all as of the date indicated. Our estimated NAV per Share does not reflect a discount for the fact we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated NAV per Share does not take into account estimated disposition costs or fees or penalties, if any, that may apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of certain debt. Our NAV per Share will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and the management of those assets and changes in the real estate and capital markets. Different parties using different assumptions and estimates could derive different NAVs and resulting estimated NAVs per share, and these differences could be significant. Markets for real estate and real estate-related investments can fluctuate and values are expected to change in the future. We currently expect that our Advisor will estimate our NAV on a quarterly basis for as long as our sponsor’s obligation to fund quarterly draws under the subordinated agreement continues and thereafter, our Advisor will estimate our NAV on at least an annual basis. Our board of directors will review and approve each estimate of NAV.

The following factors may cause a stockholder not to ultimately realize distributions per share of common stock equal to the estimated NAV per Share upon liquidation:

•	The methodology used to determine estimated NAV per Share includes a number of estimates and assumptions that may not prove to be accurate or complete as compared to the actual amounts received in the liquidation;
•	In a liquidation, certain assets may not be liquidated at their estimated values because of transfer fees and disposition fees, which are not reflected in the estimated NAV calculation;
•	In a liquidation, debt obligations may have to be prepaid and the costs of any prepayment penalties may reduce the liquidation amounts. Prepayment penalties are not included in determining the estimated value of liabilities in determining estimated NAV;
•	In a liquidation, the real estate assets may derive a portfolio premium which premium is not considered in determining estimated NAV;
•	In a liquidation, the potential buyers of the assets may use different estimates and assumptions than those used in determining estimated NAV;
•	If the liquidation occurs through a listing of the common stock on a national securities exchange, the capital markets may value the Company’s net assets at a different amount than the estimated NAV. Such valuation would likely be based upon customary REIT valuation methodology including funds from operation, or FFO, multiples of other comparable REITs, FFO coverage of dividends and adjusted FFO payout of the Company’s anticipated dividend; and
•	If the liquidation occurs through a merger of the Company with another REIT, the amount realized for the common stock may not equal the estimated NAV per Share because of many factors including the aggregate consideration received, the make-up of the consideration (e.g., cash, stock or both), the performance of any stock received as part of the consideration during the merger process and thereafter, the reception of the merger in the market and whether the market believes the pricing of the merger was fair to both parties.

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

Our Board of Directors, in its sole discretion, may choose at any time to terminate our share repurchase program, or reduce or increase the number of Common Shares purchased under the program, if it determines that the funds allocated to our share repurchase program are needed for other purposes, such as the acquisition, maintenance or repair of properties, or for use in making a declared distribution. A determination by our board of directors to eliminate, reduce or increase our share repurchase program will require the affirmative vote of our independent directors. From our date of inception through December 31, 2015, we did not receive any requests to redeem shares of our common stock under our share repurchase program. For the year ended December 31, 2016 we repurchased 18,798 shares of common stock, pursuant to our share repurchase program. We repurchased the shares at an average price per share of $9.75 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP.

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

Distributions are at the discretion of our Board of Directors. We may use cash proceeds from the sale of shares of our common stock to fund distributions. We may continue to fund such distributions with cash proceeds from the sale of shares of our common stock or borrowings if we do not generate sufficient cash flow from our operations to fund distributions. Our ability to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular distributions will continue to be made or that we will maintain any particular level of distributions that we have established or may establish.

We are an accrual basis taxpayer, and as such our REIT taxable income could be higher than the cash available to us. We may therefore borrow to make distributions, which could reduce the cash available to us, in order to distribute 90% of our REIT taxable income as a condition to our election to be taxed as a REIT. These distributions made with borrowed funds may constitute a return of capital to stockholders. “Return of capital” refers to distributions to investors in excess of net income. To the extent that distributions to stockholders exceed earnings and profits, such amounts constitute a return of capital for U.S. federal income tax purposes, but only to the extent of a shareholder’s adjusted tax basis in our shares, although such distributions might not reduce stockholders’ aggregate invested capital. Because our earnings and profits are reduced for depreciation and other non-cash items, it is likely that a portion of each distribution will constitute a tax-deferred return of capital for U.S. federal income tax purposes.

Distributions Declared by our Board of Directors and Source of Distributions

On October 28, 2015, our Board of Directors authorized and we declared a distribution rate which is calculated based on stockholders of record each day during the applicable period at a rate of $0.002191781 per day, and equals a daily amount that, if paid each day for a 365-day period, would equal a 8.0% annualized rate based on a share price of $10.00. Our first distribution began to accrue on June 12, 2015 (date of breaking escrow) through November 30, 2015 (the end of the month following our initial real estate-related investment) and subsequent distributions have been on a monthly basis thereafter. The first distribution was paid on December 15, 2015 and subsequent distributions have been paid on or about the 15th day following each month end to stockholders of record at the close of business on the last day of the prior month. Our stockholders may elect to have their distributions reinvested in additional shares of Common Shares under our DRIP.

Total distributions declared during the year ended December 31, 3016 and 2015 were $2.3 million and $187,053.

The following tables provide a summary of the quarterly distributions declared during the periods indicated:

	Year Ended December 31, 2016		Three Months Ended December 31, 2016		Three Months Ended September 30, 2016		Three Months Ended June 30, 2016		Three Months Ended March 31, 2016
Distribution period:		Percentage of Distributions	Q4 2016	Percentage of Distributions	Q3 2016	Percentage of Distributions	Q2 2016	Percentage of Distributions	Q1 2016	Percentage of Distributions

Date distribution declared			November 14, 2016		August 5, 2016		May 12, 2016		March 27, 2016
Date distribution paid			November 15, 2016, December 15, 2016, & January 13, 2017		August 15, 2016, September 15, 2016, & October 14, 2016		May 14, 2016, June 15, 2016, & July 15, 2016		February 16, 2016, March 15, 2016, & April 15, 2016

Distributions paid	$1,623,131		$733,484		$507,217		$250,216		132,214
Distributions reinvested	683,136		378,047		241,022		27,019		37,048
Total Distributions	$2,306,267		$1,111,531		$748,239		$277,235		$169,262

Source of distributions:
Cash flows provided by operations	$1,433,377	62%	$576,436	52%	$507,217	68%	$250,216	90%	$65,948	39%
Offering proceeds	$189,754	8%	157,048	14%	-	-	-	-	66,266	39%
Proceeds from issuance of common stock through DRIP	683,136	30%	378,047	34%	241,022	32%	27,019	10%	37,048	22%
Total Sources	$2,306,267	100%	$1,111,531	100%	$748,239	100%	$277,235	100%	$169,262	100%

Cash flows provided by operations (GAAP basis)	$1,433,377		$576,436		$515,675		$275,318		$65,948

Number of shares of common stock issued pursuant to the Company's DRIP	$72,178		39,794		25,371		3,113		3,900

	Year Ended December 31, 2015		Three Months Ended December 31, 2015
Distribution period:		Percentage of Distributions	Q4 2015	Percentage of Distributions

Date distribution declared			October 28, 2015
Date distribution paid			December 15, 2015
			January 15, 2016

Distributions paid	$164,806		$164,806
Distributions reinvested	$22,247		22,247
Total Distributions	$187,053		$187,053

Source of distributions:
Cash flows provided by operations	$-	0%	$-	0%
Offering proceeds	$164,806	88%	164,806	88%
Proceeds from issuance of common stock through DRIP	$22,247	12%	22,247	12%
Total Sources	$187,053	100%	$187,053	100%

Cash flows used in operations (GAAP basis)	$(48,495)		$(8,981)

Number of shares of common stock issued pursuant to the Company's DRIP	2,342		2,342

Use of Public Offering Proceeds

Our registration statement on Form S-11 (the “Offering”), pursuant to which we are offering to sell up to 30,000,000 shares of our common stock, par value $0.01 per share (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for an initial price of $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares available pursuant to our distribution reinvestment plan (the “DRIP”) at an initial purchase price of $9.50 per share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on February 26, 2015. As of December 31, 2016, we had received gross proceeds of $60.4 million from the sale of 6.4 million shares of our common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in our Sponsor).

We initially expected to offer the Common Shares offered in our Primary Offering over a two-year period, or until February 26, 2017. However, because we had not sold all the Common Shares offered in our Primary Offering within two years, we will continue the Primary Offering for an additional year, until February 26, 2018, provided that the Offering will be terminated if all 30.0 million shares of our common stock are sold before such date. We reserve the right to reallocate the shares of common stock we are offering between the Primary Offering and the DRIP. Additionally, the Offering may be terminated at any time.

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

During the first quarter of 2016, the Sponsor commenced making advances under the Subordinated Agreement and as of December 31, 2016 an aggregate of approximately $12.6 million of Subordinated Advances had been funded, which along with the related accrued interest of $71,863 are classified as a liability on the consolidated balance sheet.

We will utilize a portion of our public offering proceeds towards funding the dealer manager fees, selling commissions and organization and other offering costs.

Below is a summary of the expenses we have incurred in connection with the issuance and distribution of the registered securities since inception:

Type of Expense Amount
Selling commissions and dealer manager fees	$5,226,980
Other expenses incurred	3,154,938
Total offering costs incurred from inception through December 31, 2016	$8,381,918

Cumulatively through December 31, 2016, we have used the net offering proceeds of $64.6 million (including aggregate advances from our Sponsor of $12.6 million under the Subordinated Agreement), after deduction of offering expenses paid since inception of $8.4 million, as follows:

Cash	$21,296,016
Cash distributions not funded by operations	388,120
Investment in related party	37,000,000
Deposit on Real Estate Investment	5,687,250
Other uses (primarily timing of payables)	277,740
Total uses	$64,649,126

As of March 15, 2017, we have sold 8.2 million shares of common stock at an aggregate price of $78.7 million, including 107,947 shares of common stock at an aggregate price of approximately $1,022,946 under our DRIP.

ITEM 6. SELECTED FINANCIAL DATA:

The following selected financial data are qualified by reference to and should be read in conjunction with our consolidated financial statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Lightstone Real Estate Income Trust Inc.

Selected Financial Data

			For the Period
			September 9,
			2014
	For the Year	For the Year	(date of inception)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2016	2015	2014
Operating Data:
Investment income	$1,928,708	$49,333	$-
Net income/(loss)	$1,537,999	$(113,824)	$-

Basic and diluted net income/(loss) per Company's common share	$0.53	$(0.45)	$-
Dividends declared on Company's common shares	$2,306,267	$187,053	$-
Weighted average common shares outstanding-basic and diluted	2,894,887	251,901	6,082

Balance Sheet Data:
Total assets	$64,721,649	$5,213,448	$200,000
Subordinated advances - related party	$12,703,876	$-	$-
Company's Stockholder's Equity	$51,336,772	$4,130,737	$200,000

Other financial data:
Funds from operations (FFO) attributable to Company's common shares	$1,537,999	$(113,824)	$-

1.	For more information about FFO and MFFO, including a reconciliation to our GAAP net income/(loss) for each period reported, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Funds from Operations and Modified Funds from Operations.”

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” above for a description of these risks and uncertainties.

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

Our registration statement on Form S-11 (the “Offering”), pursuant to which we are offering to sell up to 30,000,000 shares of our common stock, par value $0.01 per share (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for an initial price of $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment plan (the “DRIP”) at an initial purchase price of $9.50 per share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on February 26, 2015. As of December 31, 2016, we had received gross proceeds of $60.4 million from the sale of 6.4 million (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein (“Lichtenstein”) our sponsor, who does business through The Lightstone Group, LLC (the “Sponsor”) and majority owns the limited liability company of that name.

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

During the first quarter of 2016, the Sponsor commenced making advances under the Subordinated Agreement and as of December 31, 2016 an aggregate of approximately $12.6 million of Subordinated Advances had been funded, which along with the related accrued interest of $71,863 are classified as a liability on the consolidated balance sheet.

Capital required for the purchase of real estate and real estate related investments is expected to be obtained from the public offering of shares of our common stock, and from any indebtedness that we may incur in connection with the acquisition of any real estate and real estate related investments.

We initially expected to offer the Common Shares offered in our Primary Offering over a two-year period, or until February 26, 2017. However, because we had not sold all the Common Shares offered in our Primary Offering within two years, we will continue the Primary Offering for an additional year, until February 26, 2018, provided that the Offering will be terminated if all 30.0 million shares of our common stock are sold before such date. We reserve the right to reallocate the shares of common stock we are offering between the Primary Offering and the DRIP. Additionally, the Offering may be terminated at any time.

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

Acquisitions and Investment Strategy

We were formed to primarily originate, acquire and manage a diverse portfolio of real estate-related investments such as mezzanine loans, first lien mortgage loans, second lien mortgage loans, bridge loans and preferred equity interests, in each case with a focus on investments intended to finance development or redevelopment opportunities some of which have been and may be with related parties. We may also invest in debt and derivative securities related to real estate assets, such as CMBS; CDOs; debt securities issued by real estate companies; and credit default swaps. We will focus our origination and acquisition activity on real estate-related investments secured by or related to properties located in the United States, and primarily related-party investments. We sometimes refer to the foregoing types of investments as our targeted investments. We will target investments that generally will offer predictable current cash flow and attractive risk-adjusted returns based on the underwriting criteria established and employed by our Advisor, which may include the anticipated leverage point, market and economic conditions, the location and quality of the underlying collateral and the borrower’s exit or refinancing plan. Our ability to execute our investment strategy is enhanced through access to our sponsor’s extensive experience in financing real estate projects it has sponsored, as opposed to a strategy that relies solely on buying assets in the open market from third-party originators. We seek to build a portfolio that includes some of or all the following investment characteristics: (a) provides current income; (b) is secured by high-quality commercial real estate; (c) includes subordinate capital investments by strong sponsors that support our investments and provide downside protection; and (d) possesses strong structural features that maximize repayment potential, such as a clear exit or refinancing plan by the borrower.

We intend to invest in real estate-related loans and debt securities both by directly originating them and by purchasing them from third-party sellers. Although we generally prefer the benefits of direct origination, situations may arise to purchase real estate-related loans and debt securities, possibly at discounts to par, which compensate for the lack of control or structural enhancements typically associated with directly structured investments. Although the Company expects that most of its investments will be of these types, it may make other investments. In fact, it may invest in whatever types of real estate-related investments that it believes are in its best interests.

Preferred Investment

105-109 W. 28th Street Preferred Investment

On November 25, 2015, we entered into an agreement (the “Moxy Transaction”) with various related party entities that provides for us to make aggregate preferred equity contributions (the “105-109 W. 28th Street Preferred Investment”) of up to $20.0 million in various affiliates of its Sponsor (the “Moxy Developer”) which owns a parcel of land located at 105-109 W. 28thStreet, New York, NY at which they intend to develop a 343-room Marriott Moxy hotel. The 105-109 W. 28th Street Preferred Investment is made pursuant to an instrument that entitles us to monthly preferred distributions at a rate of 12% per annum and we can redeem on the earlier of (i) the date that is two years from the date of our final contribution or (ii) the third anniversary of 105-109 W. 28th Street Preferred Investment. We may also request redemption or a restructuring of the agreement prior to the acceptance of any construction financing. On June 30, 2016, we and the Developer amended the Moxy Transaction so that our contributions would become redeemable on the fifth anniversary of the Moxy Transaction. The 105-109 W. 28th Street Preferred Investment is classified as a held-to-maturity security and recorded at cost.

On August 30, 2016, we and the Developer amended the Moxy Transaction so that our total aggregate contributions under the 105-109 W. 28th Street Preferred Investment would increase by $17.0 million to $37.0 million.

We made an initial contribution of $4.0 million during the fourth quarter of 2015 and additional contributions of $33.0 million during the year ended December 31, 2016. As of December 31, 2016 and 2015, the 105-109 W. 28th Street Preferred Investment had an outstanding balance of $37.0 million and $4.0 million, respectively, which is classified in investment in related party on the consolidated balance sheets. We have funded contributions using proceeds from its Offering and draws under the Subordinated Agreement. During the years ended December 31, 2016 and 2015, we recorded $1,928,708 and $49,333, respectively, of investment income related to the 105-109 W. 28th Street Preferred Investment. Our Advisor elected to waive the acquisition fee associated with this transaction.

The Cove Transaction

On September 29, 2016, we, through our wholly owned subsidiary, REIT Cove LLC (“REIT Cove”) along with LSG Cove LLC (“LSG Cove”), an affiliate of our Sponsor and a related party, and Maximus Cove Investor LLC (“Maximus”), an unrelated third party (collectively, the “Buyer”), entered into an agreement of sale and purchase (the “Cove Transaction”) with an unrelated third party, RP Cove, L.L.C (the “Seller”), pursuant to which the Buyer would acquire the Seller’s membership interest in RP Maximus Cove, L.L.C. (the “Joint Venture”) for approximately $255.0 million. The Joint Venture owns and operates The Cove at Tiburon (“The Cove”), a 281-unit, luxury waterfront multifamily rental property located in Tiburon, California. Prior to entering into the Cove Transaction, Maximus previously owned a separate noncontrolling interest in the Joint Venture.

On January 31, 2017, REIT Cove entered into an Assignment and Assumption Agreement (the “Assignment”) with another one of our wholly owned subsidiaries, REIT IV COVE LLC (“REIT IV Cove”) and REIT III COVE LLC (“REIT III Cove”), a subsidiary of the operating partnership of Lightstone Value Plus Real Estate Investment Trust III, Inc., a real estate investment trust also sponsored by our Sponsor and a related party, and together with REIT IV Cove, collectively, the “Assignees”. Under the terms of the Assignment, the Assignees were assigned the rights and obligations of REIT Cove with respect to the Cove Transaction.

On January 31, 2017, REIT IV Cove, REIT III Cove, LSG Cove, and Maximus (the “Members”) completed the Cove Transaction for aggregate consideration of approximately $255.0 million, which consisted of $80 million of cash and $175 million of proceeds from a loan from a financial institution. We paid approximately $20.0 million for a 22.5% membership interest in the Joint Venture.

Our interest in the Joint Venture is a non-managing interest, because we exert significant influence over but do not control the Joint Venture, we will account for our ownership interest in the Joint Venture in accordance with the equity method of accounting. All distributions of earnings from the Joint Venture will be made on a pro rata basis in proportion to each Member’s equity interest percentage. Any distributions in excess of earnings from the Joint Venture will be made to the Members pursuant to the terms of the Joint Venture’s operating agreement. An affiliate of Maximus is the asset manager of The Cove and receives certain fees as defined in the Property Management Agreement for the management of The Cove. We will commence recording our allocated portion of profit and cash distributions beginning as of January 31, 2017 with respect to our membership interest of 22.5% in the Joint Venture.

In connection with the closing of the Cove Transaction, the Joint Venture simultaneously entered into a $175.0 million loan (the “Loan”) initially scheduled to mature on January 31, 2020 with two, one-year extension options, subject to certain conditions. The Loan requires monthly interest payments through its maturity date.  The Loan bears interest at Libor plus 3.85% through its initial maturity and Libor plus 4.15% during each of the extension periods. The Loan is collateralized by The Cove and an affiliate of our Sponsor (the “Guarantor”) has guaranteed the Joint Venture‘s obligation to pay the outstanding balance of the Loan up to approximately $43.8 million (the “Loan Guarantee”). The Members have agreed to reimburse the Guarantor for any balance that may become due under the Loan Guarantee, of which our share is up to approximately $10.9 million.

The Cove is a multi-family complex consisting of 281-units, or 289,690 square feet, contained within 32 apartment buildings over 20.1 acres originally constructed in 1967. As of January 31, 2017, The Cove was 81.5% occupied. The average remaining term for existing leases in The Cove is 4 months and the average rental price per square foot is $4.47.

Starting in 2013, approximately $38 million has been invested in an extensive refurbishment of The Cove; of which to date, 97% of the apartment buildings have been completed. The Members intend to use the remaining proceeds from the Loan and to invest additional capital if necessary to complete the refurbishment of The Cove. The Guarantor provided an additional guarantee of up to approximately $13.4 million (the “Refurbishment Guarantee”) to provide the necessary funds to complete the remaining renovations as defined in the Loan. The Members have agreed to reimburse the Guarantor for any balance that may become due under the Refurbishment Guarantee, of which our share is up to approximately $3.3 million.

During the year ended December 31, 2016, the Buyer made nonrefundable deposits of approximately $12.6 million which were applied towards the Cove Transaction, of which our share was approximately $5.7 million which is included in deposits and other assets on the consolidated balance sheet as of December 31, 2016.

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

Critical Accounting Estimates and Policies

General.

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our consolidated financial statements requires us to make estimates and judgments about the effects of matters or future events that are inherently uncertain. These estimates and judgments may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

Revenue Recognition

Real Estate-Related Debt Investments

Interest income will be recognized on an accrual basis and any related premium, discount, origination costs and fees will be amortized over the life of the investment using the effective interest method. The amortization will be reflected as an adjustment to interest income in our consolidated statements of operations. The amortization of a premium or accretion of a discount will be discontinued if such debt investment is reclassified to held for sale.

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

Under the equity method, the investment will be recorded initially at cost, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. The net income or loss of each investor will be allocated in accordance with the provisions of the operating agreement of the entity. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences between the carrying amount of our investment in the respective joint venture and our share of the underlying equity of such unconsolidated entity will be amortized over the respective lives of the underlying assets as applicable. These items will be reported as a single line item in the consolidated statements of operations as income or loss from investments in unconsolidated affiliated entities. Under the cost method of accounting, the investment will be recorded initially at cost, and subsequently adjusted for cash contributions and distributions resulting from any capital events. Dividends earned from the underlying entity will be recorded as interest income.

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

Income Taxes

We currently intend to elect to be taxed as a REIT in conjunction with the filing of our 2016 U.S. federal income tax return. As a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, or the Code, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.

As of December 31, 2016 and 2015, we had no material uncertain income tax positions. Additionally, as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

To qualify and maintain our qualification as a REIT, we engage in certain activities through taxable REIT subsidiaries (“TRSs”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Results of Operations

We were incorporated in the State of Maryland on September 9, 2014 and broke escrow on June 12, 2015. During the fourth quarter of 2015 we made our first real estate-related investment, the 105-109 W. 28th Street Preferred Investment and we did not make any additional real estate-related investment through December 31, 2016. We did not have any results of operations for periods prior to 2015.

For the Year Ended December 31, 2016 vs. December 31, 2015

Investment income

Investment income, which was attributable to the 105-109 W. 28th Street Preferred Investment, was $1,928,708 for the year ended December 31, 2016 compared to $49,333 for the same period in 2015.

General and administrative expenses

General and administrative expense increased by $155,689 to $318,846 during the year ended December 31, 2016 compared to $163,157 for the same period in 2015. The increase reflects higher board of directors’ fees in the 2016 period and an increase in accounting, legal and corporate filing fees in the 2016 period.

Interest Expense

Interest expense, which was attributable to the Subordinated Advances – related party, was $71,863 for the year ended December 31, 2016.

Financial Condition, Liquidity and Capital Resources

Overview:

For the year ended December 31, 2016, our primary source of funds was (i) $53.6 million of proceeds from our sale of shares of common stock under our Offering and approximately $12.6 million of Subordinated Advances funded by our Sponsor.

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

Our future sources of funds will primarily consist of (i) proceeds from our sale of shares of common stock under our Offering, (ii) cash flows from our operations and (iii) proceeds from Subordinated Advances and (iv) our DRIP. We currently believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

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

The following table represents the selling commissions and dealer manager fees and other offering costs for the periods indicated:

	For the Year Ended December 31,
	2016	2015
Selling commissions and dealer manager fees	$4,968,164	$258,816
Other offering costs	$1,044,980	$2,109,958

Since commencement of our Offering through December 31, 2016, we have incurred approximately $5.2 million in selling commissions and dealer manager fees and $3.2 million of other offering costs.

We currently expect that organization and offering expenses, other than selling commissions and the dealer manager fee, will amount to approximately 2.0% of our gross offering proceeds assuming we sell the maximum amount of the Offering. In no event will our organization and offering expenses ultimately exceed 15.0% of gross offering proceeds. However, during the initial stage of our Offering, our organization and offering expenses may temporarily exceed 15.0% of gross offering proceeds since many of the expenses incurred in relation to the Offering were incurred prior to the sale of shares of our common stock.

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

We have agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities. Furthermore, the Advisor has and is expected to continue to advance certain organization and offering costs on our behalf to the extent we do not have sufficient funds to pay such costs. As of December 31, 2015, we owed the Advisor and its affiliated entities an aggregate of $865,436, which was principally for organization and offering costs paid on our behalf, and is classified as due to related parties on the consolidated balance sheets.

During the first quarter of 2015, prior to breaking escrow, we paid $33,260 related to organization and offering expenses that the Advisor reimbursed us for during the second quarter of 2015.

During the years ended December 31, 2016 and 2015, we paid $36,298 and $109,235 to an affiliate of the Sponsor for the Sponsor’s marketing expenses related to the offering that were recorded as a reduction to additional paid in capital.

Summary of Cash Flows. The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2016	Year Ended December 31, 2015

Cash flows provided by/(used in) operating activities	$1,433,377	$(48,495)
Cash flows used in investing activities	(38,687,250)	(4,000,000)
Cash flows provided by financing activities	57,915,099	5,061,509
Net change in cash and cash equivalents	20,661,226	1,013,014
Cash and cash equivalents, beginning of the year	1,213,014	200,000
Cash and cash equivalents, end of the year	$21,874,240	$1,213,014

Our principal sources of cash flow were derived from our net offering proceeds received and Subordinated Advances funded by our Sponsor. In the future, we expect to make real estate-related investments which should provide a relatively consistent stream of cash flow to provide us with resources to fund our operating expenses, scheduled debt service and any monthly distributions authorized by our Board of Directors.

Our principal demands for liquidity are currently for real estate-related investments, including our investment in The Cove.

Operating activities

The net cash provided by operating activities of $1.4 million during the 2016 period primarily related to our net income of $1.5 million partially offset by changes in assets and liabilities of $104,622.

Investing activities

During the 2016 period we made additional contributions of $33.0 million to the 105-109 W. 28th Street Preferred Investment and a payment of approximately $5.7 million representing our share of a nonrefundable deposit made towards the Cove Transaction.

Financing activities

The net cash provided by financing activities of $57.9 million principally consists of proceeds from the issuance of our common stock of $53.6 million and funding under the Subordinated Agreement of $12.6 million; partially offset by the payment of selling commissions, dealer manager fees and other offering costs of approximately $6.8 and distributions of $1.4 million to common stockholders.

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Distribution Reinvestment and Share Repurchase Programs

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock, at an initial purchase price of $9.50 per common share, which is equal to 95% of our Offering price of $10.00 per common share, by reinvesting their distributions. In connection with our Offering, 10,000,000 Common Shares were reserved for issuance under our DRIP and as of December 31, 2016, 59,222 shares of common stock had been issued under our DRIP and 9,940,778 shares remained available for issuance.

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our date of inception through December 31, 2015, we did not receive any requests to redeem shares of our common stock under our share repurchase program. For the year ended December 31, 2016 we repurchased 18,798 shares of common stock, pursuant to our share repurchase program. We repurchased the shares at an average price per share of $9.75 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP.

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

We believe that the use of FFO provides a more complete understanding of our performance to investors and to management and reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.

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

Because of these factors, the Investment Program Association (the "IPA"), an industry trade group, published a standardized measure of performance known as modified funds from operations ("MFFO"), which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that both before and after we have deployed all of our offering proceeds and are no longer incurring a significant amount of acquisition fees or other related costs, it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. MFFO is not equivalent to our net income or loss as determined under GAAP.

We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction-related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and acquisition and transaction-related fees and expenses (which includes costs incurred in connection with strategic alternatives), amounts relating to deferred rent receivables and amortization of market lease and other intangibles, net (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), accretion of discounts and amortization of premiums on debt investments and borrowings, mark-to-market adjustments included in net income (including gains or losses incurred on assets held for sale), gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Certain of the above adjustments are also made to reconcile net income (loss) to net cash provided by (used in) operating activities, such as for the amortization of a premium and accretion of a discount on debt and securities investments, amortization of fees, any unrealized gains (losses) on derivatives, securities or other investments, as well as other adjustments.

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

Not all REITs, including publicly registered, non-listed REITs, calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs, including publicly registered, non-listed REITs, may not be meaningful. Furthermore, FFO and MFFO are not indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as determined under GAAP as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. FFO and MFFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The methods utilized to evaluate the performance of a publicly registered, non-listed REIT under GAAP should be construed as more relevant measures of operational performance and considered more prominently than the non-GAAP measures, FFO and MFFO, and the adjustments to GAAP in calculating FFO and MFFO.

Neither the SEC, NAREIT, the IPA nor any other regulatory body or industry trade group has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, NAREIT, the IPA or another industry trade group may publish updates to the White Paper or the Practice Guidelines or the SEC or another regulatory body could standardize the allowable adjustments across the publicly registered, non-listed REIT industry, and we would have to adjust our calculation and characterization of FFO or MFFO accordingly.

The following table presents a reconciliation of FFO and MFFO to net loss:

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Net income/(loss)	$1,537,999	$(113,824)
FFO adjustments:
None	-	-
FFO	1,537,999	(113,824)
MFFO adjustments:

Other adjustments:
Acquisition and other transaction related costs expensed	4,348	-
MFFO	1,542,347	(113,824)
Straight-line rent(1)	-	-
MFFO - IPA recommended format	$1,542,347	$(113,824)

Net income/(loss)	$1,537,999	$(113,824)
Net income/(loss) per common share, basic and diluted	$0.53	$(0.45)

FFO	$1,537,999	$(113,824)
FFO per common share, basic and diluted	$0.53	$(0.45)

Weighted average number of common shares outstanding, basic and diluted	2,894,887	251,901

(1)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions declared and cumulative FFO:

For the period September 9, 2014
(date of inception) through
December 31, 2016

FFO	$1,424,175
Cumulative distributions declared	$2,493,320

New Accounting Pronouncements

See Note 2 to the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2017 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

Subsequent Events

See the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from January 1, 2017 through the date of the financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. As of December 31, 2016, we do not have any long-term debt, but anticipate incurring long-term debt in the future. Our interest rate risk management objectives with respect to our long-term debt will be to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not anticipate having any foreign operations and thus we do not expect to be exposed to foreign currency fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Lightstone Real Estate Income Trust Inc. and Subsidiaries

(a Maryland corporation)

Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Lightstone Real Estate Income Trust Inc.

We have audited the accompanying consolidated balance sheets of Lightstone Real Estate Income Trust Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lightstone Real Estate Income Trust Inc. and Subsidiaries as of December 31, 2016 and 2015 and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Iselin, New Jersey

March 27, 2017

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015

Assets

Investment in related party	$37,000,000	$4,000,000
Cash	21,874,240	1,213,014
Deposit and other assets	5,818,713	434
Due from related parties	28,696	-

Total Assets	$64,721,649	$5,213,448

Liabilities and Stockholders' Equity

Accounts payable and other accrued expenses	$267,726	$171,105
Due to related parties	-	865,436
Distributions payable	413,275	46,170
Subordinated advances - related party	12,703,876	-

Total liabilities	13,384,877	1,082,711

Commitments and Contingencies

Stockholders' Equity:

Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized, 6,397,005 and 723,975 shares issued and outstanding, respectively	63,970	7,240
Additional paid-in-capital	52,616,396	4,425,374
Subscription receivable	(274,449)	(1,000)
Accumulated deficit	(1,069,145)	(300,877)

Total Stockholders' Equity	51,336,772	4,130,737

Total Liabilities and Stockholders' Equity	$64,721,649	$5,213,448

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2016	For the year ended December 31, 2015

Investment income	$1,928,708	$49,333

Expenses:
General and administrative costs	318,846	163,157
Interest expense	71,863	-

Total expenses	390,709	163,157

Net income/(loss)	$1,537,999	$(113,824)

Net income/(loss) per common share, basic and diluted	$0.53	$(0.45)

Weighted average number of common shares outstanding, basic and diluted	2,894,887	251,901

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common		Paid-In	Subscription	Accumulated	Total
	Shares	Amount	Capital	Receivable	Deficit	Equity

BALANCE, December 31, 2014	20,000	$200	$199,800	$-	$-	$200,000

Net loss	-	-	-	-	(113,824)	(113,824)
Distributions declared					(187,053)	(187,053)
Proceeds from offering	702,404	7,024	6,579,432	(1,000)	-	6,585,456
Shares issued from distribution reinvestment program	1,571	16	14,916	-	-	14,932
Selling commissions and dealer manager fees	-	-	(258,816)	-	-	(258,816)
Other offering costs	-	-	(2,109,958)	-	-	(2,109,958)

BALANCE, December 31, 2015	723,975	$7,240	$4,425,374	$(1,000)	$(300,877)	$4,130,737

Net income	-	-	-	-	1,537,999	1,537,999
Distributions declared	-	-	-	-	(2,306,267)	(2,306,267)
Proceeds from offering	5,634,177	56,342	53,842,682	(273,449)	-	53,625,575
Shares issued from distribution reinvestment program	57,651	576	544,548	-	-	545,124
Redemption and cancellation of shares	(18,798)	(188)	(183,064)	-		(183,252)
Selling commissions and dealer manager fees	-	-	(4,968,164)	-	-	(4,968,164)
Other offering costs	-	-	(1,044,980)	-	-	(1,044,980)

BALANCE, December 31, 2016	6,397,005	$63,970	$52,616,396	$(274,449)	$(1,069,145)	$51,336,772

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2016	For the year ended December 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$1,537,999	$(113,824)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Changes in assets and liabilities:
Increase in other assets	(131,029)	(434)
Increase in accounts payable and other accrued expenses	22,550	26,453
Increase in accrued interest on subordinated advances - related party	71,863	-
(Decrease)/increase in due to related parties	(68,006)	39,310
Net cash provided by/(used in) operating activities	1,433,377	(48,495)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in related party	(33,000,000)	(4,000,000)
Deposit on real estate investment	(5,687,250)	-
Cash used in investing activities	(38,687,250)	(4,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	53,625,575	6,585,456
Proceeds from subordinated advances - related party	12,632,013	-
Payment of commissions and offering costs	(6,765,199)	(1,397,996)
Redemption and cancellation of common stock	(183,252)	-
Distributions paid to Company's common stockholders	(1,394,038)	(125,951)
Net cash provided by financing activities	57,915,099	5,061,509

Net change in cash	20,661,226	1,013,014
Cash, beginning of year	1,213,014	200,000
Cash, end of year	$21,874,240	$1,213,014

Supplemental disclosure of cash flow information:
Distributions declared, but not paid	$413,275	$46,170
Commissions and other offering costs accrued but not paid	$218,723	$970,778
Subscription receivable	$273,449	$1,000
Value of shares issued from distribution reinvestment program	$545,124	$14,932

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and December 31, 2015

1. Organization

Lightstone Real Estate Income Trust Inc. (‘‘Lightstone Income Trust’’), incorporated on September 9, 2014, in Maryland, currently intends to elect to qualify and be taxed as a real estate investment trust (‘‘REIT’’) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2016.

Lightstone Income Trust sold 20,000 Common Shares to Lightstone Real Estate Income LLC, a Delaware limited liability company (the ‘‘Advisor’’), an entity majority owned by David Lichtenstein, on September 12, 2014, for $200,000, or $10.00 per share.

Mr. Lichtenstein also is a majority owner of the equity interests of Lightstone Income Trust’s sponsor, The Lightstone Group, LLC (the ‘‘Sponsor’’) which owns a diversified portfolio of over 120 properties containing approximately 10,000 multifamily units, 250,000 square feet of office space, 1.5 million square feet of industrial space, 31 hotels and 4.6 million square feet of retail space. The residential, office, industrial, hotel and retail properties are located in 26 states.  Based in New York and supported by a regional office in New Jersey, our Sponsor employs approximately 397 staff and professionals.

Subject to the oversight of the Company’s board of directors (the “Board of Directors”), the Advisor has primary responsibility for making investment decisions and managing the Company’s day-to-day operations. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control the Lightstone Income Trust.

Lightstone Income Trust, together with its subsidiaries is collectively referred to as the ‘‘Company’’ and the use of ‘‘we,’’ ‘‘our,’’ ‘‘us’’ or similar pronouns refers to Lightstone Income Trust or the Company as required by the context in which any such pronoun is used.

The Company’s registration statement on Form S-11 (the “Offering”), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock, par value $0.01 per share (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for an initial price of $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment program (the ‘‘DRIP’’) at an initial purchase price of $9.50 per share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on February 26, 2015. As of December 31, 2016, the Company had received gross proceeds of $60.4 million from the sale of 6.4 million shares of its common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor). The Company initially expected to offer the Common Shares offered in its Primary Offering over a two-year period, or until February 26, 2017. However, because the Company had not sold all the Common Shares offered in its Primary Offering within two years, the Company will continue the Primary Offering for an additional year, until February 26, 2018, provided that the Offering will be terminated if all 30.0 million shares of our common stock are sold before such date.  The Company reserves the right to reallocate the shares of common stock it is offering between the Primary Offering and the DRIP. Additionally, the Offering may be terminated at any time.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and December 31, 2015

The Company has and will continue to seek to originate, acquire and manage a diverse portfolio of real estate-related investments. The Company may invest in mezzanine loans, first lien mortgage loans, second lien mortgage loans, bridge loans and preferred equity interests, in each case with a focus on investments intended to finance development or redevelopment opportunities. The Company may also invest in debt and derivative securities related to real estate assets. The Company expects that a majority of its investments by value will be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly owned by, the Sponsor, by its affiliates or by real estate investment programs sponsored by it. Although the Company expects that most of its investments will be of these types, it may make other investments. In fact, it may invest in whatever types of real estate-related investments that it believes are in its best interests.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone Income Trust and its subsidiaries (over which it exercises financial and operating control).  All inter-company balances and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of real estate and investments in other real estate entities, depreciable lives of long-lived assets and revenue recognition. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

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

Investment income will be recognized on an accrual basis and any related premium, discount, origination costs and fees will be amortized over the life of the investment using the effective interest method. The amortization will be reflected as an adjustment to investment income in the Company’s statements of operations. The amortization of a premium or accretion of a discount will be discontinued if such debt investment is reclassified to held for sale.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and December 31, 2015

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

Deferred Financing Costs

The Company will capitalize initial direct costs associated with financing activities. The costs will be capitalized upon the execution of the loan, presented in the consolidated balance sheets as a direct deduction from the carrying value of the corresponding loan and amortized over the initial term of the corresponding loan. Amortization of deferred loan costs will begin in the period during which the loan is originated using the effective interest method over the term of the loan.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and December 31, 2015

Income Taxes

As of December 31, 2015, the Company was subject to federal income taxes as a regular (subchapter C) corporation. The Company intends to elect to be taxed as a REIT commencing with the taxable year ended December 31, 2016. If the Company qualifies as a REIT, it generally will not be subject to U.S. federal income tax on its taxable income or capital gain that it distributes to its stockholders. To maintain its REIT qualification, the Company must meet a number of organizational and operational requirements, including a requirement that it annually distribute to its stockholders at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If the Company fails to remain qualified for taxation as a REIT in any subsequent year and does not qualify for certain statutory relief provisions, its income for that year will be taxed at regular corporate rates, and it may be precluded from qualifying for treatment as a REIT for the four-year period following its failure to qualify as a REIT. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders.

As of December 31, 2016 and 2015, the Company had no material uncertain income tax positions. Additionally, even if the Company qualifies as a REIT for U.S. federal income tax purposes, it may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on its undistributed income.

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

New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance that clarifies the definition of a business and assists in the evaluation of whether a transaction will be accounted for as an acquisition of an asset or as a business combination. The guidance provides a test to determine when a set of assets and activities acquired is not a business. When substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. Under the updated guidance, an acquisition of a single property will likely be treated as an asset acquisition as opposed to a business combination and associated transaction costs will be capitalized rather than expensed as incurred. Additionally, assets acquired, liabilities assumed, and any noncontrolling interest will be measured at their relative fair values. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. This guidance will not have a material impact on the Company’s consolidated financial statements.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and December 31, 2015

In January 2017, FASB issued guidance that amends the Codification for SEC staff announcements made at recent Emerging Issues Task Force meetings. The SEC guidance that specifically relates to our consolidated financial statements was from the September 2016 meeting, where the SEC staff expressed their expectations about the extent of disclosures registrants should make about the effects of the new FASB guidance as well as any amendments issued prior to adoption, on revenue, leases and credit losses on financial investments. Registrants are required to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. In cases where a registrant cannot reasonably estimate the impact of the adoption, then additional qualitative disclosures should be considered. The adoption this guidance did not have a material effect on the Company's consolidated financial statements.

In August 2016, the issued FASB an accounting standards update which provides guidance on the classification of certain cash receipts and cash payments in the statement of cash flows, including those related to debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, and distributions received from equity method investees.  This guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years.  The guidance must be adopted on a retrospective basis and must be applied to all periods presented, but may be applied prospectively if retrospective application would be impracticable.  This guidance will not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued an accounting standards update which replaces the incurred loss impairment methodology currently in use with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company does not expect that this guidance will have a material impact on its consolidated financial statements.

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

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and December 31, 2015

3. Stockholders’ Equity

Preferred Stock

The Company’s charter authorizes the Company’s board of directors to designate and issue one or more classes or series of preferred stock without approval of the holders of Common Shares. On February 11, 2015, the Company amended and restated its charter to authorize the issuance of 50,000,000 shares of preferred stock. Prior to the issuance of shares of each class or series, the board of directors will be required by Maryland law and by the charter to set, subject to the charter restrictions on ownership and transfer of stock, the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of each class or series of preferred stock so issued, which may be more beneficial than the rights, preferences and privileges attributable to Common Shares. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. As of December 31, 2016 and 2015, the Company had no outstanding shares of preferred stock.

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

Holders of the Company’s Common Shares will be entitled to receive distributions as authorized from time to time by the Company’s board of directors and declared out of legally available funds, subject to any preferential rights of any preferred stock that the Company issues in the future. In any liquidation, each outstanding Common Share will entitle its holder to share (based on the percentage of Common Shares held) in the assets that remain after the Company pays its liabilities and any preferential distributions owed to preferred stockholders. Holders of Common Shares will not have preemptive rights, which means that there will be no automatic option to purchase any new Common Shares that the Company issues, nor will holders of Common Shares have any preference, conversion, exchange, sinking fund or redemption rights. Holders of Common Shares will not have appraisal rights unless the board of directors determines that appraisal rights apply, with respect to all or any classes or series of stock, to a particular transaction or all transactions occurring after the date of such determination in connection with which holders of such Common Shares would otherwise be entitled to exercise appraisal rights. Common Shares will be nonassessable by the Company upon its receipt of the consideration for which the board of directors authorized their issuance.

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

Distribution Declaration

On October 28, 2015, the Board of Directors authorized and the Company declared a distribution rate which is calculated based on stockholders of record each day during the applicable period at a rate of $0.002191781 per day, and equals a daily amount that, if paid each day for a 365-day period, would equal a 8.0% annualized rate based on a share price of $10.00. Our first distribution began to accrue on June 12, 2015 (date of breaking escrow) through November 30, 2015 (the end of the month following our initial real estate-related investment) and subsequent distributions have been paid on a monthly basis thereafter. The first distribution was paid on December 15, 2015 and subsequent distributions have been paid on or about the 15th day following each month end to stockholders of record at the close of business on the last day of the prior month.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and December 31, 2015

Total distributions declared during the year ended December 31, 2016 and 2015 were $2.3 million and $187,053, respectively.

On March 27, 2017, the Board of Directors authorized and the Company declared a distribution for each month during the three-month period ending June 30, 2017. The distributions will be calculated based on shareholders of record at a rate of $0.002191781 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 8.0% annualized rate based on a share price of $10.00 payable on or about the 15th day following each month end to stockholders of record at the close of business on the last day of the prior month. The Company’s stockholders have an option to elect the receipt of Common Shares under the Company’s DRIP.

Distribution Payments

On November 14, 2016, December 15, 2016 and January 14, 2017, the Company paid distributions for the months ended October 31, 2016, November 30, 2016 and December 31, 2016, respectively, totaling $1.1 million. The distributions were paid in full using a combination of cash and 39,794 shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $9.50 per share, equal to 95% of the Company’s current Offering price of $10.00 per common share. The distributions were paid from a combination of cash flows provided by operations ($576,436 or 52%) offering proceeds ($157,048 or 14%) and excess cash proceeds from the issuance of common stock through the Company’s DRIP ($378,047 or 34%).

4. Related Party Transactions and Other Arrangements

The Company has agreements with the Dealer Manager and the Advisor to pay certain fees, as follows, in exchange for services performed by these entities and other affiliated entities.

During the first quarter of 2015, prior to breaking escrow, the Company paid $33,260 related to organization and offering expenses that the Advisor reimbursed us for during the second quarter of 2015.

During the years ended December 31, 2016 and 2015, the Company paid $36,298 and $109,235, respectively, to an affiliate of the Sponsor for the Sponsor’s marketing expenses related to the Offering that were recorded as a reduction to additional paid in capital.

The Advisor has and will continue to advance the organization and offering costs to the extent that the Company does not have the funds to pay such costs.

Subsequent to June 12, 2015 (date of breaking escrow), the Company recorded any offering costs incurred ($0.8 million) from its inception through June 12, 2015 (date of breaking escrow) to stockholders’ equity as a reduction to additional paid in capital (“APIC”) as well as any organization costs incurred from its inception through June 12, 2015 (date of breaking escrow) as a general and administrative cost ($39,000) and a liability to the Advisor for any costs paid by the Advisor. For the year ended December 31, 2015, approximately $2.4 million has been incurred for offering costs, including the $0.8 million incurred from inception through June 12, 2015, which have been recorded as a reduction to APIC. The related liability was $0.9 million for these organization and offering costs as of December 31, 2015 and is included in due to related parties in the balance sheets.

The following table summarizes all the compensation and fees the Company may pay to the Dealer Manager or to the Advisor or its affiliates, including amounts to reimburse their costs in providing services.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and December 31, 2015

Organization and Offering Stage
Fees	Amount
Selling Commissions	The Dealer Manager receives selling commissions in an amount of up to 7% of the gross proceeds in the Primary Offering. The Dealer Manager will reallow all selling commissions to the participating broker-dealer who actually sold the Common Shares. Selling commissions are expected to be approximately $21.0 million if the maximum offering of 30 million shares of common stock is sold under the Offering. Alternatively, a participating broker-dealer may elect to receive a fee equal to 7.0% of the gross proceeds from the sale thereof, with either (a) 2.0% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale or (b) 3.0% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fourth anniversary of the closing of such sale. The total amount of all items of compensation from any source payable to our dealer manager or the participating broker-dealers will not exceed an amount that equals 10.0% of the gross proceeds of the offering (excluding Common Shares purchased through our DRIP). From the Company’s inception through December 31, 2016, the Company has incurred $3.5 million of selling commissions.

Dealer Manager Fee	The Dealer Manager receives a dealer manager fee in an amount of up to 3% of gross proceeds in the Primary Offering. The Dealer Manager, in its sole discretion, may reallow all or any portion of the dealer manager fee to participating broker-dealers as a marketing fee. No dealer manager fee is paid with respect to sales under the DRIP. The aggregate estimated dealer manager fee is expected to be approximately $9.0 million if the maximum offering of 30 million Common Shares is sold under the Offering. From the Company’s inception through December 31, 2016, the Company has incurred $1.7 million of dealer manager fees.

Organization and Offering Expenses	The Company reimburses the Advisor for all organization and offering expenses that it funds in connection with the Offering, other than the selling commissions and dealer manager fee. The Company expects that such organization and offering expenses, other than selling commissions and dealer manager fee, will amount to approximately 2% of gross offering proceeds. In no event will aggregate organization and offering expenses (inclusive of selling commissions and dealer manager fees) exceed 15% of gross offering proceeds over the life of the Offering. From the Company’s inception through December 31, 2016, approximately $3.2 million of organization and offering costs have been incurred.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and December 31, 2015

Operational Stage
Fees	Amount
Acquisition Fee	The Company pays to the Advisor or its affiliates 1% of the amount funded by us to originate or acquire an investment (including the Company’s pro rata share (direct or indirect) of debt incurred in respect of such investment, but excluding acquisition fees and acquisition expenses). Notwithstanding the foregoing, the Company will not pay any acquisition fee to the Advisor or any of its affiliates with respect to any transaction between the Company and the Sponsor, any of its affiliates or any program sponsored by it. Assuming no origination or acquisition transactions between the Company and the Sponsor, any of its affiliates or any program sponsored by it, the estimated aggregate acquisition fees are expected to be approximately $10.6 million, if the maximum offering of 30 million Common Shares is sold under the Offering, assuming an aggregate long-term permanent leverage of approximately 75%.

Acquisition Expenses	The Company reimburses the Advisor for expenses actually incurred related to selecting, originating or acquiring investments on the Company’s behalf, regardless of whether the Company actually acquires the related investments. In addition, the Company pays third parties, or reimburses the Advisor or its affiliates, for any investment-related expenses due to third parties, including, but not limited to, legal fees and expenses, travel and communications expenses, accounting fees and expenses and other closing costs and miscellaneous expenses, regardless of whether the Company acquires the related investments. The Company estimates that total acquisition expenses (including those paid to third parties, as described above) will be approximately 0.6% of the amount funded by us to originate or acquire an investment (including the Company’s pro rata share (direct or indirect) of debt attributable to such investment, but excluding acquisition fees and acquisition expenses). In no event will the total of all acquisition fees and acquisition expenses (including those paid to third parties, as described above) with respect to a particular investment be unreasonable or, except in limited circumstances, exceed 5% of the amount funded by us to originate or acquire an investment (including the Company’s pro rata share (direct or indirect) of debt attributable to such investment, but exclusive of acquisition fees and acquisition expenses). The estimated aggregate acquisition expenses are expected to be approximately $6.3 million, if the maximum offering of 30 million Common Shares is sold under the Offering, assuming an aggregate long-term permanent leverage of approximately 75%.

Asset Management Fee	The Company pays the Advisor or its assignees a monthly asset management fee equal to one-twelfth (1⁄12) of 1% of the cost of the Company’s assets. The cost of the Company’s assets means the amount funded by the Company for investments, including expenses and any financing attributable to such investments, less any principal received on such investments.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and December 31, 2015

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

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and December 31, 2015

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

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and December 31, 2015

Liquidation/Listing Stage (continued)
Fees	Amount
Subordinated Fee upon Termination or Non- Renewal of the Advisory Agreement	Upon termination or non-renewal of the advisory agreement with or without cause, including for poor performance by the Advisor, the Advisor will be entitled to receive a fee equal to 15% of the amount by which the sum of the market value of the Company’s investments (as of the date of termination or non-renewal) plus distributions attributable to net sales proceeds paid to holders of Common Shares exceeds the sum of the aggregate capital contributed by them plus an amount equal to an 8% annual cumulative, pre-tax, non-compounded return; provided, however, that the subordinated fee upon termination or non-renewal of the advisory agreement will not be paid unless and until holders of Common Shares receive a return of the aggregate capital contributed by them plus 8% annually thereon.

The following table represents the selling commissions and dealer manager fees and other offering costs for the periods indicated:

	For the Year Ended December 31,
	2016	2015
Selling commissions and dealer manager fees	$4,968,164	$258,816
Other offering costs	$1,044,980	$2,109,958

Since commencement of our Offering through December 31, 2016, we have incurred approximately $5.2 million in selling commissions and dealer manager fees and $3.2 million of other offering costs.

The Cove Transaction

On September 29, 2016, the Company, through its wholly owned subsidiary, REIT Cove LLC (“REIT Cove”) along with LSG Cove LLC (“LSG Cove”), an affiliate of the Company’s Sponsor and a related party, and Maximus Cove Investor LLC (“Maximus”), an unrelated third party (collectively, the “Buyer”), entered into an agreement of sale and purchase (the “Cove Transaction”) with an unrelated third party, RP Cove, L.L.C (the “Seller”), pursuant to which the Buyer would acquire the all of the Seller’s membership interest in RP Maximus Cove, L.L.C. (the “Joint Venture”) for approximately $255.0 million. The Joint Venture owns and operates The Cove at Tiburon (“The Cove”), a 281-unit, luxury waterfront multifamily rental property located in Tiburon, California. Prior to entering into the Cove Transaction, Maximus previously owned a separate noncontrolling interest in the Joint Venture.

On January 31, 2017, REIT Cove entered into an Assignment and Assumption Agreement (the “Assignment”) with another one of the Company’s wholly owned subsidiaries, REIT IV COVE LLC (“REIT IV Cove”) and REIT III COVE LLC (“REIT III Cove”), a subsidiary of the operating partnership of Lightstone Value Plus Real Estate Investment Trust III, Inc., a real estate investment trust also sponsored by the Company’s Sponsor and a related party, and together with REIT IV Cove, collectively, the “Assignees”. Under the terms of the Assignment, the Assignees were assigned the rights and obligations of REIT Cove with respect to the Cove Transaction.

On January 31, 2017, REIT IV Cove, REIT III Cove, LSG Cove, and Maximus (the “Members”) completed the Cove Transaction for aggregate consideration of approximately $255.0 million, which consisted of $80 million of cash and $175 million of proceeds from a loan from a financial institution. The Company paid approximately $20.0 million for a 22.5% membership interest in the Joint Venture.

The Company’s interest in the Joint Venture is a non-managing interest, because it exerts significant influence over but does not control the Joint Venture, the Company will account for its ownership interest in the Joint Venture in accordance with the equity method of accounting. All distributions of earnings from the Joint Venture will be made on a pro rata basis in proportion to each Member’s equity interest percentage. Any distributions in excess of earnings from the Joint Venture will be made to the Members pursuant to the terms of the Joint Venture’s operating agreement. An affiliate of Maximus is the asset manager of The Cove and receives certain fees as defined in the Property Management Agreement for the management of The Cove. The Company will commence recording its allocated portion of profit and cash distributions beginning as of January 31, 2017 with respect to its membership interest of 22.5% in the Joint Venture.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and December 31, 2015

In connection with the closing of the Cove Transaction, the Joint Venture simultaneously entered into a $175.0 million loan (the “Loan”) initially scheduled to mature on January 31, 2020 with two, one-year extension options, subject to certain conditions. The Loan requires monthly interest payments through its maturity date.  The Loan bears interest at Libor plus 3.85% through its initial maturity and Libor plus 4.15% during each of the extension periods. The Loan is collateralized by The Cove and an affiliate of the Company’s Sponsor (the “Guarantor”) has guaranteed the Joint Venture‘s obligation to pay the outstanding balance of the Loan up to approximately $43.8 million (the “Loan Guarantee”). The Members have agreed to reimburse the Guarantor for any balance that may become due under the Loan Guarantee, of which the Company’s share is up to approximately $10.9 million.

The Cove is a multi-family complex consisting of 281-units, or 289,690 square feet, contained within 32 apartment buildings over 20.1 acres originally constructed in 1967. As of January 31, 2017, The Cove was 81.5% occupied. The average remaining term for existing leases in The Cove is 4 months and the average rental price per square foot is $4.47.

Starting in 2013, approximately $38 million has been invested in an extensive refurbishment of The Cove; of which to date, 97% of the apartment buildings have been completed. The Members intend to use the remaining proceeds from the Loan and to invest additional capital if necessary to complete the refurbishment of The Cove. The Guarantor provided an additional guarantee of up to approximately $13.4 million (the “Refurbishment Guarantee”) to provide the necessary funds to complete the remaining renovations as defined in the Loan. The Members have agreed to reimburse the Guarantor for any balance that may become due under the Refurbishment Guarantee, of which the Company’s share is up to approximately $3.3 million.

During the year ended December 31, 2016, the Buyer made nonrefundable deposits of approximately $12.6 million which were applied towards the Cove Transaction, of which the Company’s share was approximately $5.7 million which is included in deposits and other assets on the consolidated balance sheet as of December 31, 2016.

Investment in Related Party

105-109 W. 28th Street Preferred Investment

On November 25, 2015, the Company entered into an agreement (the “Moxy Transaction”) with various related party entities that provides for the Company to make aggregate preferred equity contributions (the “105-109 W. 28th Street Preferred Investment”) of up to $20.0 million in various affiliates of its Sponsor (the “Moxy Developer”) which owns a parcel of land located at 105-109 W. 28thStreet, New York, NY at which they intend to develop a 343-room Marriott Moxy hotel. The 105-109 W. 28th Street Preferred Investment is made pursuant to an instrument that entitles the Company to monthly preferred distributions at a rate of 12% per annum and was redeemable by the Company at the earlier of (i) the date that is two years from the date of the Company’s final contribution or (ii) the third anniversary of 105-109 W. 28th Street Preferred Investment. The Company may also request redemption or a restructuring of the agreement prior to the acceptance of any construction financing. On June 30, 2016, the Company and the Developer amended the Moxy Transaction so that the Company’s contributions would become redeemable on the fifth anniversary of the Moxy Transaction. The 105-109 W. 28th Street Preferred Investment is classified as a held-to-maturity security and recorded at cost.

On August 30, 2016, the Company and the Developer amended the Moxy Transaction so that Company’s total aggregate contributions under the 105-109 W. 28th Street Preferred Investment would increase by $17.0 million to $37.0 million.

The Company made an initial contribution of $4.0 million during the fourth quarter of 2015 and additional contributions of $33.0 million during the year ended December 31, 2016. As of December 31, 2016 and 2015, the 105-109 W. 28th Street Preferred Investment had an outstanding balance of $37.0 million and $4.0 million, respectively, which is classified in investment in related party on the consolidated balance sheets. The Company funded the contributions using proceeds from its Offering . During the years ended December 31, 2016 and 2015, the Company recorded $1,928,708 and $49,333, respectively, of investment income related to the 105-109 W. 28th Street Preferred Investment. The Company’s Advisor elected to waive the acquisition fee associated with this transaction.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and December 31, 2015

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

During the first quarter of 2016, the Sponsor commenced making advances under the Subordinated Agreement and as of December 31, 2016 an aggregate of approximately $12.6 million of Subordinated Advances had been funded, which along with the related accrued interest of $71,863 are classified as a liability on the consolidated balance sheet.

5. Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and December 31, 2015

6. Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2016 and 2015:

	2016
	Year ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31,	December 31,	September 30,	June 30,	March 31,
Investment income	$1,928,708	$825,575	$600,366	$347,634	$155,133
Net income	$1,537,999	$675,206	$493,955	$275,357	$93,481
Net income applicable to Company's common shares	$1,537,999	$675,206	$493,955	$275,357	$93,481
Net income per common share, basic and diluted	$0.53	$0.12	$0.13	$0.20	$0.11

	2015
	Year ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31,	December 31,	September 30,	June 30,	March 31,
Investment income	$49,333	$49,333	$-	$-	$-
Net loss	$(113,824)	$(15,475)	$(45,678)	$(47,258)	$(5,413)
Net loss applicable to Company's common shares	$(113,824)	$(15,475)	$(45,678)	$(47,258)	$(5,413)
Net loss per common share, basic and diluted	$(0.45)	$(0.03)	$(0.14)	$(0.78)	$(0.27)

PART II. CONTINUED:

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2016, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Previously, our Chief Executive Officer and our Chief Financial Officer had concluded that, at March 31, 2016, June 30, 2016 and September 30, 2016, our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information we were required to disclose in the reports that we filed or submitted under the Exchange Act, and our disclosure controls and procedures were also not effective to ensure that information we disclosed in the reports we filed or submitted under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

In connection with our management’s assessment of our internal control over financial reporting as of March 31, 2016, June 30, 2016 and September 30, 2016, we identified a material weakness in our internal control over financial reporting pertaining to our accounting for a significant and unusual transaction related to advances made under a subordinated agreement which we entered into with our sponsor on March 18, 2016. Our control activities were not designed appropriately to ensure that our related accounting conclusions were sufficiently documented and reviewed for compliance with U.S. generally accepted accounting principles (“GAAP”) with respect to the application of GAAP to this complex instrument which included characteristics of both debt and equity. The material weakness resulted in a balance sheet misclassification error as of March 31, 2016 and June 30, 2016 and an under-accrual of interest expense of $11,649 within our statements of operations for the three and six months ended June 30, 2016. As a result, we restated our financial statements for the quarterly periods ended March 31, 2016 and June 30, 2016. Additionally, prior to the issuance of our consolidated financial statements for the quarterly period ended September 30, 2016, we corrected the balance sheet misclassification error as of September 30, 2016 and properly accrued interest expense within our consolidated statements of operations for the three and nine months ended September 30, 2016.

Management has undertaken steps to enhance and revise the design of our controls and procedures over our accounting for instruments which have the characteristics of both debt and equity.

Remediation of Material Weakness –

As noted above, we previously identified a material weakness in our internal control over financial reporting pertaining to our accounting for a significant and unusual transaction related to advances made under a subordinated agreement which we entered into with our sponsor on March 18, 2016. Our control activities were not designed appropriately to ensure that our related accounting conclusions were sufficiently documented and reviewed for compliance with GAAP with respect to the application of GAAP to this complex instrument which included characteristics of both debt and equity.

Additionally, as discussed above, management has enhanced and revised the design of our controls and procedures over our accounting for transactions involving instruments which have the characteristics of both debt and equity. The enhancement and revision included our implementation of an additional procedure related to the documentation of management’s evaluation of the facts and circumstances supporting its judgments and conclusions surrounding our accounting for such transactions and management’s evaluation of the complexity of such transactions to determine whether we should consult with third-party experts with relevant knowledge and experience to assist our management with its evaluation of our accounting for such transactions.

In the third and fourth quarter of 2016, we received advances under the subordinated agreement. We utilized the revised controls, determined the complexity of these transactions did not warrant consultation with third-party experts and appropriately accounted for these transactions. As a result, the material weakness has been remediated because the applicable remedial controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system is a process designed by, or under the supervision of, our Chairman and Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. Other than as disclosed above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2017 concerning each of our directors serving in such capacity:

		Principal Occupation and	Year Term of	Served as a
Name	Age	Positions Held	Office Will Expire	Director Since

David Lichtenstein	56	Chief Executive Officer and Chairman of the Board of Directors	2017	2015
Edwin J. Glickman	85	Director	2017	2015
Steven Spinola	68	Director	2017	2015

David Lichtenstein is our Chief Executive Officer and Chairman of our board of directors. . Mr. Lichtenstein founded both American Shelter Corporation and The Lightstone Group. From 1988 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of The Lightstone Group, directing all aspects of the acquisition, financing and management of a diverse portfolio of multifamily, lodging, retail and industrial properties located in 20 states and Puerto Rico. From June 2004 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Officer of Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”) and Chief Executive Officer of Lightstone Value Plus REIT LLC, its advisor. From April 2008 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Offer of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”) and Lightstone Value Plus REIT II LLC, its advisor. From September 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Value Plus Real Estate Investment Trust III, Inc. (“Lightstone III”), and as Chief Executive Officer of Lightstone Value Plus REIT II ILLC, its advisor. From October 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Enterprises Limited. From June 2015 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Hamilton National Income Trust, Inc. (“HNIT”) and Chief Executive Officer of Hamilton National Income Trust LLC, its advisor. Mr. Lichtenstein was the president and/or director of certain subsidiaries of Extended Stay Hotels, Inc. (“Extended Stay”) that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. Lichtenstein is no longer affiliated with Extended Stay. From July 2015 to the present, Mr. Lichtenstein has served as a member of the Board of Directors of the New York City Economic Development Corporation. Mr. Lichtenstein is also a member of the International Council of Shopping Centers and the National Association of Real Estate Investment Trusts, Inc., an industry trade group, as well as a member of the Board of Directors of Touro College and New York Medical College. Mr. Lichtenstein has been selected to serve as a director due to his experience and networking relationships in the real estate industry, along with his experience in acquiring and financing real estate properties.

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

Executive Officers:

The following table presents certain information as of March 15, 2017 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held

David Lichtenstein	56	Chief Executive Officer and Chairman of the Board of Directors
Mitchell Hochberg	64	President and Chief Operating Officer
Joseph Teichman	43	General Counsel and Secretary
Donna Brandin	60	Chief Financial Officer and Treasurer

David Lichtenstein for biographical information about Mr. Lichtenstein, see ‘‘Management — Directors.”

Mitchell Hochberg is our President and Chief Operating Officer and also serves as President of Lightstone I and its advisor and President and Chief Operating Officer of Lightstone II, Lightstone III and HNIT and their advisors. Mr. Hochberg also serves as the President and Chief Operating Officer of our sponsor and our advisor. From October 2014 to the present, Mr. Hochberg has served as President of Lightstone Enterprises Limited. Prior to joining The Lightstone Group in August 2012, Mr. Hochberg served as principal of Madden Real Estate Ventures from 2007 to August 2012 when it combined with our sponsor. Mr. Hochberg held the position of President and Chief Operating Officer of Ian Schrager Company, a developer and manager of innovative luxury hotels and residential projects in the United States from early 2006 to early 2007 and prior to that Mr. Hochberg founded Spectrum Communities, a developer of luxury neighborhoods in the northeast of the United States, in 1985 where for 20 years he served as its President and Chief Executive Officer. Additionally, Mr. Hochberg serves on the board of directors of Orient-Express Hotels Ltd and as Chairman of the board of directors of Orleans Homebuilders, Inc. Mr. Hochberg received his law degree as a Harlan Fiske Stone Scholar from Columbia University School of Law and graduated magna cum laude from New York University College of Business and Public Administration with a Bachelor of Science degree in accounting and finance.

Joseph E. Teichman is our General Counsel and Secretary and also serves as General Counsel of Lightstone I, Lightstone II, Lightstone III and HNIT and their respective advisors. Mr. Teichman also serves as Executive Vice President and General Counsel of our sponsor and as General Counsel of our advisor. From October 2014 to the present, Mr. Teichman has served as Secretary and a Director of Lightstone Enterprises Limited. Prior to joining The Lightstone Group in January 2007, Mr. Teichman practiced law at the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP in New York, NY from September 2001 to January 2007. Mr. Teichman earned a J.D. from the University of Pennsylvania Law School and a B.A. from Beth Medrash Govoha, Lakewood, New Jersey. Mr. Teichman is licensed to practice law in New York and New Jersey. Mr. Teichman was also a director of certain subsidiaries of Extended Stay that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. Teichman is no longer affiliated with Extended Stay. Mr. Teichman is also a member of the Board of Directors of Yeshiva Orchos Chaim, Lakewood, New Jersey and was appointed to the Ocean County College Board of Trustees in February 2016.

Donna Brandin is our Chief Financial Officer and Treasurer and also serves as the Chief Financial Officer and Treasurer of Lightstone I, Lightstone II, Lightstone III and HNIT. Ms. Brandin also serves as the Executive Vice President, Chief Financial Officer and Treasurer of our sponsor and as the Chief Financial Officer and Treasurer of our advisor and the advisors of Lightstone I, Lightstone II, Lightstone III and HNIT. From October 2014 to the present, Ms. Brandin has served as a Director of Lightstone Enterprises Limited. Prior to joining The Lightstone Group in April 2008, Ms. Brandin held the position of Executive Vice President and Chief Financial Officer of US Power Generation from September 2007 through November 2007 and before that was the Executive Vice President and Chief Financial Officer of Equity Residential, the largest publicly traded apartment REIT in the country, from August 2004 through September 2007. Prior to joining Equity Residential, Ms. Brandin held the position of Senior Vice President and Treasurer for Cardinal Health from June 2000 through August 2004. Prior to 2000, Ms. Brandin held various executive-level positions at Campbell Soup, Emerson Electric Company and Peabody Holding Company. Ms. Brandin earned a Bachelor of Science at Kutztown University and a Masters in Finance at St. Louis University and is a certified public accountant.

Section 16 (a) Beneficial Ownership Reporting Compliance

As of December 31, 2016, our common stock was not registered pursuant to Section 12 of the Exchange Act. Our directors, executive officers and the holders of more than 10% of our common stock are not subject to Section 16(a) of the Exchange Act, and they were not required to file reports under Section 16(a) of the Exchange Act for the period from September 9, 2014 (date of inception) to December 31, 2016. We will be subject to Section 16(a) of the Exchange Act once we have filed our Form 8-A with the SEC.

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

Compensation of Executive Officers

Our officers will not receive any cash compensation from us for their services as our officers. Additionally, our officers are officers of one or more of our related parties and are compensated by those entities (including our sponsor), in part, for their services rendered to us. From our inception through December 31, 2016, the Company has not compensated the officers.

Compensation of Board of Directors

We pay our independent directors an annual fee of $40,000 and are responsible for reimbursement of their out-of-pocket expenses, as incurred.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 15, 2017 concerning each of our directors and executive officers serving in such capacities:

Name and Address of Beneficial Owner	Number of Shares of Common Stock of the Lightstone Income Trust Beneficially Owned	Percent of All Common Shares of the Lightstone Income Trust

David Lichtenstein (1)	242,222	3.0%
Edwin J. Glickman	-	-
Steven Spinola	-	-
Mitchell Hochberg	-	-
Donna Brandin	-	-
Joseph Teichman	-	-
Our directors and executive officers as a group (6 persons)	242,222	3.0%

(1)	Includes 20,000 shares owned by our Advisor and 222,222 shares owned by an entity 100% owned by David Lichtenstein. Our Advisor is majority owned by David Lichtenstein. The beneficial owner’s business address is 1985 Cedar Bridge Avenue, Lakewood, New Jersey 08701.

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

No fees were paid to the Advisor for the years ended December 31, 2016 and 2015.

During the first quarter of 2015, we paid $33,260 related to organization and offering expenses that the Advisor reimbursed us for during the second quarter of 2015.

During the years ended December 31, 2016 and 2015, we paid $36,298 and $109,235 to an affiliate of the Sponsor for the Sponsor’s marketing expenses related to the offering that were recorded as a reduction to additional paid in capital.

The Advisor has and will continue to advance the organization and offering costs to the extent that we do not have the funds to pay such costs. The related liability was $0.9 million for these organization and offering costs as of December 31, 2015 and was included in due to related parties in the balance sheets.

Sponsor

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

During the first quarter of 2016, the Sponsor commenced making advances under the Subordinated Agreement and as of December 31, 2016 an aggregate of approximately $12.6 million of Subordinated Advances had been funded, which along with the related accrued interest of $71,863 are classified as a liability on the consolidated balance sheet.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Firm Fees

The following table presents the aggregate fees billed to us for the years presented by our principal accounting firm:

	Year ended December 31, 2016	Year ended December 31, 2015
Audit Fees (a)	$123,475	$97,125
Audit-Related Fees (b)	-	-
Tax Fees (c)	10,000	4,100

Total Fees	$133,475	$101,225

(a)	Fees for audit services consisted of the audit of the Company’s annual financial statements and interim reviews, including services normally provided in connection with statutory and regulatory filings and including registration statements and consents.

(b)	Fees for audit-related services related to audits of entities that the Company has acquired.

(c)	Fees for tax services.

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Real Estate Income Trust Inc.:

We have reviewed and discussed with management Lightstone Real Estate Income Trust Inc.’s audited financial statements as of and for the year ended December 31, 2016.

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

Based on the reviews and discussions referred to above, we recommend to the board of directors that the financial statements referred to above be included in Lightstone Real Estate Income Trust Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016.

Audit Committee

Edwin J. Glickman

Steven Spinola

INDEPENDENT DIRECTORS’ REPORT

To the Stockholders of Lightstone Real Estate Income Trust Inc.:

We have reviewed the Company’s policies and determined that they are in the best interest of the Company’s stockholders. Set forth below is a discussion of the basis for that determination.

General

The Company primarily intends to originate, acquire and manage a diverse portfolio of real estate-related investments such as mezzanine loans, first lien mortgage loans, second lien mortgage loans, bridge loans and preferred equity interests, in each case with a focus on investments intended to finance development or redevelopment opportunities. The Company may also invest in debt and derivative securities related to real estate assets, such as CMBS; CDOs; debt securities issued by real estate companies; and credit default swaps. Although the Company expects that most of its investments will be of these types, it may make other investments. In fact, it may invest in whatever types of real estate-related investments that it believes are in its best interests. The Company will focus its origination and acquisition activity on real estate-related investments secured by or related to properties located in the United States, and primarily related-party investments. The Company sometimes refers to the foregoing types of investments as its targeted investments. The Company will target investments that generally will offer predictable current cash flow and attractive risk-adjusted returns based on the underwriting criteria established and employed by tis advisor, which may include the anticipated leverage point, market and economic conditions, the location and quality of the underlying collateral and the borrower’s exit or refinancing plan. The Company’s ability to execute its investment strategy is enhanced through access to its sponsor’s extensive experience in financing real estate projects it has sponsored, as opposed to a strategy that relies solely on buying assets in the open market from third-party originators. The Company seeks to build a portfolio that includes some of or all the following investment characteristics: (a) provides current income; (b) is secured by high-quality commercial real estate; (c) includes subordinate capital investments by strong sponsors that support tis investments and provide downside protection; and (d) possesses strong structural features that maximize repayment potential, such as a clear exit or refinancing plan by the borrower.

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

The Company does not intend to exceed the leverage limit in its charter after the Company has fully invested the proceeds of its Offering, although the Company anticipates exceeding the leverage limit in the early stages of its development when the costs of its investments are most likely to exceed its net offering proceeds. The Company believes that careful use of debt will help the Company to achieve its diversification goals because the Company will have more funds available for investment. However, high levels of debt could cause the Company to incur higher interest charges and higher debt service payments, which would decrease the amount of cash available for distribution to the Company’s investors.

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

Annual Report on Form 10-K

For the fiscal year ended December 31, 2016

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, as part of this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT NO.	DESCRIPTION
1.1(4)	Amended and Reststed Dealer Manager Agreement by and between Lightstone Real Estate Income Trust Inc. and Orchard Securities, LLC
1.2*	Form of Soliciting Dealer Agreement
3.1(2)	Articles of Amendment and Restatement of Lightstone Real Estate Income Trust Inc.
3.2(1)	Bylaws of Lightstone Real Estate Income Trust Inc.
3.3(3)	Articles of Amendment of Lightstone Real Estate Income Trust Inc.
4.1	Distribution Reinvestment Program, included as Appendix C to prospectus
5.1(2)	Opinion of Venable LLP re legality
10.1(5)	Advisory Agreement, dated as of March 4, 2015, by and between Lightstone Real Estate Income Trust Inc. and Lightstone Real Estate Income LLC
10.2(5)	Amended and Restated Limited Liability Company Agreement of NYC Acquisitions IV LLC between LSG Fulton Street LLC and Lightstone Real Estate Income Trust Inc.
10.3(6)	Subordinated Unsecured Loan Agreement, dated as of March 18, 2016, between Lightstone Real Estate Income Trust Inc. and The Lightstone Group, LLC.
10.4*	Purchase and Sale Agreement, dated as of September 29, 2016, by and among REIT Cove LLC, LSG Cove LLC and Maximus Cove Investor LLC, on the one hand, and RP Cove, L.L.C., on the other.
10.5*	Assignment and Assumption Agreement, dated as of January 31, 2017, by and among REIT Cove LLC, REIT IV Cove LLC and REIT III Cove LLC.
21.1*	Subsidiaries of the Registrant.
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Real Estate Income Trust Inc. on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 27, 2017, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	As filed herewith

(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-11 (Reg. No. 333-200464) filed with the SEC on November 24, 2014.

(2)	Previously filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (Reg. No. 333-200464) filed with the SEC on February 12, 2015.

(3)	Previously filed as an exhibit to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on June 15, 2015.

(4)	Previously filed as an exhibit to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on January 12, 2017.

(5)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 15, 2016.

(6)	Previously filed as an exhibit to Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (Reg No. 333-200464) filed with the SEC on March 21, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Date: March 27, 2017	By:	/s/ David Lichtenstein
David Lichtenstein

Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board	March 27, 2017
David Lichtenstein	of Directors (Principal Executive Officer)

/s/ Donna Brandin	Chief Financial Officer and Treasurer	March 27, 2017
Donna Brandin	(Principal Financial Officer and Principal
Accounting Officer)

/s/ Edwin J. Glickman	Director	March 27, 2017
Edwin J. Glickman

/s/ Steven Spinola	Director	March 27, 2017
Steven Spinola

