Form 10-Q
period 2017-03-31
Lightstone Real Estate Income Trust Inc.
filed 2017-05-15
CIK 1619312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-55773

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

Yes  ☑      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No ☑

As of May 8, 2017, there were 8.9 million outstanding shares of common stock of Lightstone Real Estate Income Trust Inc.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets

Investment in related party	$37,000,000	$37,000,000
Investments in unconsolidated affiliated real estate entities	30,371,234	-
Cash	19,862,460	21,874,240
Deposit and other assets	54,218	5,818,713
Due from related parties	-	28,696

Total Assets	$87,287,912	$64,721,649

Liabilities and Stockholders' Equity

Accounts payable and other accrued expenses	$587,807	$267,726
Due to related parties	1,735,579	-
Distributions payable	558,391	413,275
Subordinated advances - related party	12,749,974	12,703,876

Total liabilities	15,631,751	13,384,877

Commitments and Contingencies

Stockholders' Equity:

Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized, 8,939,751 and 6,397,005 shares issued and outstanding, respectively	89,397	63,970
Additional paid-in-capital	75,335,667	52,616,396
Subscription receivable	(1,536,512)	(274,449)
Accumulated deficit	(2,232,391)	(1,069,145)

Total Stockholders' Equity	71,656,161	51,336,772

Total Liabilities and Stockholders' Equity	$87,287,912	$64,721,649

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016

Income:
Investment income	$1,110,000	$155,133
Loss from investment in unconsolidated affiliated real estate entity	(512,707)	-

Total income	597,293	155,133

Expenses:
General and administrative costs	254,462	61,652
Interest expense	46,098	-

Total expenses	300,560	61,652

Net income	$296,733	$93,481

Net income per common share, basic and diluted	$0.04	$0.11

Weighted average number of common shares outstanding, basic and diluted	7,423,637	868,381

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common		Paid-In	Subscription	Accumulated	Total
	Shares	Amount	Capital	Receivable	Deficit	Equity

BALANCE, December 31, 2016	6,397,005	$63,970	$52,616,396	$(274,449)	$(1,069,145)	$51,336,772

Net income	-	-	-	-	296,733	296,733
Distributions declared	-	-	-	-	(1,459,979)	(1,459,979)
Proceeds from offering	2,506,031	25,060	24,865,186	(1,262,063)	-	23,628,183
Shares issued from distribution reinvestment program	48,726	487	462,403	-	-	462,890
Redemption and cancellation of shares	(12,011)	(120)	(116,460)	-		(116,580)
Selling commissions and dealer manager fees	-	-	(2,330,905)	-	-	(2,330,905)
Other offering costs	-	-	(160,953)	-	-	(160,953)

BALANCE, March 31, 2017	8,939,751	$89,397	$75,335,667	$(1,536,512)	$(2,232,391)	$71,656,161

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$296,733	$93,481
Adjustments to reconcile net income to net cash
provided by operating activities:
Loss from investment in unconsolidated affiliated real estate entity	512,707	-
Changes in assets and liabilities:
Decrease/(increase) in other assets	77,245	(5,831)
(Decrease)/increase in accounts payable and other accrued expenses	(4,006)	17,203
Increase in accrued interest on subordinated advances - related party	46,098	-
Increase/(decrease) in due to related parties	267,382	(38,905)

Net cash provided by operating activities	1,196,159	65,948

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in related party	-	(2,100,000)
Investments in unconsolidated affiliated real estate entities	(23,699,798)	-

Cash used in investing activities	(23,699,798)	(2,100,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	23,628,183	3,449,345
Proceeds from subordinated advances - related party	-	3,109,013
Payment of commissions and offering costs	(2,167,771)	(1,395,467)
Redemption and cancellation of common stock	(116,580)	-
Distributions paid to Company's common stockholders	(851,973)	(122,165)

Net cash provided by financing activities	20,491,859	5,040,726

Net change in cash	(2,011,780)	3,006,674
Cash, beginning of year	21,874,240	1,213,014
Cash, end of year	$19,862,460	$4,219,688

Supplemental disclosure of cash flow information:
Distributions declared, but not paid	$558,391	$64,278
Commissions and other offering costs accrued but not paid	$542,810	$297,940
Subscription receivable	$1,262,063	$99,000
Value of shares issued from distribution reinvestment program	$462,890	$28,989
Application of deposit to acquisition of investment property	$5,687,250	$-
Amounts for investments in unconsolidated affiliated real
estate entities in due to related party	$1,496,893	$-

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

1.	Organization

Lightstone Real Estate Income Trust Inc. (‘‘Lightstone Income Trust’’), incorporated on September 9, 2014, in Maryland, intends to elect to qualify and be taxed as a real estate investment trust (‘‘REIT’’) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2016.

Lightstone Income Trust sold 20,000 Common Shares to Lightstone Real Estate Income LLC, a Delaware limited liability company (the ‘‘Advisor’’), an entity majority owned by David Lichtenstein, on September 12, 2014, for $10.00 per share. Mr. Lichtenstein also is a majority owner of the equity interests of Lightstone Income Trust’s sponsor, The Lightstone Group, LLC (the ‘‘Sponsor’’). Subject to the oversight of the Company’s board of directors (the “Board of Directors”), the Advisor has primary responsibility for making investment decisions and managing the Company’s day-to-day operations. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts significant influence over but does not control the Lightstone Income Trust.

Lightstone Income Trust, together with its subsidiaries is collectively referred to as the ‘‘Company’’ and the use of ‘‘we,’’ ‘‘our,’’ ‘‘us’’ or similar pronouns refers to Lightstone Income Trust or the Company as required by the context in which any such pronoun is used.

The Company’s registration statement on Form S-11 (the “Offering”), pursuant to which it offered to sell up to 30,000,000 shares of its common stock, par value $0.01 per share (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for an initial offering price of $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment program (the ‘‘DRIP’’) which were offered at a discounted price equivalent to 95% of the Primary Offering Price per Common Share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on February 26, 2015. On June 30, 2016, the Company adjusted its offering price to $9.14 per Common Share in its Primary Offering, which was equal to the Company’s estimated net asset value (“NAV”) per Common Share as of March 31, 2016, and effective July 25, 2016, the Company’s offering price was adjusted to $10.00 per Common Share in its Primary Offering, which was equal to the estimated NAV per Common Share as of June 30, 2016. Our estimated NAV per Common Share remained unchanged at $10.00 as of both September 30, 2016 and December 31, 2016. The Offering, which terminated on March 31, 2017, raised aggregate gross proceeds of approximately $84.0 million from the sale of approximately 8.9 million shares of common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor). After including aggregate advances from our Sponsor of $12.6 million under the Subordinated Agreement and allowing for the payment of approximately $7.6 million in selling commissions and dealer manager fees and $3.3 million in organization and offering expenses, the Offering generated aggregate net proceeds of approximately $85.7 million. In addition, through March 31, 2017 (the termination date of the Offering), the Company issued approximately 0.1 million shares of common stock under its DRIP, representing approximately $1.0 million of additional proceeds.

On April 21, 2017, the Company’s board of directors terminated the DRIP effective May 15, 2017. Previously, the Company’s stockholders had an option to elect the receipt of shares of the Company’s common stock in lieu of cash distributions under the Company’s DRIP, however, all future distributions will be in the form of cash.

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

The Company has no employees. The Company retains the Advisor to manage its affairs on a day-to-day basis. Orchard Securities, LLC (the ‘‘Dealer Manager’’), a third party not affiliated with the Company, the Sponsor or the Advisor, served as the dealer manager of the Offering until their termination on March 31, 2017 as a result of the termination of the Offering. The Advisor is an affiliate of the Sponsor and will receive compensation and fees for services related to the investment and management of the Company’s assets.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

2.	Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the periods presented. The accompanying unaudited consolidated financial statements of the Lightstone Income Trust and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone Income Trust and Subsidiaries (over which the Company exercises financial and operating control). All inter-company accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.

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

In August 2016, the FASB issued  an accounting standards update which provides guidance on the classification of certain cash receipts and cash payments in the statement of cash flows, including those related to debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, and distributions received from equity method investees.  This guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years.  The guidance must be adopted on a retrospective basis and must be applied to all periods presented, but may be applied prospectively if retrospective application would be impracticable.  This guidance will not have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued an accounting standards update that provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows relating to customer contracts.  Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard.  This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  The Company does not expect the adoption of this standard to have a material impact on its consolidated financial position, results of operations or cash flows.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

The Company has reviewed and determined that other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its current operations.

3.	Investments in Unconsolidated Affiliated Real Estate Entities

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control, and is not considered to be the primary beneficiary of these entities. A summary of the Company’s investments in the unconsolidated affiliated real estate entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	March 31, 2017	December 31, 2016
40 East End Ave. Pref Member LLC ( “40 East End Ave. Joint Venture”)	March 31, 2017	33.30%	$10,273,346	$-
RP Maximus Cove, L.L.C. (the "Cove Joint Venture")	January 31, 2017	22.50%	20,097,888	-

Total investments in unconsolidated affiliated real estate entities			$30,371,234	$-

The Cove Joint Venture

On September 29, 2016, the Company, through its wholly owned subsidiary, REIT Cove LLC (“REIT Cove”), LSG Cove LLC (“LSG Cove”), an affiliate of the Lightstone Group, LLC, the Company’s sponsor and a related party, and Maximus Cove Investor LLC (“Maximus”), an unrelated third party (collectively, the “Buyer”), entered into an agreement of sale and purchase with an unrelated third party, RP Cove, L.L.C (the “Seller”), pursuant to which the Buyer would acquire the Seller’s membership interest in RP Maximus Cove, L.L.C. (the “Cove Joint Venture”) for approximately $255.0 million (the “Cove Transaction”). The Cove Joint Venture owns and operates The Cove at Tiburon (“the Cove”), a 281-unit, luxury waterfront multifamily rental property located in Tiburon, California. Prior to entering into the Cove Transaction, Maximus previously owned a separate noncontrolling interest in the Cove Joint Venture.

On January 31, 2017, REIT Cove entered into an Assignment and Assumption Agreement (the “Assignment”) with another of the Company’s wholly owned subsidiaries, REIT IV COVE LLC (“REIT IV Cove”) and REIT III COVE LLC (“REIT III Cove”), a subsidiary of the operating partnership of Lightstone Value Plus Real Estate Investment Trust III, Inc., a real estate investment trust also sponsored by the Company’s sponsor and a related party, and together with REIT IV Cove, collectively, the “Assignees”. Under the terms of the Assignment, the Assignees were assigned the rights and obligations of REIT Cove with respect to the Cove Transaction.

On January 31, 2017, REIT IV Cove, REIT III Cove, LSG Cove, and Maximus (the “Members”) completed the Cove Transaction for aggregate consideration of approximately $255.0 million, which consisted of $80 million of cash and $175 million of proceeds from a loan from a financial institution to the Cove Joint Venture. The Company paid approximately $20.0 million for a 22.5% membership interest in the Cove Joint Venture. In connection with the acquisition, the Company paid the Advisor an acquisition fee of $573,750, equal to 1.0% of the Company’s pro-rata share of the contractual purchase price which has been included in investments in unconsolidated affiliated real estate entities on the consolidated balance sheets.

The Company’s interest in the Cove Joint Venture is a non-managing interest. The Company determined that the Cove Joint Venture is a variable interest entity (“VIE”) and because the Company exerts significant influence over but does not control the Cove Joint Venture, it will account for its ownership interest in the Cove Joint Venture in accordance with the equity method of accounting. All distributions of earnings from the Cove Joint Venture will be made on a pro rata basis in proportion to each Members’ equity interest percentage. Any distributions in excess of earnings from the Cove Joint Venture will be made to the Members pursuant to the terms of the Cove Joint Venture’s operating agreement. An affiliate of Maximus is the asset manager of The Cove and receives certain fees as defined in the Property Management Agreement for the management of The Cove. The Company commenced recording its allocated portion of profit or loss and cash distributions beginning as of January 31, 2017 with respect to its membership interest of 22.5% in the Cove Joint Venture.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

In connection with the closing of the Cove Transaction, the Cove Joint Venture simultaneously entered into a $175.0 million loan (the “Loan”) initially scheduled to mature on January 31, 2020 with two, one-year extension options, subject to certain conditions. The Loan requires monthly interest payments through its maturity date.  The Loan bears interest at Libor plus 3.85% through its initial maturity and Libor plus 4.15% during each of the extension periods. The Loan is collateralized by The Cove and an affiliate of the Sponsor (the “Guarantor”) has guaranteed the Cove Joint Venture‘s obligation to pay the outstanding balance of the Loan up to approximately $43.8 million (the “Loan Guarantee”). The Members have agreed to reimburse the Guarantor for any balance that may become due under the Loan Guarantee, of which the Company’s share is up to approximately $10.9 million.

Starting in 2013, the Cove has been undergoing an extensive refurbishment which is substantially completed. The Members intend to use remaining proceeds from the Loan and to invest additional capital if necessary to complete the remainder of the refurbishment. The Guarantor provided an additional guarantee of up to approximately $13.4 million (the “Refurbishment Guarantee”) to provide the necessary funds to complete the remaining renovations as defined in the Loan. The Members have agreed to reimburse the Guarantor for any balance that may become due under the Refurbishment Guarantee, of which the Company’s share is up to approximately $3.3 million.

The Company has determined that the fair value of both the Loan Guarantee and the Refurbishment Guarantee are immaterial.

The Cove Joint Venture Condensed Financial Information

The Company’s carrying value of its interest in the Cove Joint Venture differs from its share of member’s equity reported in the condensed balance sheet of the Cove Joint Venture due to the Company’s basis of its investment in excess of the historical net book value of the Cove Joint Venture. The Company’s additional basis allocated to depreciable assets is being recognized on a straight-line basis over the lives of the appropriate assets.

The following table represents the unaudited condensed income statement for the Cove Joint Venture:

(amounts in thousands)	For the Period January 31, 2017 (date of investment) through March 31, 2017

Revenue	$2,074

Property operating expenses	633
General and administrative costs	126
Depreciation and amortization	1,584

Operating loss	(269)

Interest expense and other, net	(1,477)

Net loss	$(1,746)

Company's share of net loss (22.50%)	$(393)

Additional depreciation and amortization expense (1)	(120)

Company's loss from investment	$(513)

1)	Additional depreciation and amortization expense relates to the difference between the Company’s basis in the Cove Joint Venture and the amount of the underlying equity in net assets of the Cove Joint Venture.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

The following table represents the unaudited condensed balance sheet for the Cove Joint Venture:

As of
(amounts in thousands)	March 31, 2017

Real estate, at cost (net)	$154,940
Cash and restricted cash	3,638
Other assets	1,020

Total assets	$159,598

Mortgage payable, net	$172,892
Other liabilities	1,439
Members' deficit (1)	(14,733)

Total liabilities and members' deficit	$159,598

40 East End Ave. Joint Venture

On March 31, 2017, the Company entered into a joint venture agreement (the “40 East End Ave. Transaction”) with SAYT Master Holdco LLC, an entity majority-owned and controlled by David Lichtenstein, who also majority owns and controls the Company’s Sponsor, and a related party, (the “Seller”), providing for the Company to acquire 33.3% of the Seller’s approximate 100% membership interest in 40 East End Ave. Pref Member LLC ( “40 East End Ave. Joint Venture”) for aggregate consideration of approximately $10.3 million. Approximately $1.5 million of the consideration was subsequent to March 31, 2017 and is included in due to related parties in the consolidated balance sheets.

In accordance with the Company’s charter, a majority of the Company’s board of directors, including a majority of the Company’s independent directors not otherwise interested in the transaction, approved the 40 East End Ave. Transaction as fair and reasonable to the Company and on terms and conditions not less favorable to the Company than those available from unaffiliated third parties.

The Company’s interest in the 40 East End Ave. Joint Venture is a non-managing interest. Because the Company exerts significant influence over but does not control the 40 East End Ave. Joint Venture, it will account for its ownership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting. All contributions to and distributions of earnings from the 40 East End Ave. Joint Venture will be made on a pro rata basis in proportion to each Member’s equity interest percentage. Any distributions in excess of earnings from the 40 East End Ave. Joint Venture will be made to the Members pursuant to the terms of its operating agreement. The Company will commence recording its allocated portion of earnings and cash distributions from the 40 East End Ave. Joint Venture beginning as of March 31, 2017 with respect to its membership interest of approximately 33.3% in the 40 East End Ave. Joint Venture. Additionally, Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a real estate investment trust also sponsored by the Company’s Sponsor, has made $30.0 million of contributions to a subsidiary of the 40 East End Ave. Joint Venture, pursuant to an instrument that entitles Lightstone I to monthly preferred distributions at a rate of 12% per annum.

The 40 East End Ave. Joint Venture, through affiliates, owns a parcel of land located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City on which it intends to construct a luxury residential project consisting of 29 condominium units. As of and for the three months ended March 31, 2017, the 40 East End Ave. Joint Venture is being developed and therefore has no results of operations.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

The following table represents the unaudited condensed balance sheet for the 40 East End Ave. Joint Venture:

As of
(amounts in thousands)	March 31, 2017

Real Estate Inventory	$66,025

Total assets	$66,025

Mortgage payable, net	$4,444
Other liabilities	656
Members' capital	60,925

Total liabilities and members' deficit	$66,025

4.	Stockholders’ Equity

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

Distributions

 Distribution Declaration

On May 12, 2017, the Board of Directors authorized and the Company declared a distribution for each month during the three-month period ending September 30, 2017. The distributions will be calculated based on shareholders of record at a rate of $0.002191781 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 8.0% annualized rate based on a share price of $10.00 payable on or about the 15th day following each month end to stockholders of record at the close of business on the last day of the prior month.

Distribution Payments

On February 15, 2017, March 15, 2017 and April 14, 2017, the Company paid distributions for the months ended January 31, 2017, February 28, 2017 and March 31, 2017, respectively, totaling $1,459,979. The distributions were paid in full using a combination of cash and 54,022 shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $9.50 per share. The distributions were paid from a combination of cash flows provided by operations ($946,767 or 65%) and excess cash proceeds from the issuance of common stock through the Company’s DRIP ($513,212 or 35%).

5.	Selling Commissions, Dealer Manager Fees and Other Offering Costs

Selling commissions and dealer manager fees were paid to the Dealer Manager, pursuant to various agreements that were terminated on March 31, 2017, in connection with the termination of the Offering, and other third-party offering costs such as registration fees, due diligence fees, marketing costs, and professional fees are accounted for as a reduction against additional paid-in capital as costs are incurred. Organizational costs are expensed as general and administrative costs. The following table represents the selling commissions and dealer manager and other offering costs for the periods indicated:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Selling commissions and dealer manager fees	$2,330,905	$330,063
Other offering costs	$160,953	$395,816

Since the Company’s inception through March 31, 2017 (the termination date of the Offering), it has incurred approximately $7.6 million in selling commissions and dealer manager fees and $3.3 million of other offering costs in connection with the public offering of shares of its common stock.

6.	Related Party Transaction and Other Arrangements

In addition to certain agreements with the Sponsor and Dealer Manager (see Note 5), the Company has agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities. During the three months ended March 31, 2017, the Company was charged by the Advisor acquisition fees and asset management fees of $573,750 and $104,293, respectively. The acquisition fee for the Cove Joint Venture of $573,750 was capitalized and included in unconsolidated affiliated real estate entities on the consolidated balance sheets.

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

As of both March 31, 2017 and December 31, 2016, the 105-109 W. 28th Street Preferred Investment had an outstanding balance of $37.0 million, which is classified in investment in related party on the consolidated balance sheets. During the three months ended March 31, 2017 and 2016, the Company recorded $1,110,000 and $155,133, respectively, of investment income related to the 105-109 W. 28th Street Preferred Investment. The Company’s Advisor elected to waive the acquisition fee associated with this transaction.

Subordinated Advances – Related Party

On March 18, 2016, the Company and its Sponsor entered into a subordinated unsecured loan agreement (the “Subordinated Agreement”) pursuant to which the Sponsor had committed to make a significant investment in the Company of up to $36.0 million, which is equivalent to 12.0% of the $300.0 million maximum offering amount of Common Shares. The outstanding advances under the Subordinated Agreement (the “Subordinated Advances”) will bear interest at a rate of 1.48%, which was equal to the mid-term applicable U.S. federal rate as of March 2016. Interest will retroactively accrue on the outstanding advances under the Subordinated Agreement back to the date of each quarterly draw, but no interest or outstanding advances will be due and payable to the Sponsor until holders of the Company’s Common Shares have received liquidation distributions equal to their respective net investments (defined as $10.00 per Common Share) plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments.

Distributions in connection with a liquidation of the Company initially will be made to holders of its Common Shares until holders of its Common Shares have received liquidation distributions equal to their respective net investments plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments. Thereafter, only if additional liquidating distributions are available, the Company will be obligated to repay the outstanding advances under the Subordinated Agreement and accrued interest to the Sponsor, as described in the Subordinated Agreement. In the event that additional liquidation distributions are available after the Company repays its holders of common stock their respective net investments plus their 8% return on investment and then the outstanding advances under the Subordinated Agreement and accrued interest to its Sponsor, such additional distributions will be paid to holders of its Common Shares and its Sponsor: 85.0% of the aggregate amount will be payable to holders of the Company’s Common Shares and the remaining 15.0% will be payable to the Sponsor.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

The Subordinated Advances and its related interest are subordinate to all of the Company’s obligations as well as to the holders of its Common Shares in an amount equal to the shareholder’s net investment plus a cumulative, pre-tax, non-compounded annual return of 8.0% and only potentially payable in the event of a liquidation of the Company.

As of March 31, 2017, an aggregate of approximately $12.6 million of Subordinated Advances had been funded, which along with the related accrued interest of $117,961, are classified as Subordinated Advances – Related Party, a liability on the consolidated balance sheets. During the three months ended March 31, 2017, the Company accrued $46,098 of interest on the Subordinated Advances.

In connection with the termination of the Offering, on March 31, 2017, the Company and the Sponsor terminated the Subordinated Agreement. As a result of the termination, the Sponsor is no longer obligated to make Subordinated Advances to the Company. Interest will continue to accrue on the aggregate Subordinated Advances and repayment, if any, of the Subordinated Advances and accrued interest will be made according to the terms of the Subordinated Agreement disclosed above.

7.	Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Lightstone Real Estate Income Trust Inc. and Subsidiaries (“Lightstone Income Trust”), and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Lightstone Real Estate Income Trust Inc., a Maryland corporation, and its subsidiaries.

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

Lightstone Income Trust has and expects to continue to seek to originate, acquire and manage a diverse portfolio of real estate-related investments. The Company may invest in mezzanine loans, first lien mortgage loans, second lien mortgage loans, bridge loans and preferred equity interests, in each case with a focus on investments intended to finance development or redevelopment opportunities. We may also invest in debt and derivative securities related to real estate assets. We expect that a majority of our investments by value will be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly owned by, the Sponsor, by its affiliates or by real estate investment programs sponsored by it.

Capital required to originate and acquire investments and conduct our operations  was obtained from public offerings of shares of our common stock and is expected to be obtained from any indebtedness that we may incur either in connection with the acquisition of any real estate and real estate related investments or thereafter. We were dependent upon the net proceeds from public offerings of our common stock to conduct our proposed activities.

We sold 20,000 Common Shares to Lightstone Real Estate Income LLC, a Delaware limited liability company (the ‘‘Advisor’’), an entity majority owned by David Lichtenstein, on September 12, 2014, for $10.00 per share. Mr. Lichtenstein also is a majority owner of the equity interests of our sponsor, The Lightstone Group, LLC (the ‘‘Sponsor’’).

Our registration statement on Form S-11(the “Offering”), pursuant to which we offered to sell up to 30,000,000 shares of our common stock (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for an initial offering price of $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment plan (the “DRIP”) which were offered at a discounted price equivalent to 95% of the Primary Offering price per Common Share) was declared effective by the SEC under the Securities Act of 1933 on February 26, 2015. On June 30, 2016, we adjusted our offering price to $9.14 per Common Share in our Primary offering, which was equal to our estimated net asset value (“NAV”) per Common Share as of March 31, 2016, and effective July 25, 2016, our offering price was adjusted to $10.00 per Common Share in our Primary Offering, which is equal to the estimated NAV per Common Share as of June 30, 2016. Our estimated NAV per Common Share remained unchanged at $10.00 as of both September 30, 2016 and December 31, 2016. The Offering, which terminated on March 31, 2017, raised aggregate gross proceeds of approximately $84.0 million from the sale of 8.9 million shares of our common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor). In addition, through March 31, 2017 (the termination date of the Offering), we issued approximately 0.1 million shares of common stock under our DRIP, representing approximately $1.0 million of additional proceeds.

On April 21, 2017, the Company’s board of directors terminated the DRIP effective May 15, 2017. Previously, the Company’s stockholders had an option to elect the receipt of shares of the Company’s common stock in lieu of cash distributions under the Company’s DRIP, however, all future distributions will be in the form of cash.

We have no employees. We retained the Advisor to manage our affairs on a day-to-day basis. Orchard Securities, LLC (the ‘‘Dealer Manager’’) served as the dealer manager of the Offering until their termination on March 31, 2017 as a result of the termination of the Offering. The Advisor is an affiliate of the Sponsor. The Advisor will receive compensation and fees for services related to the investment and management of our assets during our offering, acquisition, operational and liquidation stages.

On March 18, 2016, we and our Sponsor entered into a subordinated unsecured loan agreement (the “Subordinated Agreement”) pursuant to which the Sponsor had committed to make a significant investment in us of up to $36.0 million, which was equivalent to 12.0% of the $300.0 million maximum offering amount of Common Shares. The outstanding advances under the Subordinated Agreement (the “Subordinated Advances”) will bear interest at a rate of 1.48%, which was equal to the mid-term applicable U.S. federal rate as of March 2016. Interest will retroactively accrue on the outstanding advances under the Subordinated Agreement back to the date of each quarterly draw, but no interest or outstanding advances will be due and payable to the Sponsor until holders of the Company’s Common Shares have received liquidation distributions equal to their respective net investments (defined as $10.00 per Common Share) plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments.

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

As of March 31, 2017 an aggregate of approximately $12.6 million of Subordinated Advances had been funded, which along with the related accrued interest of $117,961, is classified as Subordinated Advances – Related Party, a liability, on the consolidated balance sheets.

In connection with the termination of the Offering, on March 31, 2017, we and our Sponsor terminated the Subordinated Agreement. As a result of the termination, our Sponsor is no longer obligated to make Subordinated Advances to the Company. Interest will continue to accrue on the aggregate Subordinated Advances and repayment, if any, of the Subordinated Advances and accrues interest will be made according to the terms of the Subordinated Agreement disclosed above.

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

Portfolio Summary –

Unconsolidated Affiliated Real Estate Entity:
Multi - Family Residential	Location	Year Built	Leasable Units	Percentage Occupied as of March 31, 2017	Annualized Revenues based on rents at March 31, 2017	Annualized Revenues per unit at March 31, 2017

The Cove (Multi-Family Complex)	Tiburon, California	1967	281	81%	$12.4 million	$54,400

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2017 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

During the fourth quarter of 2015 we made our first real estate-related investment, the 105-109 W. 28th Street Preferred Investment. Additionally, we acquired a 22.5% membership in RP Maximus Cove,, L.L.C. (the “Cove Joint Venture”) on January 31, 2017 and we acquired an approximate 33.3% interest in 40 East End Ave. Pref Member LLC ( “40 East End Ave. Joint Venture”) on March 31, 2017. We account for our 22.5% interest in the Cove Joint Venture and our approximately 33.3% interest in the 40 East End Ave. Joint Venture under the equity method of accounting as of March 31, 2017. The operating results of our investments are reflected in our consolidated statements of operations commencing from their respective dates of acquisition. The 40 East End Ave. Joint Venture, through affiliates, owns a parcel of land located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City on which it intends to construct a luxury residential project consisting of 29 condominium units. As of and for the three months ended March 31, 2017, the 40 East End Ave. Joint Venture is being developed and therefore has no results of operations. See Note 3 and Note 6 of the Notes to Consolidated Financial Statements for additional information on our investments.

For the Three Months Ended March 31, 2017 vs. March 31, 2016

 Investment income

Investment income, which was attributable to the 105-109 W. 28th Street Preferred Investment, was $1,110,000 for the three months ended March 31, 2017 compared to $155,133 for the same period in 2016.

Loss from investment in unconsolidated affiliated real estate entity

Our loss from investment in unconsolidated affiliated real estate entity during three months ended March 31, 2017 was $512,707. Our loss from investment in unconsolidated affiliated real estate entity are attributable to our ownership interest in the Cove Joint Venture. Commencing on January 31, 2017 which was the date that we acquired our interest, we account for our ownership interest in the Cove Joint Venture under the equity method of accounting.

General and administrative expenses

General and administrative expense increased by $192,810 to $254,462 during the three months ended March 31, 2017 compared to $61,652 for the same period in 2016. The increase reflects an increase in the asset management fees to our Sponsor and higher accounting and transfer agent fees during the 2017 period.

Interest Expense

Interest expense, which was attributable to the Subordinated Advances – Related Party, was $46,098 for the three months ended March 31, 2017.

Financial Condition, Liquidity and Capital Resources

For the three months ended March 31, 2017 our primary source of funds were approximately $23.6 million of net proceeds from the sale of shares of common stock under our Offering.

Our future sources of funds will primarily consist of cash on hand and cash flows from our operations. We currently believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

We obtained the capital required to originate and acquire investments and conduct our operations from the proceeds of our Offering, and may obtain additional capital from any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations.

Once we have fully invested the proceeds of our Offering, our portfolio-wide loan-to-value ratio (calculated after the close of the Offering) is expected to be approximately 25%. For purposes of calculating our 25% target leverage, we will determine the loan-to-value ratio on our portfolio based on the greater of the aggregate cost and the fair market value of our investments and other assets. There is no limitation on the amount we may borrow for the purchase or origination of any single investment. Our charter allows us to incur leverage up to 300% of our total “net assets” (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. We may only exceed this 300% limit with the approval of a majority of our independent directors. In all events, we expect that our secured and unsecured borrowings will be reasonable in relation to the net value of our assets and will be reviewed by our board of directors at least quarterly.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor and the Dealer Manager. During our organization and offering stage, these payments included payments to the Dealer Manager for selling commissions and dealer manager fees. During this stage, we made payments to our Advisor for reimbursement of certain other organization and offering expenses.

Selling commissions and dealer manager fees were paid to the Dealer Manager or soliciting dealers, as applicable, pursuant to various agreements, and other third-party offering costs such as registration fees, due diligence fees, marketing costs, and professional fees are accounted for as a reduction against additional paid-in capital as costs are incurred. Any organizational costs are accounted for as general and administrative costs. The following table represents the selling commissions and dealer manager fees and other offering costs for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016
Selling commissions and dealer manager fees	$2,330,905	$330,063
Other offering costs	$160,953	$395,816

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

Summary of Cash Flows

The following summary discussion of our cash flows is based on the statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016

Cash flows provided by operating activities	$1,196,159	$65,948
Cash flows used in investing activities	(23,699,798)	(2,100,000)
Cash flows provided by financing activities	20,491,859	5,040,726
Net change in cash and cash equivalents	(2,011,780)	3,006,674
Cash and cash equivalents, beginning of the year	21,874,240	1,213,014
Cash and cash equivalents, end of the period	$19,862,460	$4,219,688

Our principal sources of cash flow were derived from proceeds received from our Offering and operating cash flows provided by our properties. In the future, we expect our investments will provide us with a relatively consistent stream of cash flow to sufficiently fund our operating expenses, any scheduled debt service and any monthly distributions authorized by our Board of Directors.

Our principal demands for liquidity currently are expected to be acquisition and development activities. The principal sources of funding for our operations are currently expected to be available cash on hand, operating cash flows and financings.

Operating activities

The net cash provided by operating activities of $1.2 million during the 2017 period primarily related to our net income of $0.3 million adjusted by adding back our loss from investment in unconsolidated affiliated real estate entities of $0.5 million and by changes in assets and liabilities of $0.4 million.

Investing activities

The cash used in investing activities of $23.7 million during the 2017 period consisted of investments in unconsolidated affiliated real estate entities.

Financing activities

The net cash provided by financing activities of $20.5 million during the 2017 period principally consists of proceeds from the issuance of our common stock of $23.6 million; partially offset by the payment of selling commissions, dealer manager fees and other offering costs of approximately $2.2 and distributions of $0.9 million to common stockholders.

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

DRIP and Share Repurchase Program

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. The offering provided for 10.0 million shares available for issuance under our DRIP which were offered at a discounted price equivalent to 95% of our Primary Offering price per Common Share. Through March 31, 2017, approximately 48,725 shares of common stock had been issued under our DRIP and approximately 10.0 million shares remained available for issuance.

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our date of inception through December 31, 2015, we did not receive any requests to redeem shares of our common stock under our share repurchase program. For the year ended December 31, 2016 we repurchased 18,798 shares of common stock pursuant to our share repurchase program at an average price per share of $9.75 per share. For the three months ended March 31, 2017, we repurchased 12,011 shares of common stock pursuant to our share repurchase program at an average price per share of $9.71 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP.

On April 21, 2017, the Board of Directors terminated our DRIP effective May 15, 2017. All future distributions will be in the form of cash.

Our Board of Directors reserves the right to terminate our share repurchase program without cause by providing written notice of termination of the share repurchase program to all stockholders.

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

The following table presents a reconciliation of FFO and MFFO to net (loss)/income:

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Net income	$296,733	$93,481
FFO adjustments:
Adjustments to equity earnings from unconsolidated affiliated real estate entities, net	476,101	-
FFO	772,834	93,481
MFFO adjustments:

Other adjustments:
Acquisition and other transaction related costs expensed	-	4,000

MFFO	772,834	97,481
Straight-line rent(1)	-	-
MFFO - IPA recommended format	$772,834	$97,481

Net income	$296,733	$93,481
Net income per common share, basic and diluted	$0.04	$0.11

FFO	$772,834	$93,481
FFO per common share, basic and diluted	$0.10	$0.11

Weighted average number of common shares
outstanding, basic and diluted	7,423,637	868,381

(1)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

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

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
Distribution period:	Q1 2017	Percentage of Distributions	Q1 2016	Percentage of Distributions

Date distribution declared	November 14, 2016		October 28, 2015, March 11, 2016

Date distribution paid	February 15, 2017, March 15, 2017, & April 17, 2017		February 16, 2016, March 15, 2016, & April 15, 2016

Distributions paid	$946,767		$132,214
Distributions reinvested	513,212		37,048
Total Distributions	$1,459,979		$169,262

Source of distributions:
Cash flows provided by operations	946,767	65%	$65,948	39%
Offering proceeds	-	0%	66,266	39%
Proceeds from issuance of common	513,212
stock through DRIP		0%	37,048	22%
Total Sources	$1,459,979	65%	$169,262	100%

Cash flows provided by
operations (GAAP basis)	$1,196,159		$65,948

Number of shares of common stock
issued pursuant to the Company's DRIP
	54,022		3,900

The table below presents our cumulative FFO and distributions declared:

For the period September 9, 2014
(date of inception) through
March 31, 2017

FFO	$2,197,009
Distributions declared	$3,953,299

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been issued or adopted during 2017 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the quarter ended March 31, 2017, there were no such material developments.

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

On September 12, 2014, the Company sold 20,000 Common Shares to the Advisor for $10.00 per share.

The Company’s registration statement on Form S-11 (the “Offering”), pursuant to which it offered to sell up to 30,000,000 shares of its common stock, par value $0.01 per share (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for an initial offering price of $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment program (the ‘‘DRIP’’) which were offered at a discounted price equivalent to 95% of the Primary Offering Price per Common Share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on February 26, 2015. On June 30, 2016, the Company adjusted its offering price to $9.14 per Common Share in its Primary Offering, which was equal to the Company’s estimated net asset value (“NAV”) per Common Share as of March 31, 2016, and effective July 25, 2016, the Company’s offering price was adjusted to $10.00 per Common Share in its Primary Offering, which is equal to the estimated NAV per Common Share as of June 30, 2016. Our estimated NAV per Common Share remained unchanged at $10.00 as of both September 30, 2016 and December 31, 2016. The Offering, which terminated on March 31, 2017, raised aggregate gross proceeds of approximately $84.0 million from the sale of approximately 8.9 million shares of common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor).

On April 21, 2017, the Company’s board of directors terminated the DRIP effective May 15, 2017. Previously, the Company’s stockholders had an option to elect the receipt of shares of the Company’s common stock in lieu of cash distributions under the Company’s DRIP, however, all future distributions will be in the form of cash.

On March 18, 2016, the Company and its Sponsor entered into a subordinated unsecured loan agreement (the “Subordinated Agreement”) pursuant to which the Sponsor had committed to make a significant investment in the Company of up to $36.0 million, which is equivalent to 12.0% of the $300.0 million maximum offering amount of Common Shares.

As of March 31, 2017 an aggregate of approximately $12.6 million of Subordinated Advances had been funded, which along with the related accrued interest of $117,961, are classified as Subordinated Advances – Related Party, a liability, on the consolidated balance sheets.

In connection with the termination of the Offering, on March 31, 2017, the Company and the Sponsor terminated the Subordinated Agreement. As a result of the termination, the Sponsor is no longer obligated to make Subordinated Advances to the Company. Interest will continue to accrue on the aggregate Subordinated Advances and repayment, if any, of the Subordinated Advances and accrued interest will be made according to the terms of the Subordinated Agreement disclosed above.

Below is a summary of the expenses we have incurred in connection with the issuance and distribution of the registered securities since inception:

Type of Expense Amount
Selling commissions and dealer manager fees	$7,557,885
Other expenses incurred	3,315,891
Total offering costs incurred from inception through March 31, 2017	$10,873,776

Cumulatively through the termination of our Offering on March 31, 2017, we have used the net offering proceeds of $85.7 million (including aggregate advances from our Sponsor of $12.6 million under the Subordinated Agreement), after deduction of offering expenses paid since inception of $10.9 million, as follows:

Cash	$19,121,003
Cash distributions not funded by operations	388,120
Investment in related party	37,000,000
Deposit on Real Estate Investment	29,387,048
Other uses (primarily timing of payables)	(147,219)

Total uses	$85,748,952

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Real Estate Income Trust Inc. on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 15, 2017, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Date: May 15, 2017	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2017	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

