Form 10-Q
period 2017-06-30
Lightstone Real Estate Income Trust Inc.
filed 2017-08-14
CIK 1619312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes  ☐  No ☑

As of August 1, 2017, there were 8.9 million outstanding shares of common stock of Lightstone Real Estate Income Trust Inc.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets

Investment in related party	$37,000,000	$37,000,000
Investments in unconsolidated affiliated real estate entities	31,196,532	-
Cash	17,151,618	21,874,240
Deposit and other assets	36,715	5,818,713
Due from related parties	-	28,696

Total Assets	$85,384,865	$64,721,649

Liabilities and Stockholders' Equity

Accounts payable and other accrued expenses	$187,203	$267,726
Due to related parties	56,144	-
Distributions payable	587,859	413,275
Subordinated advances - related party	12,796,585	12,703,876

Total liabilities	13,627,791	13,384,877

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized, 8,960,358 and 6,397,005 shares issued and outstanding, respectively	89,603	63,970
Additional paid-in-capital	75,666,683	52,616,396
Subscription receivable	-	(274,449)
Accumulated deficit	(3,999,212)	(1,069,145)
Total Stockholders' Equity	71,757,074	51,336,772

Total Liabilities and Stockholders' Equity	$85,384,865	$64,721,649

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Income:
Investment income	$1,122,333	$347,634	$2,232,333	$502,767
Loss from investment in unconsolidated affiliated real estate entity	(813,170)	-	(1,325,877)	-

Total income	309,163	347,634	906,456	502,767

Expenses:
General and administrative costs	246,574	60,628	501,036	122,280
Interest expense	46,611	11,649	92,709	11,649

Total expenses	293,185	72,277	593,745	133,929

Net income	$15,978	$275,357	$312,711	$368,838

Net income per common share, basic and diluted	$-	$0.20	$0.04	$0.32

Weighted average number of common shares outstanding, basic and diluted	8,957,184	1,409,636	8,194,647	1,139,159

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common
			Additional
			Paid-In	Subscription	Accumulated	Total
	Shares	Amount	Capital	Receivable	Deficit	Equity

BALANCE, December 31, 2016	6,397,005	$63,970	$52,616,396	$(274,449)	$(1,069,145)	$51,336,772

Net income	-	-	-	-	312,711	312,711
Distributions declared	-	-	-	-	(3,242,778)	(3,242,778)
Proceeds from offering	2,506,031	25,060	24,865,186	274,449	-	25,164,695
Shares issued from distribution reinvestment program	69,333	693	657,959	-	-	658,652
Redemption and cancellation of shares	(12,011)	(120)	(116,460)	-		(116,580)
Selling commissions and dealer manager fees	-	-	(2,330,905)	-	-	(2,330,905)
Other offering costs	-	-	(25,493)	-	-	(25,493)

BALANCE, June 30, 2017	8,960,358	$89,603	$75,666,683	$-	$(3,999,212)	$71,757,074

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$312,711	$368,838
Adjustments to reconcile net income to net cash
provided by operating activities:
Loss from investment in unconsolidated affiliated real estate entity	1,325,877	-
Changes in assets and liabilities:
Decrease/(increase) in other assets	94,748	(4,868)
Increase in accounts payable and other accrued expenses	10,686	4,348
Increase in accrued interest on subordinated advances - related party	92,709	-
Increase/(decrease) in due to related parties	84,840	(38,701)

Net cash provided by operating activities	1,921,571	329,617

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in related party	-	(11,900,000)
Investments in unconsolidated affiliated real estate entities	(26,835,160)	-

Cash used in investing activities	(26,835,160)	(11,900,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	25,164,695	7,668,018
Proceeds from subordinated advances - related party	-	5,682,013
Payment of commissions and offering costs	(2,447,606)	(2,141,786)
Redemption and cancellation of common stock	(116,580)	-
Distributions paid to Company's common stockholders	(2,409,542)	(350,204)

Net cash provided by financing activities	20,190,967	10,858,041

Net change in cash	(4,722,622)	(712,342)
Cash, beginning of year	21,874,240	1,213,014
Cash, end of period	$17,151,618	$500,672

Supplemental disclosure of cash flow information:
Distributions declared, but not paid	$587,859	$98,101
Commissions and other offering costs accrued but not paid	$127,515	$267,611
Value of shares issued from distribution reinvestment program	$658,652	$44,362
Application of deposit to acquisition of investment property	$5,687,250	$-

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

Lightstone Income Trust sold 20,000 Common Shares to Lightstone Real Estate Income LLC, a Delaware limited liability company (the ‘‘Advisor’’), an entity majority owned by David Lichtenstein, on September 12, 2014, for $10.00 per share. Mr. Lichtenstein also is a majority owner of the equity interests of Lightstone Income Trust’s sponsor, The Lightstone Group, LLC (the ‘‘Sponsor’’). Subject to the oversight of the Company’s board of directors (the “Board of Directors”), the Advisor has primary responsibility for making investment decisions and managing the Company’s day-to-day operations. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts significant influence over but does not control Lightstone Income Trust.

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

The Offering, which terminated on March 31, 2017, raised aggregate gross proceeds of approximately $85.6 million from the sale of approximately 8.9 million shares of common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor). After including aggregate advances from our Sponsor of $12.6 million under the Subordinated Agreement (as discussed in Note 6) and allowing for the payment of approximately $7.6 million in selling commissions and dealer manager fees and $3.2 million in organization and offering expenses, the Offering generated aggregate net proceeds of approximately $87.5 million.

On April 21, 2017, the Company’s board of directors approved the termination of the DRIP effective May 15, 2017. Previously, the Company’s stockholders had an option to elect the receipt of shares of the Company’s common stock in lieu of cash distributions under the Company’s DRIP, however, all future distributions will be in the form of cash. In addition, through May 15, 2017 (the termination date of the DRIP), the Company issued approximately 0.1 million shares of common stock under its DRIP, representing approximately $1.2 million of additional proceeds under the Offering.

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

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

In May 2014, the FASB issued an accounting standards update that provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows relating to customer contracts.  Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard.  This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

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

			As of
Entity	Date of Ownership	Ownership %	June 30, 2017	December 31, 2016
RP Maximus Cove, L.L.C. (the “Cove Joint Venture”)	January 31, 2017	22.50%	$19,293,818	$-
40 East End Ave. Pref Member LLC (“40 East End Ave. Joint Venture”)	March 31, 2017	33.30%	11,902,714	-
Total investments in unconsolidated affiliated real estate entities			$31,196,532	$-

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

The following table represents the unaudited condensed income statement for the Cove Joint Venture:

(amounts in thousands)	For the Three Months Ended June 30, 2017	For the Period January 31, 2017 (date of investment) through June 30, 2017
Revenue	$3,127	$5,201

Property operating expenses	1,268	1,901
General and administrative costs	16	142
Depreciation and amortization	2,381	3,964
Operating loss	(538)	(806)

Interest expense and other, net	(2,278)	(3,756)

Net loss	$(2,816)	$(4,562)
Company's share of net loss (22.50%)	$(633)	$(1,027)
Additional depreciation and amortization expense (1)	(180)	(299)
Company's loss from investment	$(813)	$(1,326)

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

The following table represents the unaudited condensed balance sheet for the Cove Joint Venture:

As of
(amounts in thousands)	June 30, 2017

Real estate, at cost (net)	$152,813
Cash and restricted cash	3,262
Other assets	1,161
Total assets	$157,236

Mortgage payable, net	$173,116
Other liabilities	1,662
Members' deficit (1)	(17,542)
Total liabilities and members' deficit	$157,236

(1)	Additional depreciation and amortization expense relates to the difference between the Company’s basis in the Cove Joint Venture and the amount of the underlying equity in net assets of the Cove Joint Venture.

40 East End Ave. Joint Venture

On March 31, 2017, the Company entered into a joint venture agreement (the “40 East End Ave. Transaction”) with SAYT Master Holdco LLC, an entity majority-owned and controlled by David Lichtenstein, who also majority owns and controls the Company’s Sponsor, and a related party, (the “Seller”), providing for the Company to acquire 33.3% of the Seller’s approximate 100% membership interest in 40 East End Ave. Pref Member LLC ( “40 East End Ave. Joint Venture”) for aggregate consideration of approximately $10.3 million. During the three months ended June 30, 2017, the members of the 40 East End Ave. Joint Venture contributed an additional $4.8 million to the 40 East End Ave. Joint Venture, of which the Company’s share was $1.6 million.

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

The 40 East End Ave. Joint Venture, through affiliates, owns a parcel of land located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City on which it is constructing a luxury residential project consisting of 29 condominium units. As of and for the six months ended June 30, 2017, the 40 East End Ave. Joint Venture was being developed and therefore had no results of operations.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

The following table represents the unaudited condensed balance sheet for the 40 East End Ave. Joint Venture:

As of
(amounts in thousands)	June 30, 2017

Real estate inventory	$72,362
Cash and restricted cash	28
Other assets	100
Total assets	$72,490

Mortgage payable, net	$4,743
Other liabilities	1,936
Members' capital	65,811
Total liabilities and members' capital	$72,490

4. Stockholders’ Equity

Earnings per Share

The Company had no potentially dilutive securities outstanding during the periods presented. Accordingly, earnings per share is calculated by dividing net income/(loss) by the weighted-average number of shares of common stock outstanding during the applicable period.

Subscription Receivable

The subscription receivable relates to shares issued to the Company’s shareholders for which the proceeds have not yet been received by the Company as of the balance sheet date solely due to timing of transfers from the escrow agent holding the funds.

Distributions

Distribution Declaration

On August 8, 2017, the Board of Directors authorized and the Company declared a distribution for each month during the three-month period ending December 31, 2017. The distributions will be calculated based on shareholders of record at a rate of $0.002191781 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 8.0% annualized rate based on a share price of $10.00 payable on or about the 15th day following each month end to stockholders of record at the close of business on the last day of the prior month.

Distribution Payments

On May 15, 2017, June 15, 2017 and July 14, 2017, the Company paid distributions for the months ended April 31, 2017, May 28, 2017 and June 31, 2017, respectively, totaling $1,782,928. The distributions were paid in full using a combination of cash and 10 shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $9.50 per share. The distributions were paid from a combination of cash flows provided by operations ($725,411 or 40%), offering proceeds ($1,057,418 or 59%) and excess cash proceeds from the issuance of common stock through the Company’s DRIP ($98 or 1%).

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

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Selling commissions and dealer manager fees	$-	$361,287	$2,330,905	$691,350
Other offering costs	$(135,460)	$351,452	$25,493	$747,268

Since the Company’s inception through March 31, 2017 (the termination date of the Offering), it has incurred approximately $7.6 million in selling commissions and dealer manager fees and $3.2 million of other offering costs in connection with the public offering of shares of its common stock.

6. Related Party Transaction and Other Arrangements

In addition to certain agreements with the Sponsor and Dealer Manager (see Note 5), the Company has agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Acquisition fees (general and administrative costs)	$-	$-	$573,750	$-
Asset management fees (general and administrative costs)	157,514	-	261,807	-
Total	$157,514	$-	$835,557	$-

The acquisition fee for the Cove Joint Venture of $573,750 was capitalized and included in unconsolidated affiliated real estate entities on the consolidated balance sheets.

Investment in Related Party

105-109 W. 28th Street Preferred Investment

On November 25, 2015, the Company entered into an agreement (the “Moxy Transaction”) with various related party entities that provides for the Company to make aggregate preferred equity contributions (the “105-109 W. 28th Street Preferred Investment”) of up to $20.0 million in various affiliates of its Sponsor (the “Developer”) which owns a parcel of land located at 105-109 W. 28thStreet, New York, NY at which they are constructing a 343-room Marriott Moxy hotel. The 105-109 W. 28th Street Preferred Investment is made pursuant to an instrument that entitles the Company to monthly preferred distributions at a rate of 12% per annum and was redeemable by the Company at the earlier of (i) the date that is two years from the date of the Company’s final contribution or (ii) the third anniversary of 105-109 W. 28th Street Preferred Investment. The Company may also have requested redemption or a restructuring of the agreement prior to the acceptance of any construction financing, which was obtained in December 2016. On June 30, 2016, the Company and the Developer amended the Moxy Transaction so that the Company’s contributions would become redeemable on the fifth anniversary of the Moxy Transaction. The 105-109 W. 28th Street Preferred Investment is classified as a held-to-maturity security and recorded at cost.

On August 30, 2016, the Company and the Developer amended the Moxy Transaction so that Company’s total aggregate contributions under the 105-109 W. 28th Street Preferred Investment would increase by $17.0 million to $37.0 million.

As of both June 30, 2017 and December 31, 2016, the 105-109 W. 28th Street Preferred Investment had an outstanding balance of $37.0 million, which is classified as an investment in related party on the consolidated balance sheets.  During the three and six months ended June 30, 2017, the Company recorded $1,122,333 and $2,232,333, respectively, and during the three and six months ended June 30, 2016, the Company recorded $347,634 and $502,767, respectively, of investment income related to the 105-109 W. 28th Street Preferred Investment. The Company’s Advisor elected to waive the acquisition fee associated with this transaction.

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

As of June 30, 2017, an aggregate of approximately $12.6 million of Subordinated Advances had been funded, which along with the related accrued interest of $164,572, are classified as Subordinated Advances – Related Party, a liability on the consolidated balance sheets. During the three and six months ended June 30, 2017, the Company accrued $46,611 and $92,709, respectively, of interest on the Subordinated Advances and during the three and six months ended June 30, 2016, the Company accrued $11,649 of interest on the Subordinated Advances.

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

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Lightstone Real Estate Income Trust Inc. and Subsidiaries (‘‘Lightstone Income Trust’’), and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Lightstone Real Estate Income Trust Inc., a Maryland corporation, and its subsidiaries.

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

Our registration statement on Form S-11(the “Offering”), pursuant to which we offered to sell up to 30,000,000 shares of our common stock (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for an initial offering price of $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment plan (the “DRIP”) which were offered at a discounted price equivalent to 95% of the Primary Offering price per Common Share) was declared effective by the SEC under the Securities Act of 1933 on February 26, 2015. On June 30, 2016, we adjusted our offering price to $9.14 per Common Share in our Primary offering, which was equal to our estimated net asset value (“NAV”) per Common Share as of March 31, 2016, and effective July 25, 2016, our offering price was adjusted to $10.00 per Common Share in our Primary Offering, which is equal to the estimated NAV per Common Share as of June 30, 2016. Our estimated NAV per Common Share remained unchanged at $10.00 as of both September 30, 2016 and December 31, 2016. The Offering, which terminated on March 31, 2017, raised aggregate gross proceeds of approximately $85.6 million from the sale of 8.9 million shares of our common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor).

On April 21, 2017, the Company’s board of directors approved the termination of the DRIP effective May 15, 2017. Previously, the Company’s stockholders had an option to elect the receipt of shares of the Company’s common stock in lieu of cash distributions under the Company’s DRIP, however, all future distributions will be in the form of cash. In addition, through May 15, 2017 (the termination date of the DRIP), we issued approximately 0.1 million shares of common stock under our DRIP, representing approximately $1.2 million of additional proceeds under the Offering.

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

As of June 30, 2017 an aggregate of approximately $12.6 million of Subordinated Advances had been funded, which along with the related accrued interest of $164,572, is classified as Subordinated Advances – Related Party, a liability, on the consolidated balance sheets.

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

Portfolio Summary –

Unconsolidated Affiliated Real Estate Entity:
Multi - Family Residential	Location	Year Built	Leasable Units	Percentage Occupied as of June 30, 2017	Annualized Revenues based on rents at June 30, 2017	Annualized Revenues per unit at June 30, 2017

The Cove (Multi-Family Complex)	Tiburon, California	1967	281	87%	$13.5 million	$55,221

Critical Accounting Policies and Estimates

There were no material changes during the six months ended June 30, 2017 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

During the fourth quarter of 2015 we made our first real estate-related investment, the 105-109 W. 28th Street Preferred Investment. Additionally, we acquired a 22.5% membership in RP Maximus Cove, L.L.C. (the “Cove Joint Venture”) on January 31, 2017 and we acquired an approximate 33.3% interest in 40 East End Ave. Pref Member LLC ( “40 East End Ave. Joint Venture”) on March 31, 2017. We account for our 22.5% interest in the Cove Joint Venture and our approximately 33.3% interest in the 40 East End Ave. Joint Venture under the equity method of accounting as of June 30, 2017. The operating results of our investments are reflected in our consolidated statements of operations commencing from their respective dates of acquisition. The Cove Joint Venture owns and operates The Cove at Tiburon (“the Cove”), a 281-unit, luxury waterfront multifamily rental property located in Tiburon, California. The 40 East End Ave. Joint Venture, through affiliates, owns a parcel of land located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City on which it is constructing a luxury residential project consisting of 29 condominium units. As of and for the three and six months ended June 30, 2017, the 40 East End Ave. Joint Venture was being developed and therefore had no results of operations. See Note 3 and Note 6 of the Notes to Consolidated Financial Statements for additional information on our investments.

For the Three Months Ended June 30, 2017 vs. June 30, 2016

Investment income

Investment income, which was attributable to the 105-109 W. 28th Street Preferred Investment, was $1,122,333 for the three months ended June 30, 2017 compared to $347,634 for the same period in 2016 as a result of the Company’s additional contribution to the 105-109 W. 28th Street Preferred Investment subsequent to the 2016 period.

Loss from investment in unconsolidated affiliated real estate entity

Our loss from investment in unconsolidated affiliated real estate entity during three months ended June 30, 2017 was $813,170. Our loss from investment in unconsolidated affiliated real estate entity is attributable to our ownership interest in the Cove Joint Venture. Commencing on January 31, 2017 which was the date that we acquired our interest, we account for our ownership interest in the Cove Joint Venture under the equity method of accounting.

General and administrative expenses

General and administrative expense increased by $185,946 to $246,574 during the three months ended June 30, 2017 compared to $60,628 for the same period in 2016. The increase reflects an increase in the asset management fees to our Advisor during the 2017 period.

Interest Expense

Interest expense, which was attributable to the Subordinated Advances – Related Party, was $46,611 for the three months ended June 30, 2017 compared to $11,649 for the same period in 2016 as a result of the additional advances funded by the Sponsor subsequent to the 2016 period.

For the Six Months Ended June 30, 2017 vs. June 30, 2016

 Investment income

Investment income, which was attributable to the 105-109 W. 28th Street Preferred Investment, was $2,232,333 for the six months ended June 30, 2017 compared to $502,767 for the same period in 2016.

Loss from investment in unconsolidated affiliated real estate entity

Our loss from investment in unconsolidated affiliated real estate entity during six months ended June 30, 2017 was $1,325,877. Our loss from investment in unconsolidated affiliated real estate entity is attributable to our ownership interest in the Cove Joint Venture. Commencing on January 31, 2017 which was the date that we acquired our interest, we account for our ownership interest in the Cove Joint Venture under the equity method of accounting.

General and administrative expenses

General and administrative expense increased by $378,756 to $501,036 during the six months ended June 30, 2017 compared to $122,280 for the same period in 2016. The increase reflects an increase in the asset management fees to our Advisor and higher accounting and transfer agent fees during the 2017 period.

Interest Expense

Interest expense, which was attributable to the Subordinated Advances – Related Party, was $92,709 for the six months ended June 30, 2017 compared to $11,649 for the same period in 2016 as a result of the additional advances funded by the Sponsor subsequent to the 2016 period.

Financial Condition, Liquidity and Capital Resources

For the six months ended June 30, 2017 our primary source of funds were approximately $25.2 million of net proceeds from the sale of shares of common stock under our Offering.

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

On January 31, 2017, the Cove Joint Venture entered into a $175.0 million loan (the “Loan”) initially scheduled to mature on January 31, 2020 with two, one-year extension options, subject to certain conditions. The Loan requires monthly interest payments through its maturity date.  The Loan bears interest at Libor plus 3.85% through its initial maturity and Libor plus 4.15% during each of the extension periods. The Loan is collateralized by The Cove and an affiliate of the Sponsor (the “Guarantor”) has guaranteed the Cove Joint Venture‘s obligation to pay the outstanding balance of the Loan up to approximately $43.8 million (the “Loan Guarantee”). The members of the Cove Joint venture have agreed to reimburse the Guarantor for any balance that may become due under the Loan Guarantee, of which our share is up to approximately $10.9 million.

Starting in 2013, the Cove has been undergoing an extensive refurbishment which is substantially completed. The members of the Cove Joint venture intend to use remaining proceeds from the Loan and to invest additional capital if necessary to complete the remainder of the refurbishment. The Guarantor provided an additional guarantee of up to approximately $13.4 million (the “Refurbishment Guarantee”) to provide the necessary funds to complete the remaining renovations as defined in the Loan. The members of the Cove Joint venture have agreed to reimburse the Guarantor for any balance that may become due under the Refurbishment Guarantee, of which our share is up to approximately $3.3 million.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor. During our organization and offering stage, we made payments to the Dealer Manager for selling commissions and dealer manager fees. During this stage, we made payments to our Advisor for reimbursement of certain other organization and offering expenses.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Selling commissions and dealer manager fees	$-	$361,287	$2,330,905	$691,350
Other offering costs	$(135,460)	$351,452	$25,493	$747,268

We have agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Acquisition fees (general and administrative costs)	$-	$-	$573,750	$-
Asset management fees (general and administrative costs)	157,514	-	261,807	-
Total	$157,514	$-	$835,557	$-

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

Summary of Cash Flows

The following summary discussion of our cash flows is based on the statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016

Cash flows provided by operating activities	$1,921,571	$329,617
Cash flows used in investing activities	(26,835,160)	(11,900,000)
Cash flows provided by financing activities	20,190,967	10,858,041
Net change in cash and cash equivalents	(4,722,622)	(712,342)
Cash and cash equivalents, beginning of the year	21,874,240	1,213,014
Cash and cash equivalents, end of the period	$17,151,618	$500,672

Our principal sources of cash flow were derived from proceeds received from our Offering and operating cash flows provided by our investments. In the future, we expect our investments will provide us with a relatively consistent stream of cash flow to sufficiently fund our operating expenses, any scheduled debt service and any monthly distributions authorized by our Board of Directors.

Our principal demands for liquidity currently are expected to be acquisition and development activities, including contributions to our investments in unconsolidated affiliated real estate entities. The principal sources of funding for our operations are currently expected to be available cash on hand, operating cash flows and financings.

Operating activities

The net cash provided by operating activities of $1.9 million during the 2017 period primarily related to our net income of $0.3 million adjusted by adding back our loss from investment in unconsolidated affiliated real estate entities of $1.3 million and by changes in assets and liabilities of $0.3 million.

Investing activities

The cash used in investing activities of $26.8 million during the 2017 period consisted of investments in unconsolidated affiliated real estate entities.

Financing activities

The net cash provided by financing activities of $20.2 million during the 2017 period principally consists of proceeds from the issuance of our common stock of $25.2 million; partially offset by the payment of selling commissions, dealer manager fees and other offering costs of approximately $2.4 and distributions of $2.4 million to common stockholders.

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

DRIP and Share Repurchase Program

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. The offering provided for 10.0 million shares available for issuance under our DRIP which were offered at a discounted price equivalent to 95% of our Primary Offering price per Common Share. Through May 15, 2017 (the termination date of the DRIP), 128,554 shares of common stock had been issued under our DRIP.

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our date of inception through December 31, 2015, we did not receive any requests to redeem shares of our common stock under our share repurchase program. For the year ended December 31, 2016 we repurchased 18,798 shares of common stock pursuant to our share repurchase program at an average price per share of $9.75 per share. For the six months ended June 30, 2017, we repurchased 12,011 shares of common stock pursuant to our share repurchase program at an average price per share of $9.71 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP.

On April 21, 2017, the Board of Directors approved the termination of our DRIP effective May 15, 2017. All future distributions will be in the form of cash.

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

The below table illustrates the items deducted in the calculation of FFO and MFFO. Items are presented net of non-controlling interest portions where applicable.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$15,978	$275,357	$312,711	$368,838
FFO adjustments:
Adjustments to equity earnings from unconsolidated affiliated real estate entities, net	715,336	-	1,191,437	-
FFO	731,314	275,357	1,504,148	368,838
MFFO adjustments:

Other adjustments:
Acquisition and other transaction related costs expensed	-	-		4,000
MFFO	731,314	275,357	1,504,148	372,838
Straight-line rent(1)	-	-	-	-
MFFO - IPA recommended format	$731,314	$275,357	$1,504,148	$372,838

Net income	$15,978	$275,357	$312,711	$368,838
Less: net income attributable to noncontrolling interests	-	-	-	-
Net income applicable to Company's common shares	$15,978	$275,357	$312,711	$368,838
Net income per common share, basic and diluted	$0.00	$0.20	$0.04	$0.32

FFO	$731,314	$275,357	$1,504,148	$368,838
Less: FFO attributable to noncontrolling interests	-	-	-	-
FFO attributable to Company's common shares	$731,314	$275,357	$1,504,148	$368,838
FFO per common share, basic and diluted	$0.08	$0.20	$0.18	$0.32

MFFO - IPA recommended format	$731,314	$275,357	$1,504,148	$372,838
Less: MFFO attributable to noncontrolling interests	-	-	-	-
MFFO attributable to Company's common shares	$731,314	$275,357	$1,504,148	$372,838

Weighted average number of common shares
outstanding, basic and diluted	8,957,184	1,409,936	8,194,647	1,139,159

(1)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

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

	Year to Date June 30, 2017		Three Months Ended June 30, 2017		Three Months Ended March 31, 2017
Distribution period:		Percentage of Distributions	Q2 2017	Percentage of Distributions	Q1 2017	Percentage of Distributions

Date distribution declared			May 12, 2017		November 14, 2016

Date distribution paid			May 15, 2017, June 15, 2017, & July 14, 2017		February 15, 2017, March 15, 2017, & April 17, 2017

Distributions paid	$2,729,453		$1,782,830		$946,623
Distributions reinvested	513,325		98		513,227
Total Distributions	$3,242,778		$1,782,928		$1,459,850

Source of distributions:
Cash flows provided by operations	$1,921,571	59%	$725,411	41%	$946,623	65%
Offering proceeds	807,882	25%	1,057,419	59%	-	0%

Proceeds from issuance of common stock through DRIP	513,325	16%	98	0%	513,227	35%
Total Sources	$3,242,778	100%	$1,782,928	100%	$1,459,850	100%

Cash flows provided by operations (GAAP basis)	$1,921,571		$725,412		$1,196,159

Number of shares of common stock issued pursuant to the Company's DRIP	54,034		10		54,024

	Year to Date June 30, 2016		Three Months Ended June 30, 2016		Three Months Ended March 31, 2016
Distribution period:		Percentage of Distributions	Q2 2016	Percentage of Distributions	Q1 2016	Percentage of Distributions

Date distribution declared			May 12, 2016		October 28, 2015, March 11, 2016

Date distribution paid			May 14, 2016, June 15, 2016, & July 15, 2016		February 16, 2016, March 15, 2016, & April 15, 2016

Distributions paid	$382,430		$250,216		$132,214
Distributions reinvested	64,067		27,019		37,048
Total Distributions	$446,497		$277,235		$169,262

Source of distributions:
Cash flows provided by operations	$341,266	76%	$250,216	90%	$65,948	39%
Offering proceeds	41,164	9%	-	-	66,266	39%

Proceeds from issuance of common stock through DRIP	64,067	14%	27,019	10%	37,048	22%
Total Sources	$446,497	99%	$277,235	100%	$169,262	100%

Cash flows provided by operations (GAAP basis)	$341,266		$275,318		$65,948

Number of shares of common stock issued pursuant to the Company's DRIP	7,013		3,113		3,900

The table below presents our cumulative FFO and distributions declared:

For the period September 9, 2014
(date of inception) through
June 30, 2017

FFO	$2,928,323
Distributions declared	$5,736,097

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Offering, which terminated on March 31, 2017, raised aggregate gross proceeds of approximately $85.6 million from the sale of approximately 8.9 million shares of common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor). After including the purchase of aggregate advances from our Sponsor of $12.6 million under the Subordinated Agreement and allowing for the payment of approximately $7.6 million in selling commissions and dealer manager fees and $3.2 million in organization and offering expenses, the Offering generated aggregate net proceeds of approximately $87.5 million. In addition, the Company had issued approximately 0.1 million shares of common stock under its DRIP, representing approximately $1.2 million of additional proceeds under the Offering. The DRIP was terminated effective May 15, 2017.

On March 18, 2016, the Company and its Sponsor entered into a subordinated unsecured loan agreement (the “Subordinated Agreement”) pursuant to which the Sponsor had committed to make a significant investment in the Company of up to $36.0 million, which is equivalent to 12.0% of the $300.0 million maximum offering amount of Common Shares.

As of June 30, 2017 an aggregate of approximately $12.6 million of Subordinated Advances had been funded, which along with the related accrued interest of $164,572, are classified as Subordinated Advances – Related Party, a liability, on the consolidated balance sheets.

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

Below is a summary of the expenses we have incurred in connection with the issuance and distribution of the registered securities since inception:

Type of Expense Amount
Selling commissions and dealer manager fees	$7,557,885
Other expenses incurred	3,180,431
Total offering costs incurred from inception through March 31, 2017	$10,738,316

Cumulatively through the termination of our Offering on March 31, 2017, we have used the net offering proceeds of $87.5 million (including aggregate advances from our Sponsor of $12.6 million under the Subordinated Agreement), after deduction of offering expenses paid since inception of $10.7 million, as follows:

Cash	$16,013,094
Cash distributions not funded by operations	1,445,538
Investment in related party	37,000,000
Real Estate Investments	32,522,410
Other uses (primarily timing of payables)	488,382

Total uses	$87,469,424

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1*	Amended and Restated Limited Liability Company Operating Agreement of RP Maximus Cove, L.L.C. by and among REIT III Cove LLC, REIT IV Cove LLC, LSG Cove LLC And Maximus Cove Investor LLC
10.2*	Amended And Restated Limited Liability Company Agreement of 40 East End Ave. Pref Member LLC
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Real Estate Income Trust Inc. on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on August 14, 2017, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Date: August 14, 2017	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2017	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

