Form 10-Q
period 2017-09-30
Lightstone Real Estate Income Trust Inc.
filed 2017-11-14
CIK 1619312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes  ☐  No ☑

As of November 1, 2017, there were 9.0 million outstanding shares of common stock of Lightstone Real Estate Income Trust Inc.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets

Investment in related party	$37,000,000	$37,000,000
Investments in unconsolidated affiliated real estate entities	31,158,226	-
Cash	15,293,700	21,874,240
Deposit and other assets	25,267	5,818,713
Due from related parties	-	28,696

Total Assets	$83,477,193	$64,721,649

Liabilities and Stockholders' Equity

Accounts payable and other accrued expenses	$35,852	$267,726
Due to related parties	53,609	-
Distributions payable	587,318	413,275
Subordinated advances - related party	12,843,707	12,703,876

Total liabilities	13,520,486	13,384,877

Commitments and Contingencies

Stockholders' Equity:

Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.01 par value; 200,000,000 shares authorized, 8,952,132 and 6,397,005 shares issued and outstanding, respectively	89,521	63,970
Additional paid-in-capital	75,586,926	52,616,396
Subscription receivable	-	(274,449)
Accumulated deficit	(5,719,740)	(1,069,145)

Total Stockholders' Equity	69,956,707	51,336,772

Total Liabilities and Stockholders' Equity	$83,477,193	$64,721,649

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Income:
Investment income	$1,134,667	$600,366	$3,367,000	$1,103,133
Loss from investment in unconsolidated affiliated real estate entity	(741,002)	-	(2,066,879)	-

Total income	393,665	600,366	1,300,121	1,103,133

Expenses:
General and administrative costs	265,960	85,273	766,996	207,553
Interest expense	47,122	21,138	139,831	32,787

Total expenses	313,082	106,411	906,827	240,340

Net income	$80,583	$493,955	$393,294	$862,793

Net income per common share, basic and diluted	$0.01	$0.13	$0.05	$0.43

Weighted average number of common shares outstanding, basic and diluted	8,955,440	3,730,626	8,451,031	2,009,286

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common
			Additional
			Paid-In	Subscription	Accumulated	Total
	Shares	Amount	Capital	Receivable	Deficit	Equity

BALANCE, December 31, 2016	6,397,005	$63,970	$52,616,396	$(274,449)	$(1,069,145)	$51,336,772

Net income	-	-	-	-	393,294	393,294
Distributions declared	-	-	-	-	(5,043,889)	(5,043,889)
Proceeds from offering	2,506,031	25,060	24,865,186	274,449	-	25,164,695
Shares issued from distribution reinvestment program	69,332	693	657,959	-	-	658,652
Redemption and cancellation of shares	(20,236)	(202)	(196,217)	-	-	(196,419)
Selling commissions and dealer manager fees	-	-	(2,330,905)	-	-	(2,330,905)
Other offering costs	-	-	(25,493)	-	-	(25,493)

BALANCE, September 30, 2017	8,952,132	$89,521	$75,586,926	$-	$(5,719,740)	$69,956,707

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$393,294	$862,793
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from investment in unconsolidated affiliated real estate entity	2,066,879	-
Changes in assets and liabilities:
Decrease/(increase) in other assets	106,196	(5,834)
(Decrease)/increase in accounts payable and other accrued expenses	(13,150)	4,969
Increase in accrued interest on subordinated advances - related party	139,831	32,787
Increase/(decrease) in due to related parties	82,305	(37,774)
Net cash provided by operating activities	2,775,355	856,941

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in related party	-	(18,194,001)
Deposit on real estate investment	-	(3,412,500)
Investments in unconsolidated affiliated real estate entities	(27,537,856)	-

Cash used in investing activities	(27,537,856)	(21,606,501)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	25,164,695	37,950,067
Proceeds from subordinated advances - related party	-	10,432,013
Payment of commissions and offering costs	(2,575,121)	(4,713,533)
Redemption and cancellation of common stock	(196,419)	-
Distributions paid to Company's common stockholders	(4,211,194)	(724,181)

Net cash provided by financing activities	18,181,961	42,944,366

Net change in cash	(6,580,540)	22,194,806
Cash, beginning of year	21,874,240	1,213,014
Cash, end of period	$15,293,700	$23,407,820

Supplemental disclosure of cash flow information:
Distributions declared, but not paid	$587,318	$301,454
Commissions and other offering costs accrued but not paid	$-	$352,045
Subscription receivable	-	39,000
Value of shares issued from distribution reinvestment program	$658,652	$215,248
Application of deposit to acquisition of investment property	$5,687,250	$-

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

1.	Organization

Lightstone Real Estate Income Trust Inc. (‘‘Lightstone Income Trust’’), incorporated on September 9, 2014, in Maryland, elected to qualify to be taxed as a real estate investment trust (‘‘REIT’’) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2016.

Lightstone Income Trust sold 20,000 Common Shares to Lightstone Real Estate Income LLC, a Delaware limited liability company (the ‘‘Advisor’’), an entity majority owned by David Lichtenstein, on September 12, 2014, for $10.00 per share. Mr. Lichtenstein also is a majority owner of the equity interests of Lightstone Income Trust’s sponsor, The Lightstone Group, LLC (the ‘‘Sponsor’’). Subject to the oversight of the Company’s board of directors (the “Board of Directors”), the Advisor has primary responsibility for making investment decisions and managing the Company’s day-to-day operations. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone Income Trust.

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

The Company has and expects to continue to seek to originate, acquire and manage a diverse portfolio of real estate-related investments. The Company may invest in mezzanine loans, first lien mortgage loans, second lien mortgage loans, bridge loans and preferred equity interests, in each case with a focus on investments intended to finance development or redevelopment opportunities. The Company may also invest in debt and derivative securities related to real estate assets. The Company expects that a majority of its investments by value will be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly owned by, the Sponsor, by its affiliates or by real estate investment programs sponsored by it.

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

			As of
Entity	Date of Ownership	Ownership %	September 30, 2017	December 31, 2016
RP Maximus Cove, L.L.C. (the "Cove Joint Venture")	January 31, 2017	22.50%	$18,552,816	$-
40 East End Ave. Pref Member LLC ( “40 East End Ave. Joint Venture”)	March 31, 2017	33.30%	12,605,410	-
Total investments in unconsolidated affiliated real estate entities			$31,158,226	$-

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

The following table represents the unaudited condensed income statement for the Cove Joint Venture:

(amounts in thousands)	For the Three Months Ended September 30, 2017	For the Period January 31,2017 (date of investment) through September 30, 2017

Revenue	$3,523	$8,724

Property operating expenses	1,175	3,076
General and administrative costs	54	196
Depreciation and amortization	2,383	6,348

Operating loss	(89)	(896)

Interest expense and other, net	(2,406)	(6,161)

Net loss	$(2,495)	$(7,057)

Company's share of net loss (22.50%)	$(561)	$(1,588)

Additional depreciation and amortization expense (1)	(180)	(479)

Company's loss from investment	$(741)	$(2,067)

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

The following table represents the unaudited condensed balance sheet for the Cove Joint Venture:

As of
(amounts in thousands)	September 30, 2017

Real estate, at cost (net)	$150,602
Cash and restricted cash	2,797
Other assets	1,822
Total assets	$155,221

Mortgage payable, net	$173,325
Other liabilities	1,933
Members' deficit (1)	(20,037)
Total liabilities and members' deficit	$155,221

(1)	Additional depreciation and amortization expense relates to the difference between the Company’s basis in the Cove Joint Venture and the amount of the underlying equity in net assets of the Cove Joint Venture.

40 East End Ave. Joint Venture

On March 31, 2017, the Company entered into a joint venture agreement (the “40 East End Ave. Transaction”) with SAYT Master Holdco LLC, an entity majority-owned and controlled by David Lichtenstein, who also majority owns and controls the Company’s Sponsor, and a related party, (the “Seller”), providing for the Company to acquire 33.3% of the Seller’s approximate 100% membership interest in 40 East End Ave. Pref Member LLC ( “40 East End Ave. Joint Venture”) for aggregate consideration of approximately $10.3 million. During the six months ended September 30, 2017, the Company contributed an additional $2.3 million to the 40 East End Ave. Joint Venture.

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

The 40 East End Ave. Joint Venture, through affiliates, owns a parcel of land located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City on which it is constructing a luxury residential project consisting of 29 condominium units. As of and for the nine months ended September 30, 2017, the 40 East End Ave. Joint Venture was being developed and therefore had no results of operations.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

The following table represents the unaudited condensed balance sheet for the 40 East End Ave. Joint Venture:

As of
(amounts in thousands)	September 30, 2017

Real estate inventory	$78,811
Cash and restricted cash	2,280
Other assets	270
Total assets	$81,361

Mortgage payable, net	$10,834
Other liabilities	2,610
Members' capital	67,917
Total liabilities and members' capital	$81,361

4.	Stockholders’ Equity

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

Distributions

Distribution Declaration

On November 9, 2017, the Board of Directors authorized and the Company declared a distribution for each month during the three-month period ending March 31, 2018. The distributions will be calculated based on shareholders of record at a rate of $0.002191781 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 8.0% annualized rate based on a share price of $10.00 payable on or about the 15th day following each month end to stockholders of record at the close of business on the last day of the prior month.

Distribution Payments

On August 15, 2017, September 15, 2017 and October 16, 2017, the Company paid distributions for the months ended July 31, 2017, August 31, 2017 and September 30, 2017, respectively, totaling $1,801,111. The distributions were paid in cash. The distributions were paid from a combination of cash flows provided by operations ($853,784 or 47%) and offering proceeds ($947,327 or 53%).

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Selling commissions and dealer manager fees	$-	$2,752,667	$2,330,905	$3,444,017
Other offering costs	$-	$(96,486)	$25,493	$650,782

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

Since the Company’s inception through March 31, 2017 (the termination date of the Offering), it incurred approximately $7.6 million in selling commissions and dealer manager fees and $3.2 million of other offering costs in connection with the public offering of shares of its common stock.

6.	Related Party Transaction and Other Arrangements

In addition to certain agreements with the Sponsor and Dealer Manager (see Note 5), the Company has agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Acquisition fees (1)	$-	$-	$573,750	$-
Asset management fees (general and administrative costs)	156,112	-	417,919	-
Total	$156,112	$-	$991,669	$-

(1)	The acquisition fee for the Cove Joint Venture of $573,750 was capitalized and included in unconsolidated affiliated real estate entities on the consolidated balance sheets.

Investment in Related Party

105-109 W. 28th Street Preferred Investment

On November 25, 2015, the Company entered into an agreement (the “Moxy Transaction”) with various related party entities that provides for the Company to make aggregate preferred equity contributions (the “105-109 W. 28th Street Preferred Investment”) of up to $20.0 million in various affiliates of its Sponsor (the “Developer”) which owns a parcel of land located at 105-109 W. 28th Street, New York, NY at which they are constructing a 343-room Marriott Moxy hotel. The 105-109 W. 28th Street Preferred Investment is made pursuant to an instrument that entitles the Company to monthly preferred distributions at a rate of 12% per annum and was redeemable by the Company at the earlier of (i) the date that is two years from the date of the Company’s final contribution or (ii) the third anniversary of 105-109 W. 28th Street Preferred Investment. The Company may also have requested redemption or a restructuring of the agreement prior to the acceptance of any construction financing, which was obtained in December 2016. On September 30, 2016, the Company and the Developer amended the Moxy Transaction so that the Company’s contributions would become redeemable on the fifth anniversary of the Moxy Transaction. The 105-109 W. 28th Street Preferred Investment is classified as a held-to-maturity security and recorded at cost.

On August 30, 2016, the Company and the Developer amended the Moxy Transaction so that Company’s total aggregate contributions under the 105-109 W. 28th Street Preferred Investment would increase by $17.0 million to $37.0 million.

As of both September 30, 2017 and December 31, 2016, the 105-109 W. 28th Street Preferred Investment had an outstanding balance of $37.0 million, which is classified as an investment in related party on the consolidated balance sheets.  During the three and nine months ended September 30, 2017, the Company recorded $1,134,667 and $3,367,000, respectively, and during the three and nine months ended September 30, 2016, the Company recorded $600,366 and $1,103,133, respectively, of investment income related to the 105-109 W. 28th Street Preferred Investment. The Company’s Advisor elected to waive the acquisition fee associated with this transaction.

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

As of September 30, 2017, an aggregate of approximately $12.6 million of Subordinated Advances had been funded, which along with the related accrued interest of $211,694, are classified as Subordinated Advances – Related Party, a liability on the consolidated balance sheets. During the three and nine months ended September 30, 2017, the Company accrued $47,122 and $139,831, respectively, of interest on the Subordinated Advances and during the three and nine months ended September 30, 2016, the Company accrued $21,138 and $32,787, respectively, of interest on the Subordinated Advances.

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

As of September 30, 2017 an aggregate of approximately $12.6 million of Subordinated Advances had been funded, which along with the related accrued interest of $211,694, is classified as Subordinated Advances – Related Party, a liability, on the consolidated balance sheets.

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

Portfolio Summary –

Unconsolidated Affiliated Real Estate Entity:

Multi - Family Residential	Location	Year Built	Leasable Units	Percentage Occupied as of September 30, 2017	Annualized Revenues based on rents at September 30, 2017	Annualized Revenues per unit at September 30, 2017
The Cove (Multi-Family Complex)	Tiburon, California	1967	281	90%	$14.0 million	$55,724

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended September 30, 2017 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

During the fourth quarter of 2015 we made our first real estate-related investment, the 105-109 W. 28th Street Preferred Investment. Additionally, we acquired a 22.5% membership in RP Maximus Cove, L.L.C. (the “Cove Joint Venture”) on January 31, 2017 and we acquired an approximate 33.3% interest in 40 East End Ave. Pref Member LLC ( “40 East End Ave. Joint Venture”) on March 31, 2017. We account for our 22.5% interest in the Cove Joint Venture and our approximately 33.3% interest in the 40 East End Ave. Joint Venture under the equity method of accounting as of September 30, 2017. The operating results of our investments are reflected in our consolidated statements of operations commencing from their respective dates of acquisition. The Cove Joint Venture owns and operates The Cove at Tiburon (“the Cove”), a 281-unit, luxury waterfront multifamily rental property located in Tiburon, California. The 40 East End Ave. Joint Venture, through affiliates, owns a parcel of land located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City on which it is constructing a luxury residential project consisting of 29 condominium units. As of and for the three and nine months ended September 30, 2017, the 40 East End Ave. Joint Venture was being developed and therefore had no results of operations. See Note 3 and Note 6 of the Notes to Consolidated Financial Statements for additional information on our investments.

For the Three Months Ended September 30, 2017 vs. September 30, 2016

Investment income

Investment income, which was attributable to the 105-109 W. 28th Street Preferred Investment, was $1,134,667 for the three months ended September 30, 2017 compared to $600,366 for the same period in 2016 as a result of the Company’s additional contribution to the 105-109 W. 28th Street Preferred Investment subsequent to the 2016 period.

Loss from investment in unconsolidated affiliated real estate entity

Our loss from investment in unconsolidated affiliated real estate entity during three months ended September 30, 2017 was $741,002. Our loss from investment in unconsolidated affiliated real estate entity is attributable to our ownership interest in the Cove Joint Venture. Commencing on January 31, 2017 which was the date that we acquired our interest, we account for our ownership interest in the Cove Joint Venture under the equity method of accounting.

General and administrative expenses

General and administrative expense increased by $180,687 to $265,960 during the three months ended September 30, 2017 compared to $85,273 for the same period in 2016. The increase reflects an increase in the asset management fees to our Advisor during the 2017 period.

Interest expense

Interest expense, which was attributable to the Subordinated Advances – Related Party, was $47,122 for the three months ended September 30, 2017 compared to $21,138 for the same period in 2016 as a result of the additional advances funded by the Sponsor subsequent to the 2016 period.

For the Nine Months Ended September 30, 2017 vs. September 30, 2016

Investment income

Investment income, which was attributable to the 105-109 W. 28th Street Preferred Investment, was $3,367,000 for the nine months ended September 30, 2017 compared to $1,103,133 for the same period in 2016 as a result of the Company’s additional contribution to the 105-109 W. 28th Street Preferred Investment subsequent to the 2016 period.

Loss from investment in unconsolidated affiliated real estate entity

Our loss from investment in unconsolidated affiliated real estate entity during nine months ended September 30, 2017 was $2,066,879. Our loss from investment in unconsolidated affiliated real estate entity is attributable to our ownership interest in the Cove Joint Venture. Commencing on January 31, 2017 which was the date that we acquired our interest, we account for our ownership interest in the Cove Joint Venture under the equity method of accounting.

General and administrative expenses

General and administrative expenses increased by $559,443 to $766,996 during the nine months ended September 30, 2017 compared to $207,553 for the same period in 2016. The increase reflects an increase in the asset management fees to our Advisor and higher accounting and transfer agent fees during the 2017 period.

Interest expense

Interest expense, which was attributable to the Subordinated Advances – Related Party, was $139,831 for the nine months ended September 30, 2017 compared to $32,787 for the same period in 2016 as a result of the additional advances funded by the Sponsor subsequent to the 2016 period.

Financial Condition, Liquidity and Capital Resources

For the nine months ended September 30, 2017 our primary source of funds were approximately $25.2 million of net proceeds from the sale of shares of common stock under our Offering and $2.8 million of cash flows from operations.

Our future sources of funds will primarily consist of cash on hand and cash flows from our operations. We currently believe that these cash resources will be sufficient to satisfy our cash requirements (primarily operating expenses and distributions) for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Selling commissions and dealer manager fees	$-	$2,752,667	$2,330,905	$3,444,017
Other offering costs	$-	$(96,486)	$25,493	$650,782

We have agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Acquisition fees (1)	$-	$-	$573,750	$-
Asset management fees (general and administrative costs)	156,112	-	417,919	-
Total	$156,112	$-	$991,669	$-

(1)	The acquisition fee for the Cove Joint Venture of $573,750 was capitalized and included in investments in unconsolidated affiliated real estate entities on the consolidated balance sheets.

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

Summary of Cash Flows

The following summary discussion of our cash flows is based on the statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016

Cash flows provided by operating activities	$2,775,355	$856,941
Cash flows used in investing activities	(27,537,856)	(21,606,501)
Cash flows provided by financing activities	18,181,961	42,944,366
Net change in cash and cash equivalents	(6,580,540)	22,194,806
Cash and cash equivalents, beginning of the year	21,874,240	1,213,014
Cash and cash equivalents, end of the period	$15,293,700	$23,407,820

Our principal sources of cash flow were derived from proceeds received from our Offering and operating cash flows provided by our investments. In the future, we expect that cash available on hand and earnings from our investments will provide us with a relatively consistent stream of cash flow to sufficiently fund our operating expenses, any scheduled debt service and any monthly distributions authorized by our Board of Directors.

Our principal demands for liquidity currently are expected to be acquisition and development activities, including contributions to our investments in unconsolidated affiliated real estate entities. The principal sources of funding for our operations are currently expected to be available cash on hand, operating cash flows and financings.

Operating activities

The net cash provided by operating activities of $2.8 million during the 2017 period primarily related to our net income of $0.4 million adjusted by adding back our loss from investment in unconsolidated affiliated real estate entities of $2.1 million and by changes in assets and liabilities of $0.3 million.

Investing activities

The cash used in investing activities of $27.5 million during the 2017 period consisted of investments in unconsolidated affiliated real estate entities.

Financing activities

The net cash provided by financing activities of $18.2 million during the 2017 period principally consists of proceeds from the issuance of our common stock of $25.2 million; partially offset by the payment of selling commissions, dealer manager fees and other offering costs of approximately $2.6, distributions of $4.2 million to common stockholders and redemptions and cancellation of common stock of $0.2 million.

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

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our date of inception through December 31, 2015, we did not receive any requests to redeem shares of our common stock under our share repurchase program. For the year ended December 31, 2016 we repurchased 18,798 shares of common stock pursuant to our share repurchase program at an average price per share of $9.75 per share. For the nine months ended September 30, 2017, we repurchased 20,236 shares of common stock pursuant to our share repurchase program at an average price per share of $9.71 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$80,583	$493,955	$393,294	$862,793
FFO adjustments:
Adjustments to equity earnings from unconsolidated affiliated real estate entities, net	715,911	-	1,907,349	-
FFO	796,494	493,955	2,300,643	862,793
MFFO adjustments:

Other adjustments:
Acquisition and other transaction related costs expensed	-	-	-	4,000
MFFO	796,494	493,955	2,300,643	866,793
Straight-line rent(1)	-	-	-	-
MFFO - IPA recommended format	$796,494	$493,955	$2,300,643	$866,793

Net income	$80,583	$493,955	$393,294	$862,793
Less: net income attributable to noncontrolling interests	-	-	-	-
Net income applicable to Company's common shares	$80,583	$493,955	$393,294	$862,793
Net loss per common share, basic and diluted	$0.01	$0.13	$0.05	$0.43

FFO	$796,494	$493,955	$2,300,643	$862,793
Less: FFO attributable to noncontrolling interests	-	-	-	-
FFO attributable to Company's common shares	$796,494	$493,955	$2,300,643	$862,793
FFO per common share, basic and diluted	$0.09	$0.13	$0.27	$0.43

MFFO - IPA recommended format	$796,494	$493,955	$2,300,643	$866,793
Less: MFFO attributable to noncontrolling interests	-	-	-	-
MFFO attributable to Company's common shares	$796,494	$493,955	$2,300,643	$866,793

Weighted average number of common shares outstanding, basic and diluted	8,955,440	3,730,626	8,451,031	2,009,286

(1)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

Distributions Declared by our Board of Directors and Source of Distributions

The following table provides a summary of our quarterly distributions declared during the periods presented. The amount of distributions paid to our stockholders in the future will be determined by our Board of Directors and is dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code. Additionally, our stockholders had the option to elect the receipt of shares in lieu of cash under our DRIP until it was terminated effective May 15, 2017.

	Year to Date September 30, 2017		Three Months Ended September 30, 2017		Three Months Ended June 30, 2017		Three Months Ended March 31, 2017
Distribution period:		Percentage of Distributions	Q3 2017	Percentage of Distributions	Q2 2017	Percentage of Distributions	Q1 2017	Percentage of Distributions

Date distribution declared			May 12, 2017		March 27, 2017		November 14, 2016

Date distribution paid			August 15, 2017, September 15, 2017, & October 16, 2017		May 15, 2017, June 15, 2017, & July 14, 2017		February 15, 2017, March 15, 2017, & April 17, 2017

Distributions paid	$4,530,564		$1,801,111		$1,782,830		$946,623
Distributions reinvested	513,325		-		98		513,227
Total Distributions	$5,043,889		$1,801,111		$1,782,928		$1,459,850

Source of distributions:
Cash flows provided by operations	$2,775,355	55%	$853,784	47%	$725,411	41%	$946,623	65%
Offering proceeds	1,755,209	35%	947,327	53%	1,057,419	59%	-	0%
Proceeds from issuance of common stock through DRIP	513,325	10%	-	0%	98	0%	513,227	35%
Total Sources	$5,043,889	100%	$1,801,111	100%	$1,782,928	100%	$1,459,850	100%

Cash flows provided by operations (GAAP basis)	$2,775,355		$853,784		$725,412		$1,196,159

Number of shares of common stock issued pursuant to the Company's DRIP	54,034		-		10		54,024

	Year to Date September 30, 2016		Three Months Ended September 30, 2016		Three Months Ended June 30, 2016		Three Months Ended March 31, 2016
Distribution period:		Percentage of Distributions	Q3 2016	Percentage of Distributions	Q2 2016	Percentage of Distributions	Q1 2016	Percentage of Distributions

Date distribution declared			August 5, 2016		May 12, 2016		October 28, 2015, March 11, 2016

Date distribution paid			August 15, 2016 September 15, 2015 October 14, 2016		May 14, 2016, June 15, 2016, & July 15, 2016		February 16, 2016, March 15, 2016, & April 15, 2016

Distributions paid	$889,647		$507,217		$250,216		$132,214
Distributions reinvested	305,089		241,022		27,019		37,048
Total Distributions	$1,194,736		$748,239		$277,235		$169,262

Source of distributions:
Cash flows provided by operations	$856,941	72%	$507,217	68%	$250,216	90%	$65,948	39%
Offering proceeds	32,706	3%	-	-	-	-	66,266	39%
Proceeds from issuance of common stock through DRIP	305,089	25%	241,022	32%	27,019	10%	37,048	22%
Total Sources	$1,194,736	100%	$748,239	100%	$277,235	100%	$169,262	100%

Cash flows provided by operations (GAAP basis)	$856,941		$515,675		$275,318		$65,948

Number of shares of common stock issued pursuant to the Company's DRIP	32,384		25,371		3,113		3,900

The table below presents our cumulative FFO and distributions declared:

For the period September 9, 2014
(date of inception) through
September 30, 2017

FFO	$3,724,817
Distributions declared	$7,537,209

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2017 an aggregate of approximately $12.6 million of Subordinated Advances had been funded, which along with the related accrued interest of $211,694, are classified as Subordinated Advances – Related Party, a liability, on the consolidated balance sheets.

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

Cumulatively through the termination of our Offering on March 31, 2017, we have used the net offering proceeds of $87.5 million (including aggregate advances from our Sponsor of $12.6 million under the Subordinated Agreement), after deduction of offering expenses paid since inception of $10.7 million, as follows:

Cash	$13,874,295
Cash distributions not funded by operations	2,392,865
Investment in related party	37,000,000
Real Estate Investments	33,225,106
Other uses (primarily timing of payables)	977,158

Total uses	$87,469,424

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Real Estate Income Trust Inc. on Form 10-Q for the quarter ended September 30, 2017, filed with the SEC on November 14, 2017, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Date: November 14, 2017	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2017	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

