Form 10-K
period 2017-12-31
Lightstone Real Estate Income Trust Inc.
filed 2018-03-12
CIK 1619312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2017

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

Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is no established market for the Registrant’s common shares. As of June 30, 2017, the last business day of the most recently completed second quarter, there were 8.7 million shares of the registrant’s common stock held by non-affiliates of the registrant. On February 27, 2018, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.00 per share derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, all as of December 31, 2017. For a full description of the methodologies used to value the Registrant's assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” As of February 15, 2018, there were approximately 8.6 million shares of common stock held by non-affiliates of the registrant.

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

All forward-looking statements should be read in light of the factors identified herein at Part 1, Item 1A

PART I.

ITEM 1. BUSINESS:

General Description of Business, Offering and Structure

The Lightstone Income Trust, incorporated on September 9, 2014, in Maryland, elected to be taxed as a real estate investment trust for U.S. federal income tax purposes (‘‘REIT’’) beginning with the taxable year ended December 31, 2016.

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

The Company filed a Registration Statement on Form S-11 (File No. 333-200464) (the “Registration Statement”) pursuant to which it offered to sell (the “Offering”) up to 30,000,000 shares of its common stock, par value $0.01 per share (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for an initial price of $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment program (the ‘‘DRIP’’) which were offered at a discounted price equivalent to 95% of the initial price of $10.00 per Common Share) was declared effective by the SEC under the Securities Act of 1933 on February 26, 2015. On June 30, 2016, the Company adjusted its offering price to $9.14 per Common Share in its Primary Offering, which was equal to the Company’s estimated net asset value (“NAV”) per Common Share as of March 31, 2016, and effective July 25, 2016, the Company’s offering price was adjusted to $10.00 per Common Share in its Primary Offering, which was equal to the estimated NAV per Common Share as of June 30, 2016. Our estimated NAV per Common Share remained unchanged at $10.00 as of both September 30, 2016 and December 31, 2016.

The Offering, which terminated on March 31, 2017, raised aggregate gross proceeds of approximately $85.6 million from the sale of approximately 8.9 million shares of common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor). After including aggregate advances from our Sponsor of $12.6 million under the Subordinated Agreement (as discussed below) and allowing for the payment of approximately $7.6 million in selling commissions and dealer manager fees and $3.2 million in organization and offering expenses, the Offering generated aggregate net proceeds of approximately $87.5 million.

On April 21, 2017, the Board of Directors approved the termination of our DRIP effective May 15, 2017. All future distributions will be in the form of cash.  In addition, through May 15, 2017 (the termination date of the DRIP), the Company issued approximately 0.1 million shares of common stock under its DRIP, representing approximately $1.2 million of additional proceeds under the Offering.

On March 18, 2016, the Company and its Sponsor entered into a subordinated unsecured loan agreement (the “Subordinated Agreement”) pursuant to which the Sponsor had committed to make a significant investment in the Company of up to $36.0 million, which was equivalent to 12.0% of the $300.0 million maximum offering amount of Common Shares under the Offering, which was terminated on March 31, 2017. The outstanding advances under the Subordinated Agreement (the “Subordinated Advances”) accrue interest at a rate of 1.48%, but no interest or outstanding advances are due and payable to the Sponsor until holders of the Company’s Common Shares have received liquidation distributions equal to their respective net investments (defined as $10.00 per Common Share) plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments.

Distributions in connection with a liquidation of the Company initially will be made to holders of its Common Shares until holders of its Common Shares have received liquidation distributions equal to their respective net investments plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments. Thereafter, only if additional liquidating distributions are available, the Company will be obligated to repay the outstanding advances under the Subordinated Agreement and accrued interest to the Sponsor, pursuant to the terms of the Subordinated Agreement. In the event that additional liquidation distributions are available after the Company repays its holders of common stock their respective net investments plus their 8% return on investment and then the outstanding advances under the Subordinated Agreement and accrued interest to its Sponsor, such additional distributions will be paid to holders of its Common Shares and its Sponsor: 85.0% of the aggregate amount will be payable to holders of the Company’s Common Shares and the remaining 15.0% will be payable to the Sponsor.

The Subordinated Advances and its related interest are subordinate to all of the Company’s obligations as well as to the holders of its Common Shares in an amount equal to the shareholder’s net investment plus a cumulative, pre-tax, non-compounded annual return of 8.0% and only potentially payable in the event of a liquidation of the Company.

In connection with the termination of the Offering on March 31, 2017, the Company and the Sponsor terminated the Subordinated Agreement. As a result of the termination, the Sponsor is no longer obligated to make any additional Subordinated Advances to the Company. Interest will continue to accrue on the aggregate outstanding Subordinated Advances and repayment, if any, of the Subordinated Advances and accrued interest will be made according to the terms of the Subordinated Agreement disclosed above.

As of both December 31, 2017 and 2016 an aggregate of approximately $12.6 million of Subordinated Advances had been funded, which along with the related accrued interest of $258,817 and $71,863, respectively, are classified as a liability on the consolidated balance sheets. During the years ended December 31, 2017 and 2016, the Company accrued $186,954 and $71,863, respectively, of interest on the Subordinated Advances.

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

The Company has no employees. The Company retains the Advisor to manage its affairs on a day-to-day basis. Orchard Securities, LLC (the ‘‘Dealer Manager’’), a third party not affiliated with the Company, the Sponsor or the Advisor, served as the dealer manager of the Offering. Orchard Securities LLC had a branch office that does business as “Lightstone Capital Markets” and focused primarily on distributing interests in programs sponsored by our Sponsor. The Advisor is an affiliate of the Sponsor and will receive compensation and fees for services related to the investment and management of the Company’s assets. The Advisor has received and will receive fees during the Company’s organization and offering, operational and liquidation/listing stages.

The Company’s shares of common stock are not currently listed on a national securities exchange. The Company may seek to list its shares of common stock for trading on a national securities exchange only if a majority of its independent directors believe listing would be in the best interest of its stockholders. The Company does not intend to list its shares of common stock at this time. The Company does not anticipate that there would be any market for its shares of common stock until they are listed for trading. In the event the Company does not begin the process of achieving a liquidity event prior to March 31, 2022 (the fifth anniversary of the termination of our Offering), our charter requires either (a) an amendment to our charter to extend the deadline to begin the process of achieving a liquidity event, or (b) the holding of a stockholders meeting to vote on a proposal for an orderly liquidation of our portfolio.

Related Parties

Our Advisor and its affiliates are related parties. Certain of these entities have received compensation and fees for services related to our offering and have and will continue to receive compensation and fees and services for the investment of our assets. These entities have or will receive fees during our offering, acquisition, operational and liquidation stages. The compensation levels during the offering, acquisition and operational stages are based on percentages of the offering proceeds sold, the cost of acquired properties or other investments and the annual revenue earned from such properties or other investments, and other such fees outlined in each of the respective agreements.

Primary Investment Objectives, Acquisition and Investment Policies

Our primary investment objectives are:

•	to pay stable monthly cash distributions to our stockholders; and

•	to preserve and protect your capital contribution.

Our strategy is to originate, acquire and manage a diverse portfolio of real estate-related investments secured by or related to properties located primarily in the United States. A majority of our investments by value currently are and we expect will continue to be related-party investments located in large metropolitan areas. We have and will continue to seek to create and maintain a portfolio of investments that generate attractive and consistent cash distributions. Our focus on investing in debt instruments emphasizes the payment of stable monthly cash distributions to our stockholders and the preservation and protection of their capital contribution as some of our primary investment objectives. We place a lesser emphasis on, but still may target, capital appreciation from our investments, compared to more opportunistic or equity-oriented strategies.

We have not established any limits on the percentage of our portfolio that may be comprised of various categories of assets which present differing levels of risk. The allocation of our assets under management is dependent, in part, upon the then-current commercial real estate market, the investment opportunities it presents and available financing, if any, as well as other micro and macro market conditions.

We have and expect to continue to originate, acquire and manage a diverse portfolio of real estate-related investments such as mezzanine loans, first lien mortgage loans, second lien mortgage loans, bridge loans and preferred equity interests, in each case with a focus on investments intended to finance development or redevelopment opportunities. We may also invest in debt and derivative securities related to real estate assets, such as commercial mortgage-backed securities (“CMBS”); collateralized debt obligations (“CDOs”); debt securities issued by real estate companies; and credit default swaps. We have and expect to continue to focus our origination and acquisition activity on real estate-related investments secured by or related to properties located in the United States, and primarily related-party investments. We sometimes refer to the foregoing types of investments as our targeted investments. We have and will continue to target investments that generally offer predictable current cash flow and attractive risk-adjusted returns based on the underwriting criteria established and employed by our Advisor, which includes the anticipated leverage point, market and economic conditions, the location and quality of the underlying collateral and the borrower’s exit or refinancing plan. We believe our ability to execute our investment strategy is enhanced through access to our Sponsor’s extensive experience in financing real estate projects it has sponsored, as opposed to a strategy that relies solely on buying assets in the open market from third-party originators. We have and will continue to seek to build a portfolio that includes some of or all the following investment characteristics: (a) provides current income; (b) is secured by high-quality commercial real estate; (c) includes subordinate capital investments by strong sponsors that support our investments and provide downside protection; and (d) possesses strong structural features that maximize repayment potential, such as a clear exit or refinancing plan by the borrower.

We have and may continue to invest in real estate-related loans and debt securities both by directly originating them and by purchasing them from third-party sellers. Although we generally prefer the benefits of direct origination, situations may arise to purchase real estate-related loans and debt securities, possibly at discounts to par, which compensate for the lack of control or structural enhancements typically associated with directly structured investments.

Investments

Through December 31, 2017, we have made the following three real estate and real estate-related investments:

105-109 W. 28th Street Preferred Investment

On November 25, 2015, we entered into an agreement (the “Moxy Transaction”) with various related party entities that initially provided for us to make aggregate preferred equity contributions (the “105-109 W. 28th Street Preferred Investment”) of up to $20.0 million in various affiliates of our Sponsor (the “Moxy Developer”), which owns a parcel of land located at 105-109 W. 28thStreet, New York, New York, on which they are constructing a 343-room Marriott Moxy hotel, which is currently expected to open during the third quarter of 2018. The 105-109 W. 28th Street Preferred Investment was made pursuant to an instrument that entitles us to monthly preferred distributions at a rate of 12% per annum and we could redeem on the earlier of (i) the date that was two years from the date of our final contribution or (ii) the third anniversary of 105-109 W. 28th Street Preferred Investment. We also could have requested redemption or a restructuring of the agreement prior to the acceptance of any construction financing. On June 30, 2016, we and the Moxy Developer amended the Moxy Transaction so that our contributions would become redeemable on the fifth anniversary of the Moxy Transaction. The 105-109 W. 28th Street Preferred Investment is classified as a held-to-maturity security and recorded at cost.

On August 30, 2016, we and the Moxy Developer further amended the Moxy Transaction so that our total aggregate contributions under the 105-109 W. 28th Street Preferred Investment increased by $17.0 million, or up to $37.0 million.

We made an initial contribution of $4.0 million during the fourth quarter of 2015 and additional aggregate contributions of $33.0 million during the year ended December 31, 2016. As a result, as of both December 31, 2017 and 2016, the 105-109 W. 28th Street Preferred Investment had an outstanding balance of $37.0 million, which is classified in investment in related party on the consolidated balance sheets. We funded our contributions using proceeds generated from our Offering and draws under the Subordinated Agreement. During the years ended December 31, 2017 and 2016, we recorded $4.5 million and $1.9 million, respectively, of investment income related to the 105-109 W. 28th Street Preferred Investment. Our Advisor elected to waive the acquisition fees associated with this transaction.

The Cove Joint Venture

On September 29, 2016, we, through our wholly owned subsidiary, REIT Cove LLC (“REIT Cove”) along with LSG Cove LLC (“LSG Cove”), an affiliate of our Sponsor and a related party, and Maximus Cove Investor LLC (“Maximus”), an unrelated third party (collectively, the “Buyer”), entered into an agreement of sale and purchase (the “Cove Transaction”) with an unrelated third party, RP Cove, L.L.C (the “Seller”), pursuant to which the Buyer would acquire the Seller’s membership interest in RP Maximus Cove, L.L.C. (the “Cove Joint Venture”) for approximately $255.0 million. The Cove Joint Venture owns and operates The Cove at Tiburon (“The Cove”), a 281-unit, luxury waterfront multifamily rental property located in Tiburon, California. Prior to entering into the Cove Transaction, Maximus previously owned a separate noncontrolling interest in the Cove Joint Venture.

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

On January 31, 2017, REIT IV Cove, REIT III Cove, LSG Cove, and Maximus (the “Members”) completed the Cove Transaction for aggregate consideration of approximately $255.0 million, which consisted of $80.0 million of cash and $175.0 million of proceeds from a loan from a financial institution to the Cove Joint Venture. We paid approximately $20.0 million for a 22.5% membership interest in the Cove Joint Venture. In connection with the acquisition, we paid our Advisor an acquisition fee of $573,750, equal to 1.0% of our pro-rata share of the contractual purchase price.

Our ownership interest in the Cove Joint Venture is a non-managing interest. We have determined that the Cove Joint Venture is a variable interest entity (“VIE”) and because we exert significant influence over but do not control the Cove Joint Venture, we account for our ownership interest in the Cove Joint Venture in accordance with the equity method of accounting. All distributions of earnings from the Cove Joint Venture are made on a pro rata basis in proportion to each Member’s equity interest percentage. Any distributions in excess of earnings from the Cove Joint Venture are made to the Members pursuant to the terms of the Cove Joint Venture’s operating agreement. An affiliate of Maximus is the asset manager of The Cove and receives certain fees as defined in the Property Management Agreement for the management of The Cove. We commenced recording our allocated portion of profit and cash distributions beginning as of January 31, 2017 with respect to our membership interest of 22.5% in the Cove Joint Venture.

In connection with the closing of the Cove Transaction, the Cove Joint Venture simultaneously entered into a $175.0 million loan (the “Loan”) initially scheduled to mature on January 31, 2020 with two, one-year extension options, subject to certain conditions. The Loan requires monthly interest payments through its maturity date.  The Loan bears interest at Libor plus 3.85% through its initial maturity and Libor plus 4.15% during each of the extension periods. The Loan is collateralized by The Cove and an affiliate of our Sponsor (the “Guarantor”) has guaranteed the Cove Joint Venture‘s obligation to pay the outstanding balance of the Loan up to approximately $43.8 million (the “Loan Guarantee”). The Members have agreed to reimburse the Guarantor for any balance that may become due under the Loan Guarantee, of which our share is up to approximately $10.9 million.

The Cove is a multi-family complex consisting of 281-units, or 289,690 square feet, contained within 32 apartment buildings over 20.1 acres originally constructed in 1967.

Starting in 2013, The Cove has been undergoing an extensive refurbishment which is substantially completed. The Members have and intend to continue to use the remaining proceeds from the Loan and to invest additional capital if necessary to complete the remainder of the refurbishment. The Guarantor has provided an additional guarantee of up to approximately $13.4 million (the “Refurbishment Guarantee”) to provide any necessary funds to complete the remaining renovations as defined in the Loan. The Members have agreed to reimburse the Guarantor for any balance that may become due under the Refurbishment Guarantee, of which our share is up to approximately $3.3 million.

40 East End Ave. Joint Venture

On March 31, 2017, we entered into a joint venture agreement (the “40 East End Ave. Transaction”) with SAYT Master Holdco LLC, an entity majority-owned and controlled by David Lichtenstein, who also majority owns and controls our Sponsor, and a related party, (the “Seller”), pursuant to which we acquired 33.3% of the Seller’s approximate 100% membership interest in 40 East End Ave. Pref Member LLC ( “40 East End Ave. Joint Venture”) for aggregate consideration of approximately $10.3 million. We subsequently made additional capital contributions aggregating $2.6 million to the 40 East End Ave. Joint Venture during 2017.

In accordance with our charter, a majority of our Board of Directors, including a majority of the our independent directors not otherwise interested in the transaction, approved the 40 East End Ave. Transaction as fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Our ownership interest in the 40 East End Ave. Joint Venture is a non-managing interest. Because we exert significant influence over but do not control the 40 East End Ave. Joint Venture, we account for our ownership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting. All contributions to and distributions of earnings from the 40 East End Ave. Joint Venture are made on a pro rata basis in proportion to each Member’s equity interest percentage. Any distributions in excess of earnings from the 40 East End Ave. Joint Venture will be made to the Members pursuant to the terms of its operating agreement. We commenced recording our allocated portion of earnings and cash distributions from the 40 East End Ave. Joint Venture beginning as of March 31, 2017 with respect to our membership interest of approximately 33.3% in the 40 East End Ave. Joint Venture. Additionally, Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a real estate investment trust also sponsored by our Sponsor, has made $30.0 million of contributions to a subsidiary of the 40 East End Ave. Joint Venture, pursuant to an instrument that entitles Lightstone I to monthly preferred distributions at a rate of 12% per annum.

The 40 East End Ave. Joint Venture, through affiliates, owns a parcel of land located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City on which it is constructing a luxury residential project consisting of 29 condominium units (the “40 East End Project”). As of and for the year ended December 31, 2017, the 40 East End Project was under development, therefore, the 40 East End Ave. Joint Venture had no results of operations.

Financing Strategy and Policies

There is no limitation on the amount we may invest or borrow for the purchase or origination of any single property or investment. Our charter allows us to incur leverage up to 300% of our total “net assets” (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. We may only exceed this 300% limit if a majority of our independent directors approves each borrowing in excess of this limit and we disclose such borrowing to our stockholders in our next quarterly report along with a justification for the excess borrowing. In all events, we expect that our secured and unsecured borrowings will be reasonable in relation to the net value of our assets and will be reviewed by our board of directors at least quarterly.

We do not currently intend to exceed the leverage limit in our charter. We believe that careful use of debt helps us to achieve our diversification goals because we may have more funds available for investment. However, high levels of debt could cause us to incur higher interest charges and higher debt service payments, which would decrease the amount of cash available for distribution to our investors.

Distribution Objectives

U.S. federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles in the United States (“GAAP”)) determined without regard to the deduction for dividends paid and excluding any net capital gain. In order to continue to qualify as a REIT, we may be required to make distributions in excess of cash available.

Distributions are authorized at the discretion of our Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. Such analyses may include actual and anticipated operating cash flow, capital expenditure needs, general financial and market conditions, proceeds from asset sales and redemptions and other factors that our board of directors deem relevant. Our Board of Directors’ decisions will be substantially influenced by their obligation to ensure that we maintain our federal tax status as a REIT. We have and may continue to fund distributions with cash proceeds from the sale of shares of our common stock or borrowings if we do not generate sufficient cash flow from our operations to fund distributions. Our ability to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular distributions will continue to be made or that we will maintain any particular level of distributions that we have established or may establish.

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

On October 28, 2015, our Board of Directors authorized and we declared a distribution rate which is calculated based on stockholders of record each day during the applicable period at a rate of $0.002191781 per day, and equals a daily amount that, if paid each day for a 365-day period, would equal a 8.0% annualized rate based on a share price of $10.00. Our first distribution began to accrue on June 12, 2015 (date of breaking escrow for our Offering) through November 30, 2015 (the end of the month following our initial real estate-related investment) and subsequent distributions have been on a monthly basis thereafter. The first distribution was paid on December 15, 2015 and subsequent distributions have been paid on or about the 15th day following each month end to stockholders of record at the close of business on the last day of the prior month.

Total distributions declared during the year ended December 31, 2017 and 2016 were $6.8 million and $2.3 million, respectively.

Distribution Reinvestment and Share Repurchase Programs

On April 21, 2017, our Board of Directors approved the termination of the DRIP effective May 15, 2017. Previously, our stockholders had an option to elect the receipt of shares of our common stock in lieu of cash distributions under the DRIP, however, all future distributions will be in the form of cash. In addition, through May 15, 2017 (the termination date of the DRIP), we issued approximately 0.1 million shares of common stock under the DRIP, representing approximately $1.2 million of additional proceeds under the Offering.

Our DRIP provided our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. The Offering provided for 10.0 million shares available for issuance under our DRIP which were offered at a discounted price equivalent to 95% of our Primary Offering price per Common Share. Through May 15, 2017 (the termination date of the DRIP), 128,554 shares of common stock had been issued under our DRIP, which is now terminated.

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our date of inception through December 31, 2015, we did not receive any requests to redeem shares of our common stock under our share repurchase program. For the year ended December 31, 2016 we repurchased 18,798 shares of common stock, pursuant to our share repurchase program at an average price per share of $9.75 per share. For the year ended December 31, 2017 we repurchased 20,236 shares of common stock, pursuant to our share repurchase program at an average price per share of $9.71 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP and from our operating funds.

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

Tax Status

We elected to be taxed as a REIT commencing with the taxable year ended December 31, 2016. As a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, (the “Code”), we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at the regular corporate rate, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.

As of December 31, 2017 and 2016, we had no material uncertain income tax positions. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

Market Overview and Opportunity

We believe that the market for investment in real estate-related investments secured by or related to real estate located primarily in the United States continues to be compelling from a risk-return perspective. We have and intend primarily to continue to focus on investing in development or redevelopment opportunities because, since the economic dislocation that occurred in the United States from approximately 2007–10, demand for development and or redevelopment projects has increased; funding sources to fund such projects have not kept pace with demand; and traditional lenders have tightened lending standards, making it difficult for developers to obtain traditional financing.

We favor a strategy weighted toward targeting debt investments that balance current income with significant subordinate capital and downside structural protections. We believe that our investment strategy, combined with the experience and expertise of our Advisor’s management team, provides opportunities to: (a) originate loans with attractive current returns and strong structural features directly with borrowers, thereby taking advantage of market conditions in order to seek the best risk-return dynamic for our stockholders; and (b) purchase real estate-related investments from third parties, in some instances at discounts to their face amounts (or par value). We believe the combination of these strategies and the application of prudent leverage to our investments may also allow us to (i) realize appreciation opportunities in the portfolio and (ii) diversify our capital and enhance returns.

Environmental

As an owner of real estate, we are subject to various environmental laws of U.S. federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.

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

Economic Dependence

We were initially dependent upon the net proceeds received from our Offering and Subordinated Advances to conduct our proposed activities. The capital required to acquire additional real estate and real estate related investments may be obtained from the remaining proceeds from our Offering, proceeds from asset sales and redemptions, and/or proceeds from any financings.

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

Risks Related to an Investment in Lightstone Real Estate Income Trust Inc.

We and our Advisor have a relatively limited operating history, and the performance of the prior real estate investment programs of our Sponsor may not be indicative of our future results.

We and our Advisor have a relatively limited operating history, and you should not rely upon the past performance of other real estate investment programs sponsored by our Sponsor to predict our future results. We were incorporated on September 9, 2014, and have made three investments through the date of this filing. Accordingly, the prior performance of real estate investment programs sponsored by our Sponsor may not be indicative of our future results.

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

Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our Offering, have and may continue to result in us having fewer funds available for the acquisition of real estate-related investments which may dilute our stockholders' interests in us, adversely affecting our ability to fund future distributions with cash flows from operations and adversely affect our stockholders’ overall return.

Our cash flows provided by operations were $3.6 million for the year ended December 31, 2017. During the year ended December 31, 2017, we declared distributions of $6.8 million, of which $3.6 million, or 53%, was funded from our cash flows provided by operations, $2.7 million, or 39%, was funded from proceeds from our Offering and $513,325, or 8%, was funded from proceeds from common stock issued under the DRIP. Our cash provided by operations were $1.4 million for the year ended December 31, 2016. During the year ended December 31, 2016, we paid distributions of $2.3 million, of which $1.4 million, or 62%, was funded from our cash flows provided by operations, $189,754, or 8%, was funded from proceeds from our Offering and $683,136, or 30%, was funded from proceeds from common stock issued under the DRIP. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations. Our organizational documents permit us to make distributions from any source, including from the proceeds of our offerings, cash advances to us by our Advisor, cash resulting from a waiver of fees, and borrowings, including borrowings secured by our assets.

On April 21, 2017, the Board of Directors approved the termination of our DRIP effective May 15, 2017. All future distributions will be in the form of cash.

If we do not generate sufficient cash flows from our operations, we will use other sources, such as from remaining Offering proceeds, borrowings, the sale of additional securities, advances from our Advisor, and our Advisor's deferral, suspension or waiver of its fees and expense reimbursements, to fund distributions. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with this offering. We have not established any limit on the amount of proceeds from this offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.

Funding distributions from the proceeds of our Offering results in us having less funds available for acquiring properties or other real estate-related investments and may impact the value of an investment in our Common Shares. As a result, the return realized on an investment in our shares may be reduced. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute our stockholders’ interest in us if we sell shares of our common stock or securities that are convertible or exercisable into shares of our common stock to third-party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability or affect the distributions payable to you upon a liquidity event, any or all of which may have an adverse effect on your investment.

We have and expect to continue to have a concentration of related-party investments. Therefore, if adverse business developments were to occur with respect to our Sponsor or its related parties, our results of operations and the value of your Common Shares could be adversely affected.

A majority of our investments by value currently are and we expect to them to continue to be related-party investments. Therefore, we are subject to borrower or investee concentration risk, meaning that if adverse developments were to occur with respect to our Sponsor or its related parties, our results of operations and the value of your Common Shares could be adversely affected. To the extent that we have or continue to invest in or lend to our Sponsor, its affiliates or other Lightstone-sponsored real estate investment programs, our operations and the value of our investments will depend on the solvency and liquidity of such parties. If their solvency or liquidity suffers, or if they suffer from adverse economic conditions, tenant defaults, construction delays, negative publicity, regulatory scrutiny or any of the other risks that attend real estate owners, operators and developers and real estate investment programs, our business also may be at risk.

We may suffer from delays in identifying suitable investments, which could adversely affect our ability to pay distributions and the value of your investment.

We may suffer from delays in identifying suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to identify suitable investments for other programs. Further, we may have difficulty identifying suitable investments on attractive terms, and there could be delays in the time we invest our remaining proceeds from our offering, proceeds from asset sales or redemptions and/or proceeds from financings. This could cause a substantial delay in, and could adversely affect, our ability to pay distributions to you. In addition, if we fail to timely invest or to make quality investments, our ability to achieve our investment objectives, including, without limitation, diversification of our portfolio, could be materially adversely affected.

Certain investments in which our Sponsor or entities that it has advised have directly or indirectly owned equity interests have faced adverse business developments, including bankruptcies.

Certain investments in which our Sponsor or entities that it has advised have directly or indirectly owned equity interests have faced adverse business developments, including bankruptcy filings. These adverse developments may negatively affect our ability to meet our investment objectives. As a result, we will be limited in the number and type of investments we may make, which may negatively affect the value of your investment. Additionally, there can be no assurance that we will not face similar adverse business developments.

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

We rely on persons employed by our Advisor and its affiliates to manage our day-to-day operations. If we were to effectuate an internalization of our Advisor, we might not be able to retain all the employees of our Advisor or to maintain a relationship with our sponsor. In addition, some of the employees of the Advisor may provide services to one or more other investment programs. These programs or third parties may decide to retain some of or all of our Advisor’s key employees in the future. If this occurs, these programs could hire certain of the persons currently employed by our Advisor who are most familiar with our business and operations, thereby potentially adversely impacting our business.

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

On February 27, 2018, our Board of Directors established our most current estimated NAV per Common Share as of December 31, 2017. We currently expect that our Advisor will estimate our NAV per Common Share on at least an annual basis. The estimated NAV per Common Share may not be an accurate reflection of the fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of our Company.

On February 27, 2018 our board of directors established our most current estimated NAV per Common Share as of December 31, 2017. We currently expect that our advisor will estimate our NAV on at least an annual basis.

The price of our estimated NAV per Common Share is likely to differ from the price at which a stockholder could resell such shares because: (i) there is no public trading market for our shares at this time; (ii) the purchase price does not reflect, and will not reflect, the fair value of our assets as we acquire them, nor does it represent the amount of net proceeds that would result from an immediate liquidation of our assets or sale of our Company; (iii) the estimated NAV per Common Share does not take into account how market fluctuations affect the value of our investments, including how the current conditions in the financial and real estate markets may affect the values of our investments; (iv) the estimated NAV per Common Share does not take into account how developments related to individual assets may increase or decrease the value of our portfolio; and (v) the estimated NAV per Common Share does not take into account any portfolio premium or premiums to value that may be achieved in a liquidation of our assets or sale of our portfolio and may not reflect the price that our stockholders would receive for their shares in a market transaction, upon liquidation of the Company and distribution of the proceeds or what a third party would pay to acquire our company.

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

Our sponsor’s other public programs, Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II” )and Lightstone Value Plus Real Estate Investment Trust III, Inc. (“Lightstone III” and collectively, “Sponsor’s Other Public Programs”) , may be engaged in competitive activities, including the origination and acquisition of assets similar to our targeted investments. Additionally, on February 10, 2017, an affiliate of our sponsor became the advisor of Behringer Harvard Opportunity REIT I, Inc.(“BH Opp I”) and Lightstone Value Plus Real Estate Investment Trust V, Inc. (“Lightstone V,” formerly Behringer Harvard Opportunity REIT II, Inc.) which may also be engaged in competitive activities, including the origination and acquisition of assets similar to our targeted investments.

Our Advisor and its affiliates, through the activities of Lightstone I, Lightstone II, Lightstone III, Lightstone V and BH Opp I, may be engaged in other activities that could result in potential conflicts of interest with the services that they will provide to us. Lightstone I, Lightstone II, Lightstone III, Lightstone V and BH Opp I may compete with us for the origination and acquisition of assets similar to our targeted investments.

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

A majority of our investments by value currently are and we expect will continue to be related-party investments. Our Chairman, certain executive officers and other key personnel of us and our Advisor have, or may in the future have, ownership or employment relationships with borrowers or investees related to our sponsor, which could affect their judgment in structuring the terms of a relationship between us and a related-party borrower or investee. Such individuals may prioritize the commercial interests of a related-party borrower or investee over ours. Further, the fiduciary obligations that our Advisor or our board of directors may owe to a related-party borrower or investee may make it more difficult for us to enforce our rights.

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

We rely upon our executive officers and key personnel and the executive officers and key personnel of Lightstone-affiliated entities to conduct our day-to-day operations. These individuals also conduct the day-to-day operations of other investment programs and may have other business interests as well. Because these persons have competing interests on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our investments may suffer.

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

Additionally, Mr. Lichtenstein is also a director of Lightstone I, Lightstone II, Lightstone III and Lightstone V. Accordingly, Mr. Lichtenstein owes fiduciary duties to Lightstone I, Lightstone II, Lightstone III and Lightstone V and their respective stockholders. The duties of Mr. Lichtenstein to Lightstone I, Lightstone II , Lightstone III and Lightstone V may influence Mr. Lichtenstein’s judgment when considering issues that may affect us. For example, we are permitted to enter into a joint venture or preferred equity investment with Lightstone I, Lightstone II , Lightstone III and Lightstone V for the origination or acquisition of real estate-related investments. Decisions of our board of directors regarding the terms of those transactions may be influenced by Mr. Lichtenstein’s duties to Lightstone I, Lightstone II , Lightstone III and Lightstone V and their respective stockholders.

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

We have and intend to continue to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act. We believe we currently are not and will not be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because we have not and will not engage primarily, or hold ourselves out as being engaged primarily, in the business of investing, reinvesting or trading in securities. Rather, through our wholly owned subsidiaries, we have and will continue to be primarily engaged in the non-investment company businesses of these subsidiaries. However, under Section 3(a)(1)(C) of the Investment Company Act, because we are a holding company that has and will continue to conduct its businesses primarily through wholly owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of ‘‘investment company’’ under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not have a combined value in excess of 40% of the value of our total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through our subsidiaries. In addition, the assets we and our subsidiaries may originate or acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act, which may adversely affect our business.

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

Depending upon then-prevailing market conditions, it is our intention to consider beginning the process of liquidating our assets and distributing the net proceeds to our stockholders within five years after the termination of our initial public offering. If we do not begin the process of achieving a liquidity event by March 31, 2022, the fifth anniversary of the termination of our offering, our charter requires either (a) an amendment to our charter to extend the deadline to begin the process of achieving a liquidity event, or (b) the holding of a stockholders meeting to vote on a proposal for an orderly liquidation of our portfolio.

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

We are subject to the general market risks associated with real estate construction and development.

Our financial performance depends on the successful development and redevelopment of properties that serve as security for the loans we make to developers or that are owned by entities in which we make preferred equity investments. As a result, we are be subject to the general market risks of real estate development and redevelopment, including weather conditions, the price and availability of materials used, environmental liabilities and zoning laws, and numerous other factors that may materially and adversely affect the success of the projects. If the market softens, the developer may require additional funding and such funding may not be available. In addition, if the market softens, the amount of capital required to be advanced and the required marketing time for such development or redevelopment may both increase, and the developer’s incentive to complete a particular real estate development or redevelopment may decrease. Furthermore, the downside risks of development and redevelopment property investments may be greater than the downside risks of other property investments, and may be more severely impacted by downturns in the economy. Such circumstances may reduce our profitability and the return on your investment.

Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.

We have and may continue to provide financing to entities that will develop and construct improvements to land or existing buildings at a fixed contract price. We are and will be subject to risks relating to uncertainties associated with rezoning for development and environmental concerns of governmental entities or community groups and our borrower’s or investee’s ability to control land development costs or to build infrastructure in conformity with plans, specifications and timetables deemed necessary by builders. In cases where we have extended debt financing, a developer’s failure to perform may necessitate legal action by us to compel performance. Performance also may be affected or delayed by conditions beyond such developer’s control. These and other such factors can result in increased costs to the developer that may make it difficult for the developer to make interest payments or to pay preferred dividends to us. Furthermore, we must rely upon projections of the fair market value of property post-development or post-redevelopment, as applicable, when evaluating whether to make loans or preferred equity investments. If our projections are inaccurate, our return on investment could suffer.

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

Our securities investments may be classified for accounting purposes as ‘‘available-for-sale.’’ Such securities will be carried at estimated fair value and temporary changes in the fair value of those investments will generally be directly charged or credited to equity with no impact in our consolidated statements of operations. If we determine that a decline in the estimated fair value of an available-for-sale security falls below its amortized value and is not temporary, we will recognize the appropriate loss on that security in our consolidated statements of operations, which will reduce our earnings in the period.

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

All of our current investments are illiquid, and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

Certain of the real estate-related securities that we have or may purchase or originate in connection with privately negotiated transactions will not be registered under the applicable securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and bridge loans we may purchase or originate will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment following a borrower’s default.

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

The mezzanine loans, bridge loans and preferred equity we own or may own will be particularly illiquid investments. Mezzanine loans and bridge loans are relatively illiquid due to their short life, their unsuitability for securitization and the greater difficulty of recoupment following a borrower’s default. Preferred equity is relatively illiquid because secondary markets are not as large or well developed as the secondary markets for common stock and debt. Any intended liquidation of our company may be delayed until all mezzanine loans, bridge loans and preferred equity expire, are redeemed or are sold, which could delay distributions to our stockholders.

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

Liabilities relating to environmental matters may impact the value of properties that we may acquire upon foreclosure of the properties underlying our investments.

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

We elected to be taxed as a REIT commencing with our taxable year ending December 31, 2016, and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we may terminate our REIT election, if our board of directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to qualify or remain qualified as a REIT is not binding on the Internal Revenue Service (the “IRS”) and is not a guarantee that we will qualify, or continue to qualify, as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the REIT asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the annual income and quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

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

Even if we maintain our qualifiaction as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are ‘‘dealer’’ properties sold by a REIT (a ‘‘prohibited transaction’’ under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns thereon and seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, or TRSs, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.

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

For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on the net income recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, but generally excluding our TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a TRS (but such TRS would incur corporate rate income taxes with respect to any income or gain recognized by it), (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or indirectly through any subsidiary, will be treated as a prohibited transaction, or (3) structuring certain dispositions of our assets to comply with the requirements of the prohibited transaction safe harbor available under the Code for assets that, among other requirements, have been held for at least two years. Despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, but generally excluding TRSs, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

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

A REIT may own up to 100% of the stock of one or more TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% (25% for taxable years beginning prior to January 1, 2018) of the gross value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation.

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

In general, in order for a loan to be treated as a qualifying real estate asset producing qualifying income for purposes of the REIT asset and income tests, the loan must be secured by real property or an interest in real property. We may originate or acquire mezzanine loans that are not directly secured by real property or an interest in real property but instead secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property or an interest in real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan that is not secured by real estate would, if it meets each of the requirements contained in the Revenue Procedure, be treated by the IRS as a qualifying real estate asset. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law and in many cases it may not be possible for us to meet all the requirements of the safe harbor. We cannot provide assurance that any mezzanine loan in which we invest would be treated as a qualifying asset producing qualifying income for REIT qualification purposes. If any such loan fails either the REIT income or asset tests, we may be disqualified as a REIT.

Our qualification as a REIT and exemption from U.S. federal income tax with respect to certain assets may be dependent on the accuracy of legal opinions or advice rendered or given or statements by the issuers of assets that we acquire, and the inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax.

When purchasing securities, we may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such securities represent debt or equity securities for U.S. federal income tax purposes, and also to what extent those securities constitute real estate assets for purposes of the REIT asset tests and produce qualifying income for purposes of the 75% gross income test. In addition, when purchasing the equity tranche of a securitization, we may rely on opinions or advice of counsel regarding the qualification of the securitization for exemption from U.S. corporate income tax and the qualification of interests in such securitization as debt for U.S. federal income tax purposes. The inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate level tax.

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

Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. For tax years beginning after December 31, 2017, noncorporate stockholders are entitled to a 20% deduction with respect to these ordinary REIT dividends which would, if allowed in full, result in a maximum effective federal income tax rate on them of 29.6% (or 33.4% including the 3.8% surtax on net investment income). However, a portion of our distributions may (1) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes, (2) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, or (3) be designated by us as qualified dividend income, taxable at capital gains rates, generally to the extent they are attributable to dividends we receive from our TRSs. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our Common Shares. Distributions that exceed our current and accumulated earnings and profits and a stockholder’s tax basis in our common stock generally will be taxable as capital gain.

Our stockholders may have tax liability on distributions that they elected to reinvest in Common Shares, but they would not receive the cash from such distributions to pay such tax liability.

If our stockholders participate in our DRIP, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in our Common Shares to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the Common Shares are purchased at a discount to fair market value. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the value of the Common Shares received pursuant to our DRIP.

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

To qualify as a REIT, we must ensure that we meet the REIT gross income tests, annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than securities of one or more TRSs, government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities (other than securities of one or more TRSs, government securities and qualified real estate assets) of any one issuer, no more than 25% of the value of our assets may be securities, excluding government securities, stock issued by our qualified REIT subsidiaries, and other securities that qualify as real estate assets and no more than 20% of the value of our total assets may consist of stock or securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we elected to qualify to be taxed as a REIT, we may terminate our REIT election if we determine that qualifying as a REIT is no longer in the best interests of our stockholders. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the value of our Common Shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None.

ITEM 2. PROPERTIES:

Unconsolidated Affiliated Real Estate Entitiy:

Multi - Family Residential	Location	Year Built	Leasable Units	Percentage Occupied as of December 31, 2017	Annualized Revenues based on rents at December 31, 2017	Annualized Revenues per unit at December 31, 2017

The Cove (Multi-Family Complex)	Tiburon, California	1967	281	88%	$13.8 million	$56,009

ITEM 3. LEGAL PROCEEDINGS:

From time to time in the ordinary course of business, we may become subject to legal proceedings, claims or disputes.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

Shareholder Information

As of February 15, 2018, we had approximately 8.8 million shares of common stock outstanding, held by a total of 2,165 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

Estimated Net Asset Value (“NAV”) and NAV per Share of Common Stock (“NAV per Share”)

On February 27, 2018, our board of directors approved our estimated NAV of approximately $64.0 million and resulting estimated NAV per Share of $10.00, both as of December 31, 2017 and after the addition of subordinated advances from our Sponsor. From our inception through the termination of our offering on March 31, 2017, our Sponsor funded an aggregate of approximately $12.6 million of subordinated advances. In the calculation of our estimated NAV, an approximately $0.8 million allocation of value was made to our Sponsor’s subordinated advances representing the amount by which the estimated NAV per Share would have exceeded an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 8.0% as of December 31, 2017. Accordingly, the net portion of the NAV attributable to subordinated advances from our Sponsor was approximately $11.8 million as of December 31, 2017.

Process and Methodology

Our Advisor, along with any necessary material assistance or confirmation of a third-party valuation expert or service, is responsible for calculating our NAV, which we currently expect will be done on at least an annual basis unless and until our Common Shares are approved for listing on a national securities exchange. Our board of directors will review each estimate of NAV and approve the resulting NAV per Share.

Our estimated NAV per Share as of December 31, 2017 was calculated with the assistance of both our Advisor and Marshall & Steven’s Incorporated (“M&S”), an independent third-party valuation firm engaged by us to assist with the valuation of our assets, liabilities and any allocations of value to the Sponsor’s subordinated advances. The Advisor recommended and the board of directors established the estimated NAV per Share as of December 31, 2017 based upon the analyses and reports provided by the Advisor and M&S. The process for estimating the value of our assets, liabilities and allocations of value to our Sponsor’s subordinated advances is performed in accordance with the provisions of the Investment Program Association (the “IPA”) Practice Guideline 2013-01, “Valuations of Publicly Registered Non-Listed REITs,” issued April 29, 2013. We believe that our valuations were developed in a manner reasonably designed to ensure their reliability.

The engagement of M&S with respect to our NAV per Share as of December 31, 2017 was approved by our board of directors, including all of our independent directors. M&S has extensive experience in conducting asset valuations, included valuations of commercial real estate, debt, properties and real estate-related investments.

With respect to our NAV per Share as of December 31, 2017, M&S prepared appraisal reports (the “M&S Appraisal Reports”) summarizing key inputs and assumptions on our investments in unconsolidated affiliated real estate entities in which we held ownership interests as of December 31, 2017. M&S also prepared a NAV report (the “December 2017 NAV Report”) which estimated the NAV per Share as of December 31, 2017. The December 2017 NAV Report relied upon M&S’s estimated value of our investment in related party, M&S’s Appraisal Reports and the Advisor’s estimate of the value of our cash, due from/(to) related parties, other assets, other liabilities and allocations of value to the Sponsor’s subordinated advances, to calculate estimated NAV per Share, all as of December 31, 2017.

The table below sets forth the calculation of our estimated NAV and resulting estimated NAV per Share as of December 31, 2017 compared to December 31, 2016:

	As of December 31, 2017		As of December 31, 2016
	Value	Per Share	Value	Per Share

Net Assets:
Real Estate Assets:
Investment in related party	$37,000,000		$37,000,000
Investments in unconsolidated affiliated real estate entities	39,979,582		-
Total real estate assets	76,979,582	$8.60	37,000,000	$5.78
Non-Real Estate Assets:
Cash	14,064,001		21,874,240
Due from related parties	-		28,696
Other assets	8,878		6,093,162
Total non-real estate assets	14,072,879	1.57	27,996,098	4.38
Total Assets	91,052,461	10.17	64,996,098	10.16
Liabilities:
Due to related parties	(54,882)		-
Other liabilities	(663,001)		(681,000)
Subordinated advances - related party	(813,258)		(345,048)
Total liabilities	(1,531,141)	(0.17)	(1,026,048)	(0.16)

Adjusted NAV after giving effect to advances from sponsor under subordinated agreement	$89,521,320	$10.00	$63,970,050	$10.00

Shares of Common Stock Outstanding	8,952,132		6,397,005

NAV attributable to advances from sponsor under the subordinated agreement	$11,818,755	$1.32	$12,286,965	$1.92

NAV without advances from sponsor under the subordinated agreement	$77,702,565	$8.68	$51,683,085	$8.08

Use of an Independent Valuation Firm

As discussed above, our Advisor is responsible for calculating our NAV. In connection with determining our NAV, our Advisor may rely on the material assistance or confirmation of a third-party valuation expert or service. In this regard, M&S was selected by our board of directors to assist our Advisor in the calculation of our estimated NAV and resulting estimated NAV per Share as of December 31, 2017. M&S services included estimating the fair values of our investment in related party and our investments in unconsolidated affiliated real estate entities and preparing the December 2017 NAV Report. M&S is engaged in the business of appraising commercial real estate properties and is not affiliated with us or the Advisor. The compensation we paid to M&S was based on the scope of work and not on the estimated fair values of our investment in related party and appraised values of our ownership interests in two unconsolidated affiliated real estate entities. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. The M&S Appraisal Reports were reviewed, approved, and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its reports, M&S did not, and was not requested to; solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us. In preparing its reports, M&S did not, and was not requested to solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.

M&S collected reasonably available material information that it deemed relevant in estimating the fair values of our investment in related party and our investments in unconsolidated affiliated real estate entities. M&S relied in part on property-level information provided by our Advisor, including (i) property historical and projected operating revenues and expenses; and/or (ii) information regarding recent or planned capital expenditures.

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

In performing its analyses, M&S made numerous other assumptions as of various points in time with respect to industry performance, general business, economic, and regulatory conditions, and other matters, many of which are beyond their control and our control. M&S also made assumptions with respect to certain factual matters. For example, unless specifically informed to the contrary, M&S assumed that our joint ventures have clear and marketable title to each real estate property appraised, that no title defects exist, that any improvements were made in accordance with law, that no hazardous materials are present or were present previously, that no significant deed restrictions exist, and that no changes to zoning ordinances or regulations governing use, density, or shape are pending or being considered. Furthermore, M&S’s analyses, opinions, and conclusions were necessarily based upon market, economic, financial, and other circumstances and conditions existing as of or prior to the date of the M&S Appraisal Reports, and any material change in such circumstances and conditions may affect M&S’s analyses and conclusions. The M&S Appraisal Reports contain other assumptions, qualifications, and limitations that qualify the analyses, opinions, and conclusions set forth therein. Furthermore, the prices at which the real estate properties may actually be sold could differ from M&S’s analyses.

M&S is actively engaged in the business of appraising commercial real estate properties and real estate related-investments similar to those owned or invested by us in connection with public security offerings, private placements, business combinations, and similar transactions. We do not believe that there are any material conflicts of interest between M&S, on the one hand, and us, the Sponsor, the Advisor, and our affiliates, on the other hand. Our Advisor engaged M&S on behalf of our board of directors to deliver their reports to assist in the NAV calculation as of December 31, 2017 and M&S received compensation for those efforts. In addition, we agreed to indemnify M&S against certain liabilities arising out of this engagement. M&S has previously assisted in our prior NAV calculations and has also been engaged by us for certain valuation services with respect to our investments. M&S may from time to time in the future perform other services for us and our Sponsor or other affiliates of the Sponsor, so long as such other services do not adversely affect the independence of M&S as certified in the M&S Appraisal Reports. During the past two years M&S has also been engaged to provide appraisal services to another non-traded REIT sponsored by our Sponsor for which it was paid usual and customary fees.

Although M&S considered any comments received from us and the Advisor relating to their reports, the final estimated fair values of our investment in related party and investments in unconsolidated affiliated real estate entities were determined by M&S. The reports were addressed to our board of directors to assist our board of directors in calculating an estimated NAV per Share as of December 31, 2017. The reports were not addressed to the public, may not be relied upon by any other person to establish an estimated NAV per Share, and do not constitute a recommendation to any person to purchase or sell any shares of our common stock.

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

Investment in Related Party:  As of December 31, 2017, we have made aggregate preferred equity contributions of $37.0 million in various affiliates of our Sponsor which own a parcel of land located at 105-109 W. 28th Street, New York, New York on which they are constructing a 343-room Marriott Moxy hotel, which is currently expected to open during the third quarter of 2018. These contributions were made pursuant to an instrument (the “Preferred Investment”) that entitles us to monthly preferred distributions at a rate of 12% per annum. Our Preferred Investment is classified as a held-to-maturity security and is recorded at cost. As of December 31, 2017, the estimated value of our Preferred Investment of $37.0 million approximated its carrying value based on market rates for similar instruments.

Investments in Unconsolidated Affiliated Real Estate Entities: We have ownership interests in two unconsolidated affiliated real estate entities as of December 31, 2017. As of December 31, 2017, we held (i) a 22.5% membership interest in The Cove Joint Venture, an affiliated real estate entity, which owns a 281-unit luxury waterfront multi-family rental property located in Tiburon, California (“The Cove”) and (ii) a 33.3% membership interest in the 40 East End Ave Joint Venture, which owns at parcel of land located, at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City on which it is constructing a luxury residential project consisting of 29 condominium units (the “40 East End Project”). We do not consolidate our ownership interests in these joint ventures but rather account for them under the equity method of accounting.

As described above, we engaged M&S to provide an appraisal of our investments in unconsolidated affiliated real estate entities, which included the two properties in which we held ownership interests as of December 31, 2017. In preparing the appraisal reports, M&S, among other things:

•	performed a site visit of each property in connection with this assignment or other assignments;

•	interviewed our officers or our Advisor’s personnel to obtain information relating to the physical condition of each appraised property, including known environmental conditions, status of ongoing or planned property additions and reconfigurations, and other factors for such leased properties;

•	reviewed lease agreements for those properties subject to a long-term lease and discussed with us or our Advisor certain lease provisions and factors on each property; and

•	reviewed the acquisition criteria and parameters used by real estate investors for properties similar to the subject properties, including a search of real estate data sources and publications concerning real estate buyer’s criteria, discussions with sources deemed appropriate, and a review of transaction data for similar properties.

The following summarizes the valuation approach used for The Cove Joint Venture:

M&S employed both an income approach and a sales comparison approach to estimate the value of The Cove. For the income approach, M&S used a direct capitalization analysis which was based upon the net operating income of the property capitalized at an appropriate capitalization rate for the property based upon property characteristics and competitive position and market conditions at the date of the appraisal. The sales comparison approach utilized indices of value derived from actual or proposed sales of comparable properties to estimate the value of the subject property. The appraiser analyzed such comparable sales data as was available to develop a market value conclusion for the subject property.

M&S prepared an appraisal report for The Cove summarizing key inputs and assumptions, using financial information provided by us and our Advisor. From such review, M&S determined a gross fair value of $255.0 million for The Cove, which equates to a capitalization rate of 3.82% for their direct capitalization analysis and a price per unit of $901,060 for their sales comparison analysis.

While we believe that the assumptions made by M&S are reasonable, a change in these assumptions would impact the calculations of the estimated values of The Cove. Assuming all other factors remain unchanged, a 25 basis point increase and decrease in the capitalization rates would result in a total decrease of $15.9 million ($3.6 million for our 22.5% ownership interest) and a total increase of $17.6 million ($4.0 million for our 22.5% ownership interest), respectively, in the value of The Cove as of December 31, 2017.

As of December 31, 2017, the estimated fair value of our 22.5% ownership interest in the Cove Joint Venture of approximately $18.6 million was calculated based on the gross appraised value of The Cove of $255.0 million less the fair value of the outstanding mortgage indebtedness of $173.5 million plus all other non-real estate assets, net of $1.2 million. The estimated fair value of our 22.5% ownership interest in the Cove Joint Venture compared to our carrying value of $17.8 million, both as of December 31, 2017, equates to an increase in value of 4.5%.

The following summarizes the valuation approach used for The 40 East End Ave. Joint Venture:

The 40 East End Project was under construction as of December 31, 2017. Accordingly, M&S deemed it appropriate to determine its gross fair value as of December 31, 2017 of $118.5 million based on the fair value of the land parcel of $65.3 million (using a sales comparison approach) plus construction costs incurred of $53.2 million through that date.

As of December 31, 2017, the estimated fair value of our 33.3% ownership interest in the 40 East End Ave. Joint Venture of approximately $21.4 million was calculated based on the gross appraised value of The 40 East End Project of $118.5 million less (i) the fair value of the outstanding mortgage indebtedness of $20.8 million, (ii) the preferred member interests of $30.0 million and (iii) all other non-real estate liabilities, net of $3.6 million. The estimated fair value of our 33.3% ownership interest in the 40 East End Ave. Joint Venture compared to our carrying value of $12.9 million, both as of December 31, 2017, equates to an increase in value of 65.5%.

Cash:  The estimated value of our cash equals its carrying value.

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

Subordinated Advances – Related Party: Our subordinated advances from our Sponsor, including related accrued interest of approximately $0.3 million as of December 31, 2017, are classified as a liability on our consolidated balance sheet. However, for purposes of our NAV, we do not estimate their fair value in accordance with GAAP. Rather, the IPA’s Practice Guideline 2013-01provides for adjustments to the NAV for preferred securities, special interests and incentive fees based on the aggregate NAV of the company and payable to the Sponsor in a hypothetical liquidation of the company as of the valuation date in accordance with the provisions of the partnership or Advisory agreements and the terms of the preferred securities. Because our subordinated advances are only payable to our Sponsor in a liquidation event, we believe they should be valued for our NAV in accordance with these provisions.

Accordingly, no allocations of value are made to our Sponsor’s advances unless the estimated NAV per Share would have exceeded $10.00 per share plus a cumulative, pre-tax non-compounded annual return of 8.0% as of the indicated valuation date. From our inception through the termination of our offering on March 31, 2017, our Sponsor funded an aggregate of approximately $12.6 million of subordinated advances. In the calculation of our estimated NAV as of December 31, 2017, an approximately $0.8 million allocation of value was made to our Sponsor’s subordinated advances representing the amount by which the estimated NAV per Share would have exceeded an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 8.0% as of December 31, 2017. Accordingly, the net portion of the NAV attributable to subordinated advances from our Sponsor was approximately $11.8 million as of December 31, 2017.

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

As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive different estimated NAVs per share, and these differences could be significant. The estimated NAV per Share is not audited and does not represent the fair value of our assets less our liabilities in accordance with GAAP, nor do they represent an actual liquidation value of our assets and liabilities or the price that shares of our common stock would trade at on a national securities exchange. As of the date of this filing, although we have not sought stockholder approval to adopt a plan of liquidation of the Company, certain distributions may be payable to our Sponsor in connection with a liquidation event. Accordingly, our estimated NAV per Share reflects any allocation of value to the Sponsor’s subordinated advances representing the amount that would be payable to the sponsor in connection with a liquidation event pursuant to the guidelines for estimating NAV contained in IPA Practice Guideline 2013-01, “Valuation of Publicly Registered Non-Listed REITs”. Our estimated NAV per Share is based on the estimated value of our assets less the estimated value of our liabilities less any allocations of value to the Sponsor’s subordinated advances divided by the number of our diluted shares of common stock outstanding, all as of the date indicated. Our estimated NAV per Share does not reflect a discount for the fact we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated NAV per Share does not take into account estimated disposition costs or fees or penalties, if any, that may apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of certain debt. Our NAV per Share will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and the management of those assets and changes in the real estate and capital markets. Different parties using different assumptions and estimates could derive different NAVs and resulting estimated NAVs per share, and these differences could be significant. Markets for real estate and real estate-related investments can fluctuate and values are expected to change in the future. We currently expect that our Advisor will estimate our NAV on at least an annual basis. Our board of directors will review and approve each estimate of NAV.

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

Our Board of Directors, in its sole discretion, may choose at any time to terminate our share repurchase program, or reduce or increase the number of Common Shares purchased under the program, if it determines that the funds allocated to our share repurchase program are needed for other purposes, such as the acquisition, maintenance or repair of properties, or for use in making a declared distribution. A determination by our board of directors to eliminate, reduce or increase our share repurchase program will require the affirmative vote of our independent directors. From our date of inception through December 31, 2015, we did not receive any requests to redeem shares of our common stock under our share repurchase program. For the year ended December 31, 2016 we repurchased 18,798 shares of common stock, pursuant to our share repurchase program at an average price per share of $9.75 per share. For the year ended December 31, 2017 we repurchased 20,236 shares of common stock, pursuant to our share repurchase program at an average price per share of $9.71 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP, which is now terminated.

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

Distributions are authorized at the discretion of our Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. Such analyses may include actual and anticipated operating cash flow, capital expenditure needs, general financial and market conditions, proceeds from asset sales and redemptions and other factors that our board of directors deem relevant. Our Board of Directors’ decisions will be substantially influenced by their obligation to ensure that we maintain our federal tax status as a REIT. We have and may continue to fund distributions with cash proceeds from the sale of shares of our common stock to fund distributions. We may continue to fund such distributions with cash proceeds from the sale of shares of our common stock or borrowings if we do not generate sufficient cash flow from our operations to fund distributions. Our ability to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular distributions will continue to be made or that we will maintain any particular level of distributions that we have established or may establish.

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

Total distributions declared during the year ended December 31, 3017 and 2016 were $6.8 million and $2.3 million.

The following tables provide a summary of the quarterly distributions declared during the periods indicated:

	Year Ended December 31, 2017		Three Months Ended December 31, 2017		Three Months Ended September 30, 2017		Three Months Ended June 30, 2017		Three Months Ended March 31, 2017

Distribution period:	2017 Year	Percentage of Distributions	Q4 2017	Percentage of Distributions	Q3 2017	Percentage of Distributions	Q2 2017	Percentage of Distributions	Q1 2017	Percentage of Distributions

Date distribution declared					May 12, 2017		March 27, 2017		November 14, 2016

Date distribution paid			November 15, 2017 December 15, 2017 January 16, 2018		August 15, 2017, September 15, 2017, & October 16, 2017		May 15, 2017, June 15, 2017, & July 14, 2017		February 15, 2017, March 15, 2017, & April 14, 2017

Distribution paid	$6,331,676		$1,801,112		$1,801,111		$1,782,830		$946,623
Distribution reinvested	513,325		-		-		98		513,227
Total Distributions	$6,845,001		$1,801,112		$1,801,111		$1,782,928		$1,459,850
			.
Source of distributions:
Cash flows provided by operations	$3,633,549	53%	$858,194	48%	$853,784	47%	$725,412	41%	$946,623	65%
Offering proceeds	2,698,127	39%	942,918	52%	947,327	53%	1,057,418	59%	-	-

Proceeds from issuance of common stock through DRIP	513,325	8%	-	-	-	-	98	-	513,227	35%
Total Sources	$6,845,001	100%	$1,801,112	100%	$1,801,111	100%	$1,782,928	100%	$1,459,850	100%

Cash flows provided by operations (GAAP basis)	$3,633,549		$858,194		$853,784		$725,412		$1,196,159

Number of shares of common stock issued pursuant to the Company's DRIP	54,034		-		-		10		54,024

	Year Ended December 31, 2016		Three Months Ended December 31, 2016		Three Months Ended September 30, 2016		Three Months Ended June 30, 2016		Three Months Ended March 31, 2016
Distribution period:		Percentage of Distributions	Q4 2016	Percentage of Distributions	Q3 2016	Percentage of Distributions	Q2 2016	Percentage of Distributions	Q1 2016	Percentage of Distributions

Date distribution declared			November 14, 2016		August 5, 2016		May 12, 2016		March 27, 2016

Date distribution paid			November 15, 2016, December 15, 2016, & January 13, 2017		August 15, 2016, September 15, 2016, & October 14, 2016		May 14, 2016, June 15, 2016, & July 15, 2016		February 16, 2016, March 15, 2016, & April 15, 2016

Distributions paid	$1,623,131		$733,484		$507,217		$250,216		132,214
Distributions reinvested	683,136		378,047		241,022		27,019		37,048
Total Distributions	$2,306,267		$1,111,531		$748,239		$277,235		$169,262

Source of distributions:
Cash flows provided by operations	$1,433,377	62%	$576,436	52%	$507,217	68%	$250,216	90%	$65,948	39%
Offering proceeds	$189,754	8%	157,048	14%	-	-	-	-	66,266	39%
Proceeds from issuance of common stock through DRIP	683,136	30%	378,047	34%	241,022	32%	27,019	10%	37,048	22%
Total Sources	$2,306,267	100%	$1,111,531	100%	$748,239	100%	$277,235	100%	$169,262	100%

Cash flows provided by operations (GAAP basis)	$1,433,377		$576,436		$515,675		$275,318		$65,948

Number of shares of common stock issued pursuant to the Company's DRIP	$72,178		39,794		25,371		3,113		3,900

Use of Public Offering Proceeds

Our registration statement on Form S-11 (the “Offering”), pursuant to which we offered to sell up to 30,000,000 shares of our common stock, par value $0.01 per share (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for an initial price of $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares available pursuant to our distribution reinvestment plan (the “DRIP”) at an initial purchase price of $9.50 per share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on February 26, 2015. On June 30, 2016, the Company adjusted its offering price to $9.14 per Common Share in its Primary Offering, which was equal to the Company’s estimated net asset value (“NAV”) per Common Share as of March 31, 2016, and effective July 25, 2016, the Company’s offering price was adjusted to $10.00 per Common Share in its Primary Offering, which was equal to the estimated NAV per Common Share as of June 30, 2016. Our estimated NAV per Common Share remained unchanged at $10.00 as of both September 30, 2016 and December 31, 2016.

The Offering, which terminated on March 31, 2017, raised aggregate gross proceeds of approximately $85.6 million from the sale of approximately 8.9 million shares of common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor). After including aggregate advances from our Sponsor of $12.6 million under the Subordinated Agreement (as discussed below) and allowing for the payment of approximately $7.6 million in selling commissions and dealer manager fees and $3.2 million in organization and offering expenses, the Offering generated aggregate net proceeds of approximately $87.5 million.  In addition, the Company had issued approximately 0.1 million shares of common stock under its DRIP, representing approximately $1.2 million of additional proceeds under the Offering. The DRIP was terminated effective May 15, 2017.

On March 18, 2016, the Company and its Sponsor entered into a subordinated unsecured loan agreement (the “Subordinated Agreement”) pursuant to which the Sponsor committed to make a significant investment in the Company of up to $36.0 million, which was equivalent to 12.0% of the $300.0 million maximum offering amount of Common Shares under the Offering, which was terminated on March 31, 2017.

In connection with the termination of the Offering, on March 31, 2017, the Company and the Sponsor terminated the Subordinated Agreement. As a result of the termination, the Sponsor is no longer obligated to make any additional Subordinated Advances to the Company. Interest will continue to accrue on the aggregate outstanding Subordinated Advances and repayment, if any, of the Subordinated Advances and accrued interest will be made according to the terms of the Subordinated Agreement disclosed above.

As of both December 31, 2017 and 2016 an aggregate of approximately $12.6 million of Subordinated Advances had been funded, which along with the related accrued interest of $258,817 and $71,863, respectively, are classified as a liability on the consolidated balance sheet. During the years ended December 31, 2017 and 2016, the Company accrued $186,954 and $71,863, respectively, of interest on the Subordinated Advances.

Below is a summary of the expenses we have incurred in connection with the issuance and distribution of the registered securities since inception:

Type of Expense Amount
Selling commissions and dealer manager fees	$7,557,885
Other expenses incurred	3,180,431
Total offering costs incurred from inception through December 31, 2017	$10,738,316

Cumulatively, we have used our net offering proceeds of $87.5 million (including aggregate advances from our Sponsor of $12.6 million under the Subordinated Agreement), after deduction of offering expenses paid since inception of $10.7 million, as follows:

Cash	$12,368,123
Cash distributions not funded by operations	3,335,783
Investment in related party	37,000,000
Investments in unconsolidated affiated real estate entities	33,531,466
Other uses (primarily timing of payables)	1,234,052

Total uses	$87,469,424

ITEM 6. SELECTED FINANCIAL DATA:

The following selected financial data are qualified by reference to and should be read in conjunction with our consolidated financial statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Lightstone Real Estate Income Trust Inc.

Selected Financial Data

				For the Period
				September 9,
				2014
	For the Year	For the Year	For the Year	(date of inception)
	Ended	Ended	Ended	through
	December 31,	December 31,	December 31,	December 31,
	2017	2016	2015	2014
Operating Data:
Investment income	$4,501,667	$1,928,708	$49,333	$-
Loss from investment in unconsolidated affiliated real estate entity	$(2,813,825)	$-	$-	$-
Net income/(loss)	$419,506	$1,537,999	$(113,824)	$-

Basic and diluted net income/(loss) per Company's common share	$0.05	$0.53	$(0.45)	$-
Dividends declared on Company's common shares	$6,845,001	$2,306,267	$187,053	$-
Weighted average common shares outstanding-basic and diluted	8,577,336	2,894,887	251,901	6,082

Balance Sheet Data:
Total assets	$81,790,520	$64,721,649	$5,213,448	$200,000
Subordinated advances - related party	$12,890,830	$12,703,876	$-	$-
Company's Stockholder's Equity	$68,181,807	$51,336,772	$4,130,737	$200,000

Other financial data:
Funds from operations (FFO) attributable to Company's common shares	$3,045,409	$1,537,999	$(113,824)	$-

1.	For more information about FFO and MFFO, including a reconciliation to our GAAP net income/(loss) for each period reported, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Funds from Operations and Modified Funds from Operations.”

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

Overview

Lightstone Real Estate Income Trust Inc. (the “Lightstone Income Trust” or “Company”) has and primarily intends to continue to originate, acquire and manage a diverse portfolio of real estate-related investments. The Company has and may continue invest in mezzanine loans, first lien mortgage loans, second lien mortgage loans, bridge loans and/or preferred equity interests, in each case with a focus on investments intended to finance development or redevelopment opportunities. The Company may also invest in debt and derivative securities related to real estate assets. A majority of the Company’s investments by value are or will be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly owned by, the Sponsor, by its affiliates or by real estate investment programs sponsored by it.

Our registration statement on Form S-11 (the “Offering”), pursuant to which we offered to sell up to 30,000,000 shares of our common stock, par value $0.01 per share (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for an initial price of $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment plan (the “DRIP”) at an initial purchase price of $9.50 per share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on February 26, 2015. On June 30, 2016, the Company adjusted its offering price to $9.14 per Common Share in its Primary Offering, which was equal to the Company’s estimated net asset value (“NAV”) per Common Share as of March 31, 2016, and effective July 25, 2016, the Company’s offering price was adjusted to $10.00 per Common Share in its Primary Offering, which was equal to the estimated NAV per Common Share as of June 30, 2016. Our estimated NAV per Common Share remained unchanged at $10.00 as of both September 30, 2016 and December 31, 2016.

The Offering, which terminated on March 31, 2017, raised aggregate gross proceeds of approximately $85.6 million from the sale of approximately 8.9 million shares of common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor). After including aggregate advances from our Sponsor of $12.6 million under the Subordinated Agreement (as discussed below) and allowing for the payment of approximately $7.6 million in selling commissions and dealer manager fees and $3.2 million in organization and offering expenses, the Offering generated aggregate net proceeds of approximately $87.5 million.  In addition, the Company had issued approximately 0.1 million shares of common stock under its DRIP, representing approximately $1.2 million of additional proceeds under the Offering. The DRIP was terminated effective May 15, 2017.

On March 18, 2016, the Company and its Sponsor entered into a subordinated unsecured loan agreement (the “Subordinated Agreement”) pursuant to which the Sponsor committed to make a significant investment in the Company of up to $36.0 million, which is equivalent to 12.0% of the $300.0 million maximum offering amount of Common Shares under the Offering, which was terminated on March 31, 2017.  The outstanding advance under the Subordinated Agreement (the “Subordinated Advances”) accrue interest at a of 1.48%, but not interest or outstanding advances are due or payable to the Sponsor until holders of the Company’s Common Shares have received liquidation distributions equal to their respective net investments (defined as $10.00 per Common Share) plus a cumulative, pre-tax, non-compounded annual rate of 8% on their respective net investments.

Distributions in connection with a liquidation of the Company initially will be made to holders of its Common Shares until holders of its Common Shares have received liquidation distributions equal to their respective net investments plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments. Thereafter, only if additional liquidating distributions are available, the Company will be obligated to repay the outstanding advances under the Subordinated Agreement and accrued interest to the Sponsor, pursuant to the terms of the Subordinated Agreement. In the event that additional liquidation distributions are available after the Company repays its holders of common stock their respective net investments plus their 8% return on investment and then the outstanding advances under the Subordinated Agreement and accrued interest to its Sponsor, such additional distributions will be paid to holders of its Common Shares and its Sponsor: 85.0% of the aggregate amount will be payable to holders of the Company’s Common Shares and the remaining 15.0% will be payable to the Sponsor.

The Subordinated Advances and its related interest are subordinate to all of the Company’s obligations as well as to the holders of its Common Shares in an amount equal to the shareholder’s net investment plus a cumulative, pre-tax, non-compounded annual return of 8.0% and only potentially payable in the event of a liquidation of the Company.

In connection with the termination of the Offering, on March 31, 2017, the Company and the Sponsor terminated the Subordinated Agreement. As a result of the termination, the Sponsor is no longer obligated to make any additional Subordinated Advances to the Company. Interest will continue to accrue on the aggregate outstanding Subordinated Advances and repayment, if any, of the Subordinated Advances and accrued interest will be made according to the terms of the Subordinated Agreement disclosed above.

As of both December 31, 2017 and 2016 an aggregate of approximately $12.6 million of Subordinated Advances had been funded, which along with the related accrued interest of $258,817 and $71,863, respectively, are classified as a liability on the consolidated balance sheet. During the years ended December 31, 2017 and 2016, the Company accrued $186,954 and $71,863, respectively, of interest on the Subordinated Advances.

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

Acquisitions and Investment Strategy

We were formed to primarily originate, acquire and manage a diverse portfolio of real estate-related investments such as mezzanine loans, first lien mortgage loans, second lien mortgage loans, bridge loans and preferred equity interests, in each case with a focus on investments intended to finance development or redevelopment opportunities some of which have been and may be with related parties. We may also invest in debt and derivative securities related to real estate assets, such as CMBS; CDOs; debt securities issued by real estate companies; and credit default swaps. We have and expect to continue to focus our origination and acquisition activity on real estate-related investments secured by or related to properties located in the United States, and primarily related-party investments. We sometimes refer to the foregoing types of investments as our targeted investments. We expect to target investments that generally will offer predictable current cash flow and attractive risk-adjusted returns based on the underwriting criteria established and employed by our Advisor, which may include the anticipated leverage point, market and economic conditions, the location and quality of the underlying collateral and the borrower’s exit or refinancing plan. Our ability to execute our investment strategy is enhanced through access to our Sponsor’s extensive experience in financing real estate projects it has sponsored, as opposed to a strategy that relies solely on buying assets in the open market from third-party originators. We have and will continue to seek to build a portfolio that includes some of or all the following investment characteristics: (a) provides current income; (b) is secured by high-quality commercial real estate; (c) includes subordinate capital investments by strong sponsors that support our investments and provide downside protection; and (d) possesses strong structural features that maximize repayment potential, such as a clear exit or refinancing plan by the borrower.

We have and intend to continue to invest in real estate-related loans and debt securities both by directly originating them and by purchasing them from third-party sellers. Although we generally prefer the benefits of direct origination, situations may arise to purchase real estate-related loans and debt securities, possibly at discounts to par, which compensate for the lack of control or structural enhancements typically associated with directly structured investments. Although we expect that most of our investments will be of these types, we may make other investments. In fact, we may invest in whatever types of real estate-related investments that we believe are in our best interests.

Investments

Through December 31, 2017, we have made the following three real estate and real estate-related investments:

105-109 W. 28th Street Preferred Investment

On November 25, 2015, we entered into an agreement (the “Moxy Transaction”) with various related party entities that initially provided for us to make aggregate preferred equity contributions (the “105-109 W. 28th Street Preferred Investment”) of up to $20.0 million in various affiliates of our Sponsor (the “Moxy Developer”), which owns a parcel of land located at 105-109 W. 28thStreet, New York, New York, on which they are constructing a 343-room Marriott Moxy hotel, which is currently expected to open during the third quarter of 2018. The 105-109 W. 28th Street Preferred Investment was made pursuant to an instrument that entitles us to monthly preferred distributions at a rate of 12% per annum and we could redeem on the earlier of (i) the date that was two years from the date of our final contribution or (ii) the third anniversary of 105-109 W. 28th Street Preferred Investment. We could also have requested redemption or a restructuring of the agreement prior to the acceptance of any construction financing. On June 30, 2016, we and the Developer amended the Moxy Transaction so that our contributions would become redeemable on the fifth anniversary of the Moxy Transaction. The 105-109 W. 28th Street Preferred Investment is classified as a held-to-maturity security and recorded at cost.

On August 30, 2016, we and the Developer further amended the Moxy Transaction so that our total aggregate contributions under the 105-109 W. 28th Street Preferred Investment increased by $17.0 million, or up to $37.0 million.

We made an initial contribution of $4.0 million during the fourth quarter of 2015 and additional aggregate contributions of $33.0 million during the year ended December 31, 2016. As of both December 31, 2017 and 2016, the 105-109 W. 28th Street Preferred Investment had an outstanding balance of $37.0 million, which is classified in investment in related party on the consolidated balance sheets. We funded our contributions using proceeds generated from our Offering and draws under the Subordinated Agreement. During the years ended December 31, 2017 and 2016, we recorded $4.5 million and $1.9 million, respectively, of investment income related to the 105-109 W. 28th Street Preferred Investment. Our Advisor elected to waive the acquisition fee associated with this transaction.

The Cove Joint Venture

On September 29, 2016, we, through our wholly owned subsidiary, REIT Cove LLC (“REIT Cove”) along with LSG Cove LLC (“LSG Cove”), an affiliate of our Sponsor and a related party, and Maximus Cove Investor LLC (“Maximus”), an unrelated third party (collectively, the “Buyer”), entered into an agreement of sale and purchase (the “Cove Transaction”) with an unrelated third party, RP Cove, L.L.C (the “Seller”), pursuant to which the Buyer would acquire the Seller’s membership interest in RP Maximus Cove, L.L.C. (the “Cove Joint Venture”) for approximately $255.0 million. The Cove Joint Venture owns and operates The Cove at Tiburon (“The Cove”), a 281-unit, luxury waterfront multifamily rental property located in Tiburon, California. Prior to entering into the Cove Transaction, Maximus previously owned a separate noncontrolling interest in the Cove Joint Venture.

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

On January 31, 2017, REIT IV Cove, REIT III Cove, LSG Cove, and Maximus (the “Members”) completed the Cove Transaction for aggregate consideration of approximately $255.0 million, which consisted of $80 million of cash and $175 million of proceeds from a loan from a financial institution. We paid approximately $20.0 million for a 22.5% membership interest in the Cove Joint Venture.

Our ownership interest in the Cove Joint Venture is a non-managing interest. We have determined that the Cove Joint Venture is a variable interest entity (“VIE”) and, because we exert significant influence over but do not control the Cove Joint Venture, we account for our ownership interest in the Cove Joint Venture in accordance with the equity method of accounting. All distributions of earnings from the Joint Venture are made on a pro rata basis in proportion to each Member’s equity interest percentage. Any distributions in excess of earnings from the Joint Venture are made to the Members pursuant to the terms of the Cove Joint Venture’s operating agreement. An affiliate of Maximus is the asset manager of The Cove and receives certain fees as defined in the Property Management Agreement for the management of The Cove. We commenced recording our allocated portion of profit and cash distributions beginning as of January 31, 2017 with respect to our membership interest of 22.5% in the Cove Joint Venture.

In connection with the closing of the Cove Transaction, the Cove Joint Venture simultaneously entered into a $175.0 million loan (the “Loan”) initially scheduled to mature on January 31, 2020 with two, one-year extension options, subject to certain conditions. The Loan requires monthly interest payments through its maturity date.  The Loan bears interest at Libor plus 3.85% through its initial maturity and Libor plus 4.15% during each of the extension periods. The Loan is collateralized by The Cove and an affiliate of our Sponsor (the “Guarantor”) has guaranteed the Cove Joint Venture‘s obligation to pay the outstanding balance of the Loan up to approximately $43.8 million (the “Loan Guarantee”). The Members have agreed to reimburse the Guarantor for any balance that may become due under the Loan Guarantee, of which our share is up to approximately $10.9 million.

The Cove is a multi-family complex consisting of 281-units, or 289,690 square feet, contained within 32 apartment buildings over 20.1 acres originally constructed in 1967.

Starting in 2013, The Cove has been undergoing an extensive refurbishment which is substantially complete. The Members have and intend to continue to use the remaining proceeds from the Loan and to invest additional capital if necessary to complete the remainder of the refurbishment. The Guarantor has provided an additional guarantee of up to approximately $13.4 million (the “Refurbishment Guarantee”) to provide any necessary funds to complete the remaining renovations as defined in the Loan. The Members have agreed to reimburse the Guarantor for any balance that may become due under the Refurbishment Guarantee, of which our share is up to approximately $3.3 million.

40 East End Ave. Joint Venture

On March 31, 2017, we entered into a joint venture agreement (the “40 East End Ave. Transaction”) with SAYT Master Holdco LLC, an entity majority-owned and controlled by David Lichtenstein, who also majority owns and controls our Sponsor, and a related party, (the “Seller”), pursuant to which we acquired 33.3% of the Seller’s approximate 100% membership interest in 40 East End Ave. Pref Member LLC ( “40 East End Ave. Joint Venture”) for aggregate consideration of approximately $10.3 million. We subsequently made additional capital contributions aggregating $2.6 million to the 40 East End Ave. Joint Venture during 2017.

In accordance with our charter, a majority of our Board of Directors, including a majority of the our independent directors not otherwise interested in the transaction, approved the 40 East End Ave. Transaction as fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Our ownership interest in the 40 East End Ave. Joint Venture is a non-managing interest. Because we exert significant influence over but do not control the 40 East End Ave. Joint Venture, we account for our ownership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting. All contributions to and distributions of earnings from the 40 East End Ave. Joint Venture are made on a pro rata basis in proportion to each Member’s equity interest percentage. Any distributions in excess of earnings from the 40 East End Ave. Joint Venture are made to the Members pursuant to the terms of its operating agreement. We commenced recording our allocated portion of earnings and cash distributions from the 40 East End Ave. Joint Venture beginning as of March 31, 2017 with respect to our membership interest of approximately 33.3% in the 40 East End Ave. Joint Venture. Additionally, Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a real estate investment trust also sponsored by our Sponsor, has made $30.0 million of contributions to a subsidiary of the 40 East End Ave. Joint Venture, pursuant to an instrument that entitles Lightstone I to monthly preferred distributions at a rate of 12% per annum.

The 40 East End Ave. Joint Venture, through affiliates, owns a parcel of land located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City on which it is constructing a luxury residential project consisting of 29 condominium units (the “40 East End Project”). As of and for the year ended December 31, 2017, the 40 East End Project was still under development, therefore, the 40 East End Ave. Joint Venture had no results of operations.

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

Real Estate-Related Debt Investments in General

Our real estate-related debt investments generally are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, origination fees, premium, discount and unfunded commitments. Real estate-related debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value. Real estate-related debt investments that we do not intend to hold for the foreseeable future or until their expected payoff are classified as available for sale and recorded at the lower of cost or fair value.

Revenue Recognition

Real Estate-Related Debt Investments

Interest income is recognized on an accrual basis and any related premium, discount, origination costs and fees is amortized over the life of the investment using the effective interest method. The amortization is reflected as an adjustment to interest income in our consolidated statements of operations. The amortization of a premium or accretion of a discount is discontinued if such debt investment is reclassified to held for sale.

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

Investments in Unconsolidated Entities

We evaluate our investments in other entities for consolidation. We consider the percentage interest in the joint venture, evaluation of control and whether a variable interest entity exists when determining if the investment qualifies for consolidation.

Under the equity method, an investment is recorded initially at cost, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. The net income or loss of each investor is allocated in accordance with the provisions of the operating agreement of the entity. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences between the carrying amount of our investment in the respective joint venture and our share of the underlying equity of such unconsolidated entity are amortized over the respective lives of the underlying assets as applicable. These items are reported as a single line item in the consolidated statements of operations as income or loss from investments in unconsolidated affiliated entities. Under the cost method of accounting, an investment is recorded initially at cost, and subsequently adjusted for cash contributions and distributions resulting from any capital events. Dividends earned from the underlying entity are recorded as interest income.

On a quarterly basis, we assess whether the value of our investments in unconsolidated entities has been impaired. An investment is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. The ultimate realization of our investment in partially owned entities is dependent on a number of factors including the performance of that entity and market conditions. If we determine that a decline in the value of a partially owned entity is other than temporary, we will record an impairment charge.

Accounting for Organization and Other Offering Costs

We record selling commissions and dealer manager fees paid to our dealer manager, and other third-party offering expenses such as registration fees, due diligence fees, marketing costs and professional fees, as a reduction against additional paid-in capital. Any organization costs are expensed to general and administrative costs.

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

Expense reimbursements made to our Advisor are expensed or capitalized to the basis of acquired assets, as appropriate.

Income Taxes

We elected to be taxed as a REIT in conjunction with the filing of our 2016 U.S. federal income tax return. As a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Code, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at the regular corporate rate, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.

As of December 31, 2017 and 2016, we had no material uncertain income tax positions. Additionally, as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

To qualify and maintain our qualification as a REIT, we may engage in certain activities through taxable REIT subsidiaries (“TRSs”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Results of Operations

Through December 31, 2017, we have made three real estate and real estate-related investments. During the fourth quarter of 2015 we made an initial contribution of $4.0 million in our first investment, the 105-109 W. 28th Street Preferred Investment, which was made pursuant to an instrument that entitles us to monthly preferred distributions at a rate of 12% per annum. We subsequently made additional contributions aggregating $33.0 million towards the 105-109 W. 28th Street Preferred Investment during the year ended December 31, 2016. As a result, the outstanding balance of our 105-109 W. 28th Street Preferred Investment, which is fully funded, was $37.0 million as of both December 31, 2017 and 2016. On January 21, 2017, we made our second investment when we acquired a 22.5% membership in the Cove Joint Venture . And on March 31, 2017, we made our third investment when we acquired an approximate 33.3% interest in 40 East End Ave. Pref Member LLC ( “40 East End Ave. Joint Venture”). We account for our ownership interests in the Cove Joint Venture and 40 East End Ave. Joint Venture under the equity method of accounting. Our ownership interests in the Cove Joint Venture and the 40 East End Ave. Joint Venture are classified on our consolidated balance sheets in investments in unconsolidated affiliated real estate entities.

The operating results of our investments, if any, are reflected in our consolidated statements of operations commencing from their respective dates of acquisition. The Cove Joint Venture owns and operates The Cove, a 281-unit, luxury waterfront multifamily rental property located in Tiburon, California. The 40 East End Ave. Joint Venture, through affiliates, owns a parcel of land located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York, New York, on which it is constructing a luxury residential project consisting of 29 condominium units (the “40 East End Ave. Project”). As of and for the year ended December 31, 2017, the 40 East End Ave. Project was under development, therefore, the 40 East End Ave. Joint Venture had no results of operations.

See Note 4 of the Notes to Consolidated Financial Statements for additional information on our investments.

For the Year Ended December 31, 2017 vs. December 31, 2016

Investment income

Investment income, which is earned on our 105-109 W. 28th Street Preferred Investment, was $4.5 million for the year ended December 31, 2017 compared to $1.9 million for the same period in 2016. The increase of $2.6 million was attributable to the timing of our additional aggregate contributions of $33.0 million during the 2016 period.

Loss from investment in unconsolidated affiliated real estate entity

Our loss from investment in unconsolidated affiliated real estate entity for the year ended December 31, 2017 was $2.8 million. Our loss from investment in unconsolidated affiliated real estate entity is attributable to our 22.5% ownership interest in the Cove Joint Venture, which we account for under the equity method of accounting.

General and administrative expenses

General and administrative expenses increased by $0.8 million to $1.1 million during the year ended December 31, 2017 compared to $0.3 million for the same period in 2016. The increase reflects an increase in the asset management fees paid to our Advisor as a result of the timing of our investments as well as higher accounting and transfer agent fees during the 2017 period.

Interest expense

Interest expense, which is attributable to the Subordinated Advances – Related Party, was $0.2 million for the year ended December 31, 2017 compared to $0.1 million for the same period in 2016 as a result of the timing of Subordinated Advances funded by our Sponsor during the 2016 and 2017 periods.

Financial Condition, Liquidity and Capital Resources

Overview:

For the year ended December 31, 2017, our primary source of funds was $25.2 million of proceeds from our sale of shares of common stock under our Offering, which was terminated on March 31, 2017, and approximately $3.6 million of cash flows from operations.

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

In addition to making investments in accordance with our investment objectives, we have used and expect to continue to use our capital resources to make certain payments to our Advisor and our Dealer Manager during the various phases of our organization and operation. During our organizational and offering stage, these payments included payments to our Dealer Manager for selling commissions and the dealer manager fee, and payments to our Advisor for the reimbursement of organization and other offering costs.

Selling commissions and dealer manager fees were paid to the Dealer Manager or soliciting dealers, as applicable, pursuant to various agreements, and other third-party offering expenses such as registration fees, due diligence fees, marketing costs, and professional fees have been accounted for as a reduction against additional paid-in capital as costs are incurred. Any organizational costs were accounted for as general and administrative costs.

The following table represents the selling commissions and dealer manager fees and other offering costs for the periods indicated:

	For the Years Ended December 31,
	2017	2016
Selling commissions and dealer manager fees	$2,330,905	$4,968,164
Other offering costs	$25,493	$1,044,980

Cumulatively for the Offering, we incurred approximately $7.6 million in selling commissions and dealer manager fees and $3.2 million of other offering costs.

During our acquisition and development stage, payments include asset acquisition fees and financing coordination fees, and the reimbursement of acquisition related expenses to our Advisor. During our operational stage, we pay our Advisor an asset management fee or asset management participation or construction management fees. We also reimburse our Advisor and its affiliates for actual expenses it incurs for administrative and other services provided to us. Upon the liquidation of assets, we may pay our Advisor or its affiliates a real estate disposition commission.

We have agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the period indicated:

	For the Years Ended December 31,
	2017	2016
Acquisition fee (1)	$573,750	$-
Asset management fees (general and administrative costs)	574,072	-

Total	$1,147,822	$-

(1)	The acquisition fee for the Cove Joint Venture of $573,750 was capitalized and included in unconsolidated affiliated real estate entities on the consolidated balance sheets.

Summary of Cash Flows. The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2017	Year Ended December 31, 2016

Cash flows provided by operating activities	$3,633,549	$1,433,377
Cash flows used in investing activities	(27,844,216)	(38,687,250)
Cash flows provided by financing activities	16,400,428	57,915,099
Net change in cash and cash equivalents	(7,810,239)	20,661,226
Cash and cash equivalents, beginning of the year	21,874,240	1,213,014
Cash and cash equivalents, end of the year	$14,064,001	$21,874,240

Our principal sources of cash flow were derived from proceeds received from our Offering, which terminated on March 31, 2017, and operating cash flows provided by our investments. In the future, we expect that cash available on hand and earnings from our investments will provide us with a relatively consistent stream of cash flow to sufficiently fund our operating expenses, any scheduled debt service and any monthly distributions authorized by our Board of Directors.

Our principal demands for liquidity currently are expected to be acquisition and development activities, including contributions to our investments in unconsolidated affiliated real estate entities. The principal sources of funding for our operations are currently expected to be available cash on hand, operating cash flows and financings.

Operating activities

The net cash provided by operating activities of $3.6 million during the 2017 period primarily related to our net income of $0.4 million adjusted by adding back our loss from investment in unconsolidated affiliated real estate entity of $2.8 million and by changes in assets and liabilities of $0.4 million.

Investing activities

The cash used in investing activities of $27.8 million during the 2017 period consisted of investments in unconsolidated affiliated real estate entities.

Financing activities

The net cash provided by financing activities of $16.4 million during the 2017 period principally consists of proceeds from the issuance of our common stock of $25.2 million; partially offset by the payment of selling commissions, dealer manager fees and other offering costs of approximately $2.6 million, distributions of $6.0 million to common stockholders and redemptions and cancellation of common stock of $0.2 million.

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

Our DRIP provided our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. The offering provided for 10.0 million shares available for issuance under our DRIP which were offered at a discounted price equivalent to 95% of our Primary Offering price per Common Share. Through May 15, 2017 (the termination date of the DRIP), 128,554 shares of common stock had been issued under our DRIP.

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our date of inception through December 31, 2015, we did not receive any requests to redeem shares of our common stock under our share repurchase program. For the year ended December 31, 2016 we repurchased 18,798 shares of common stock, at an average price per share of $9.75 per share. For the year ended December 31, 2017 we repurchased 20,236 shares of common stock, pursuant to our share repurchase program at an average price per share of $9.71 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP, which is now terminated.

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

The following table presents a reconciliation of FFO and MFFO to net income:

	For the Years Ended December 31,
	2017	2016
Net income	$419,506	$1,537,999
FFO adjustments:
Adjustments to equity earnings from unconsolidated affiliated real estate entities, net	2,625,903	-
FFO	3,045,409	1,537,999
MFFO adjustments:

Other adjustments:
Acquisition and other transaction related costs expensed	-	4,348
MFFO	3,045,409	1,542,347
Straight-line rent(1)	-	-
MFFO - IPA recommended format	$3,045,409	$1,542,347

Net income	$419,506	$1,537,999
Less: net income attributable to noncontrolling interests	-	-
Net income applicable to Company's common shares	$419,506	$1,537,999
Net loss per common share, basic and diluted	$0.05	$0.53

FFO	$3,045,409	$1,537,999
Less: FFO attributable to noncontrolling interests	-	-
FFO attributable to Company's common shares	$3,045,409	$1,537,999
FFO per common share, basic and diluted	$0.36	$0.53

MFFO - IPA recommended format	$3,045,409	$1,542,347
Less: MFFO attributable to noncontrolling interests	-	-
MFFO attributable to Company's common shares	$3,045,409	$1,542,347

Weighted average number of common shares outstanding, basic and diluted	8,577,336	2,894,887

(1)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions declared and cumulative FFO:

For the period September 9, 2014
(date of inception) through
December 31, 2017

FFO	$4,469,584
Cumulative distributions declared	$9,338,320

New Accounting Pronouncements

See Note 2 to the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2017 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

Subsequent Events

See the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from January 1, 2018 through the date of the financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. As of December 31, 2017, we do not have any long-term debt, but anticipate incurring long-term debt in the future. Our interest rate risk management objectives with respect to our long-term debt will be to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not anticipate having any foreign operations and thus we do not expect to be exposed to foreign currency fluctuations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Lightstone Real Estate Income Trust, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightstone Real Estate Income Trust, Inc. and Subsidiaries (the “Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2014.

EISNERAMPER LLP
Iselin, New Jersey
March 12, 2018

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

Assets

Investment in related party	$37,000,000	$37,000,000
Investments in unconsolidated affiliated real estate entities	30,717,641	-
Cash	14,064,001	21,874,240
Deposit and other assets	8,878	5,818,713
Due from related parties	-	28,696

Total Assets	$81,790,520	$64,721,649

Liabilities and Stockholders' Equity

Accounts payable and other accrued expenses	$56,104	$267,726
Due to related parties	54,882	-
Distributions payable	606,897	413,275
Subordinated advances - related party	12,890,830	12,703,876

Total liabilities	13,608,713	13,384,877

Commitments and Contingencies

Stockholders' Equity:

Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized, 8,952,132 and 6,397,005 shares issued and outstanding, respectively	89,521	63,970
Additional paid-in-capital	75,586,926	52,616,396
Subscription receivable	-	(274,449)
Accumulated deficit	(7,494,640)	(1,069,145)
Total Stockholders' Equity	68,181,807	51,336,772

Total Liabilities and Stockholders' Equity	$81,790,520	$64,721,649

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December, 31
	2017	2016

Income:
Investment income	$4,501,667	$1,928,708
Loss from investment in unconsolidated affiliated real estate entity	(2,813,825)	-

Total income	1,687,842	1,928,708

Expenses:
General and administrative costs	1,081,382	318,846
Interest expense	186,954	71,863

Total expenses	1,268,336	390,709

Net income	$419,506	$1,537,999

Net income per common share, basic and diluted	$0.05	$0.53

Weighted average number of common shares outstanding, basic and diluted	8,577,336	2,894,887

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common		Paid-In	Subscription	Accumulated	Total
	Shares	Amount	Capital	Receivable	Deficit	Equity

BALANCE, December 31, 2015	723,975	$7,240	$4,425,374	$(1,000)	$(300,877)	$4,130,737

Net income	-	-	-	-	1,537,999	1,537,999
Distributions declared	-	-	-	-	(2,306,267)	(2,306,267)
Proceeds from offering	5,634,177	56,342	53,842,682	(273,449)	-	53,625,575
Shares issued from distribution reinvestment program	57,651	576	544,548	-	-	545,124
Redemption and cancellation of shares	(18,798)	(188)	(183,064)	-		(183,252)
Selling commissions and dealer manager fees	-	-	(4,968,164)	-	-	(4,968,164)
Other offering costs	-	-	(1,044,980)	-	-	(1,044,980)

BALANCE, December 31, 2016	6,397,005	$63,970	$52,616,396	$(274,449)	$(1,069,145)	$51,336,772

Net income	-	-	-	-	419,506	419,506
Distributions declared	-	-	-	-	(6,845,001)	(6,845,001)
Proceeds from offering	2,506,031	25,060	24,865,186	274,449	-	25,164,695
Shares issued from distribution reinvestment program	69,332	693	657,959	-	-	658,652
Redemption and cancellation of shares	(20,236)	(202)	(196,217)	-		(196,419)
Selling commissions and dealer manager fees	-	-	(2,330,905)	-	-	(2,330,905)
Other offering costs	-	-	(25,493)	-	-	(25,493)

BALANCE, December 31, 2017	8,952,132	$89,521	$75,586,926	$-	$(7,494,640)	$68,181,807

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2017	For the year ended December 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$419,506	$1,537,999
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from investment in unconsolidated affiliated real estate entity	2,813,825	-
Changes in assets and liabilities:
Decrease/(increase) in other assets	122,585	(131,029)
Increase in accounts payable and other accrued expenses	7,101	22,550
Increase in accrued interest on subordinated advances - related party	186,954	71,863
Increase/(decrease) in due to related parties	83,578	(68,006)

Net cash provided by operating activities	3,633,549	1,433,377

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in related party	-	(33,000,000)
Deposit on real estate investment	-	(5,687,250)
Investments in unconsolidated affiliated real estate entities	(27,844,216)	-

Cash used in investing activities	(27,844,216)	(38,687,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	25,164,695	53,625,575
Proceeds from subordinated advances - related party	-	12,632,013
Payment of commissions and offering costs	(2,575,121)	(6,765,199)
Redemption and cancellation of common stock	(196,419)	(183,252)
Distributions paid to Company's common stockholders	(5,992,727)	(1,394,038)

Net cash provided by financing activities	16,400,428	57,915,099

Net change in cash	(7,810,239)	20,661,226
Cash, beginning of year	21,874,240	1,213,014

Cash, end of year	$14,064,001	$21,874,240

Supplemental disclosure of cash flow information:
Distributions declared, but not paid	$606,897	$413,275
Commissions and other offering costs accrued but not paid	$-	$218,723
Subscription receivable	$-	$273,449
Value of shares issued from distribution reinvestment program	$658,652	$545,124
Application of deposit to acquisition of investment property	$5,687,250	$-

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and December 31, 2016

1. Organization and Offering

Lightstone Real Estate Income Trust Inc. (‘‘Lightstone Income Trust’’), incorporated on September 9, 2014, in Maryland, elected to qualify to be taxed as a real estate investment trust for U.S. federal income tax purposes (‘‘REIT’’) beginning with the taxable year ended December 31, 2016.

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

The Company’s registration statement on Form S-11 (the “Offering”), pursuant to which it offered to sell up to 30,000,000 shares of its common stock, par value $0.01 per share (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for an initial price of $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment program (the ‘‘DRIP’’) which were offered at a discounted price equivalent to 95% of the initial price per Common Share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on February 26, 2015. On June 30, 2016, the Company adjusted its offering price to $9.14 per Common Share in its Primary Offering, which was equal to the Company’s estimated net asset value (“NAV”) per Common Share as of March 31, 2016, and effective July 25, 2016, the Company’s offering price was adjusted to $10.00 per Common Share in its Primary Offering, which was equal to the estimated NAV per Common Share as of June 30, 2016. Our estimated NAV per Common Share remained unchanged at $10.00 as of both September 30, 2016 and December 31, 2016.

The Offering, which terminated on March 31, 2017, raised aggregate gross proceeds of approximately $85.6 million from the sale of approximately 8.9 million shares of common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor). After including aggregate advances from our Sponsor of $12.6 million under a subordinated agreement (the “Subordinated Agreement”) (as discussed in Note 4) and allowing for the payment of approximately $7.6 million in selling commissions and dealer manager fees and $3.2 million in organization and offering expenses, the Offering generated aggregate net proceeds of approximately $87.5 million.

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

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and December 31, 2016

The Company has and will continue to seek to originate, acquire and manage a diverse portfolio of real estate and real estate-related investments. The Company may invest in mezzanine loans, first lien mortgage loans, second lien mortgage loans, bridge loans and preferred equity interests, in each case with a focus on investments intended to finance development or redevelopment opportunities. The Company may also invest in debt and derivative securities related to real estate assets. The Company expects that a majority of its investments by value will be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly owned by, the Sponsor, by its affiliates or by real estate investment programs sponsored by it. Although the Company expects that most of its investments will be of these types, it may make other investments. In fact, it may invest in whatever types of real estate-related investments that it believes are in its best interests.

The Company has no employees. The Company retains the Advisor to manage its affairs on a day-to-day basis. Orchard Securities, LLC (the ‘‘Dealer Manager’’), a third party not affiliated with the Company, the Sponsor or the Advisor, served as the dealer manager of the Offering through its termination on March 31, 2017. The Advisor is an affiliate of the Sponsor and will receive compensation and fees for services related to the investment and management of the Company’s assets. The Advisor will receive fees during the organization and offering, operational and liquidation/listing stages. (See Note 4 for a summary of related-party fees.)

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

Investments in other real estate entities where the Company has the ability to exercise significant influence, but does not exercise financial and operating control, and is not considered to be the primary beneficiary are accounted for using the equity method. Investments in other real estate entities where the Company has virtually no influence are accounted for using the cost method.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Real Estate-Related Debt Investments

The Company’s real estate-related debt investments are intended to be held until maturity and accordingly, are carried at cost, net of unamortized loan fees, origination fees, discounts, premiums and unfunded commitments. Real estate-related debt investments that are deemed impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value. Real estate-related debt investments that we do not intend to hold for the foreseeable future or until their expected payoff are classified as held for sale and recorded at the lower of cost or fair value.

Investment income is recognized on an accrual basis and any related premium, discount, origination costs and fees are amortized over the life of the investment using the effective interest method. The amortization is reflected as an adjustment to investment income in the Company’s statements of operations. The amortization of a premium or accretion of a discount is discontinued if such debt investment is reclassified to held for sale.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and December 31, 2016

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

Investments in Unconsolidated Entities

The Company evaluates investments in other entities for consolidation. It considers the percentage interest in the joint venture, evaluation of control and whether a variable interest entity exists when determining if the investment qualifies for consolidation.

Under the equity method, an investment is recorded initially at cost, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. The net income or loss of each investor is allocated in accordance with the provisions of the operating agreement of the entity. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences between the carrying amount of our investment in the respective joint venture and the Company’s share of the underlying equity of such unconsolidated entity are amortized over the respective lives of the underlying assets as applicable. These items are reported as a single line item in the statements of operations as income or loss from investments in unconsolidated affiliated entities. Under the cost method of accounting, the investment is recorded initially at cost, and subsequently adjusted for cash contributions and distributions resulting from any capital events. Dividends earned from the underlying entity are recorded as interest income.

On a quarterly basis, the Company assesses whether the value of its investments in unconsolidated entities has been impaired. An investment is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. The ultimate realization of the Company’s investment in partially owned entities is dependent on a number of factors including the performance of that entity and market conditions. If the Company determines that a decline in the value of a partially owned entity is other than temporary, it will record an impairment charge.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and December 31, 2016

Income Taxes

The Company elected to be taxed as a REIT commencing with the taxable year ended December 31, 2016. If the Company qualifies as a REIT, it generally will not be subject to U.S. federal income tax on its taxable income or capital gain that it distributes to its stockholders. To maintain its REIT qualification, the Company must meet a number of organizational and operational requirements, including a requirement that it annually distribute to its stockholders at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If the Company fails to remain qualified for taxation as a REIT in any subsequent year and does not qualify for certain statutory relief provisions, its income for that year will be taxed at the regular corporate rate, and it may be precluded from qualifying for treatment as a REIT for the four-year period following its failure to qualify as a REIT. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders.

As of December 31, 2017 and 2016, the Company had no material uncertain income tax positions. Additionally, even if the Company qualifies as a REIT, it may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on its undistributed income.

Organization and Offering Costs

Organization costs were expensed as incurred as general and administrative costs.

Offering costs are accounted for as a reduction against additional paid-in capital as costs are incurred and included all costs and expenses paid by the Company in connection with its formation and the Offering, including the Company’s legal, accounting, printing, mailing and filing fees, charges of the escrow agent, reimbursements to the Dealer Manager and participating broker-dealers for due diligence expenses set forth in detailed and itemized invoices, amounts to reimburse the Advisor for its portion of the salaries of the employees of its affiliates who provide services to the Advisor, and other costs in connection with oversight of such Offering and the marketing process, such as preparing supplemental sales materials, holding educational conferences and attending retail seminars conducted by the Dealer Manager or participating broker-dealers.

Concentration of Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed U.S. federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Net Earnings per Common Share

Net earnings per Common Share will be computed by dividing the earnings by the weighted average number of shares of common stock outstanding.

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

For the Years Ended December 31, 2017 and December 31, 2016

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

3. Stockholders’ Equity

Preferred Stock

The Company’s charter authorizes the Company’s board of directors to designate and issue one or more classes or series of preferred stock without approval of the holders of Common Shares. On February 11, 2015, the Company amended and restated its charter to authorize the issuance of 50,000,000 shares of preferred stock. Prior to the issuance of shares of each class or series, the board of directors will be required by Maryland law and by the charter to set, subject to the charter restrictions on ownership and transfer of stock, the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of each class or series of preferred stock so issued, which may be more beneficial than the rights, preferences and privileges attributable to Common Shares. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. As of December 31, 2017 and 2016, the Company had no outstanding shares of preferred stock.

Common Shares

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

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and December 31, 2016

Subject to the restrictions on ownership and transfer of stock contained in the Company’s charter and except as may otherwise be specified in the charter, the holders of Common Shares are entitled to one vote per Common Share on all matters submitted to a stockholder vote, including the election of the Company’s directors. There is no cumulative voting in the election of directors. Therefore, the holders of a majority of outstanding Common Shares are able to elect the Company’s entire board of directors. Except as the Company’s charter may provide with respect to any series of preferred stock that the Company may issue in the future, the holders of Common Shares possess exclusive voting power.

Holders of the Company’s Common Shares are entitled to receive distributions as authorized from time to time by the Company’s board of directors and declared out of legally available funds, subject to any preferential rights of any preferred stock that the Company issues in the future. In any liquidation, each outstanding Common Share will entitle its holder to share (based on the percentage of Common Shares held) in the assets that remain after the Company pays its liabilities and any preferential distributions owed to preferred stockholders. Holders of Common Shares do not have preemptive rights, which means that there is no automatic option to purchase any new Common Shares that the Company issues, nor do holders of Common Shares have any preference, conversion, exchange, sinking fund or redemption rights. Holders of Common Shares do not have appraisal rights unless the board of directors determines that appraisal rights apply, with respect to all or any classes or series of stock, to a particular transaction or all transactions occurring after the date of such determination in connection with which holders of such Common Shares would otherwise be entitled to exercise appraisal rights. Common Shares are nonassessable by the Company upon its receipt of the consideration for which the board of directors authorized their issuance.

Subscription Receivable

The subscription receivable relates to shares issued to the Company’s shareholders for which the proceeds have not yet been received by the Company solely due to a fact of timing of transfers from the escrow agent holding the funds. All such amounts have been received by the Company as of December 31, 2017.

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

Total distributions declared during the years ended December 31, 2017 and 2016 were $6.8 million and $2.3 million, respectively.

On February 27, 2018, the Board of Directors authorized and the Company declared a distribution for each month during the three-month period ending June 30, 2018. The distributions will be calculated based on shareholders of record at a rate of $0.002191781 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 8.0% annualized rate based on a share price of $10.00 payable on or about the 15th day following each month end to stockholders of record at the close of business on the last day of the prior month.

Distribution Payments

On November 14, 2017, December 15, 2017 and January 14, 2018, the Company paid distributions for the months ended October 31, 2017, November 30, 2017 and December 31, 2017, respectively, totaling $1.8 million. The distributions were paid in cash. The distributions were paid from a combination of cash flows provided by operations ($858,194 or 48%) and offering proceeds ($942,918 or 52%).

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and December 31, 2016

4. Related Party Transactions and Other Arrangements

The Company had an agreement with the Dealer Manager for service related to the Offering which was terminated on March 31, 2017. In addition, the Company has agreements with the Advisor to pay certain fees, in exchange for services performed by these entities and other affiliated entities.

During the year ended December 31, 2016, the Company paid $36,298 to an affiliate of the Sponsor for the Sponsor’s marketing expenses related to the Offering that were recorded as a reduction to additional paid in capital.

The following table summarizes all the compensation and fees the Company paid or may pay to the Dealer Manager or to the Advisor or its affiliates, including amounts to reimburse their costs in providing services.

Organization and Offering Stage
Fees	Amount
Selling Commissions	The Dealer Manager received selling commissions in an amount of up to 7% of the gross proceeds in the Primary Offering. From the Company’s inception through March 31, 2017 (the termination date of the Offering), the Company has incurred $5.1 million of selling commissions.

Dealer Manager Fee	The Dealer Manager received a dealer manager fee in an amount of up to 3% of gross proceeds in the Primary Offering. From the Company’s inception through March 31, 2017 (the termination date of the Offering), the Company has incurred $2.5 million of dealer manager fees.

Organization and Offering Expenses	The Company reimbursed the Advisor for all organization and offering expenses that it funded in connection with the Offering, other than the selling commissions and dealer manager fee. From the Company’s inception through March 31, 2017 (the termination date of the Offering), approximately $3.2 million of organization and offering costs have been incurred.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and December 31, 2016

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

For the Years Ended December 31, 2017 and December 31, 2016

Operational Stage
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

For the Years Ended December 31, 2017 and December 31, 2016

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

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and December 31, 2016

Liquidation/Listing Stage (continued)
Fees	Amount
Subordinated Fee upon Termination or Non- Renewal of the Advisory Agreement	Upon termination or non-renewal of the advisory agreement with or without cause, including for poor performance by the Advisor, the Advisor will be entitled to receive a fee equal to 15% of the amount by which the sum of the market value of the Company’s investments (as of the date of termination or non-renewal) plus distributions attributable to net sales proceeds paid to holders of Common Shares exceeds the sum of the aggregate capital contributed by them plus an amount equal to an 8% annual cumulative, pre-tax, non-compounded return; provided, however, that the subordinated fee upon termination or non-renewal of the advisory agreement will not be paid unless and until holders of Common Shares receive a return of the aggregate capital contributed by them plus 8% annually thereon.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the period indicated:

	For the Years Ended December 31,
	2017	2016
Acquisition fee (1)	$573,750	$-
Asset management fees (general and administrative costs)	574,072	-
Total	$1,147,822	$-

(1)	The acquisition fee for the Cove Joint Venture (see below) of $573,750 was capitalized and included in unconsolidated affiliated real estate entities on the consolidated balance sheets.

The following table represents the selling commissions and dealer manager fees and other offering costs for the periods indicated:

	For the Years Ended December 31,
	2017	2016
Selling commissions and dealer manager fees	$2,330,905	$4,968,164
Other offering costs	$25,493	$1,044,980

Cumulatively, we have incurred approximately $7.6 million in selling commissions and dealer manager fees and $3.2 million of organization and other offering costs.

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

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and December 31, 2016

			As of
Entity	Date of Ownership	Ownership %	December 31, 2017	December 31, 2016
RP Maximus Cove, L.L.C. (the "Cove Joint Venture")	January 31, 2017	22.50%	$17,805,871	$-
40 East End Ave. Pref Member LLC ( “40 East End Ave. Joint Venture”)	March 31, 2017	33.30%	12,911,770	-
Total investments in unconsolidated affiliated real estate entities			$30,717,641	$-

The Cove Joint Venture

On September 29, 2016, the Company, through its wholly owned subsidiary, REIT Cove LLC (“REIT Cove”) along with LSG Cove LLC (“LSG Cove”), an affiliate of the Company’s Sponsor and a related party, and Maximus Cove Investor LLC (“Maximus”), an unrelated third party (collectively, the “Buyer”), entered into an agreement of sale and purchase (the “Cove Transaction”) with an unrelated third party, RP Cove, L.L.C (the “Cove Seller”), pursuant to which the Buyer would acquire the all of the Cove Seller’s membership interest in RP Maximus Cove, L.L.C. (the “Cove Joint Venture”) for approximately $255.0 million. The Cove Joint Venture owns and operates The Cove at Tiburon (“The Cove”), a 281-unit, luxury waterfront multifamily rental property located in Tiburon, California. Prior to entering into the Cove Transaction, Maximus previously owned a separate noncontrolling interest in the Cove Joint Venture.

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

On January 31, 2017, REIT IV Cove, REIT III Cove, LSG Cove, and Maximus (the “Members”) completed the Cove Transaction for aggregate consideration of approximately $255.0 million, which consisted of $80 million of cash and $175 million of proceeds from a loan from a financial institution. The Company paid approximately $20.0 million for a 22.5% membership interest in the Cove Joint Venture. In connection with the acquisition, the Company paid the Advisor an acquisition fee of $0.6 million, equal to 1.0% of the Company’s pro-rata share of the contractual purchase price which has been included in investments in unconsolidated affiliated real estate entities on the consolidated balance sheets.

The Company’s ownership interest in the Cove Joint Venture is a non-managing interest. The Company has determined that the Cove Joint Venture is a variable interest entity (“VIE”) and, because it exerts significant influence over but does not control the Cove Joint Venture, the Company accounts for its ownership interest in the Cove Joint Venture in accordance with the equity method of accounting. All distributions of earnings from the Cove Joint Venture are made on a pro rata basis in proportion to each Member’s equity interest percentage. Any distributions in excess of earnings from the Cove Joint Venture are made to the Members pursuant to the terms of the Cove Joint Venture’s operating agreement. An affiliate of Maximus is the asset manager of The Cove and receives certain fees as defined in the Property Management Agreement for the management of The Cove. The Company commenced recording its allocated portion of profit/loss and cash distributions beginning as of January 31, 2017 with respect to its membership interest of 22.5% in the Cove Joint Venture.

The Cove is a multi-family complex consisting of 281-units, or 289,690 square feet, contained within 32 apartment buildings over 20.1 acres originally constructed in 1967.

In connection with the closing of the Cove Transaction, the Cove Joint Venture simultaneously entered into a $175.0 million loan (the “Loan”) initially scheduled to mature on January 31, 2020 with two, one-year extension options, subject to certain conditions. The Loan requires monthly interest payments through its maturity date.  The Loan bears interest at Libor plus 3.85% through its initial maturity and Libor plus 4.15% during each of the extension periods. The Loan is collateralized by The Cove and an affiliate of the Company’s Sponsor (the “Guarantor”) has guaranteed the Cove Joint Venture‘s obligation to pay the outstanding balance of the Loan up to approximately $43.8 million (the “Loan Guarantee”). The Members have agreed to reimburse the Guarantor for any balance that may become due under the Loan Guarantee, of which the Company’s share is up to approximately $10.9 million.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and December 31, 2016

Starting in 2013, the Cove has been undergoing an extensive refurbishment which is substantially completed. The Members have and intend to continue to use the remaining proceeds from the Loan and to invest additional capital if necessary to complete the refurbishment. The Guarantor has provided an additional guarantee of up to approximately $13.4 million (the “Refurbishment Guarantee”) to provide any necessary funds to complete the remaining renovations as defined in the Loan. The Members have agreed to reimburse the Guarantor for any balance that may become due under the Refurbishment Guarantee, of which the Company’s share is up to approximately $3.3 million.

The Company has determined that the fair value of both the Loan Guarantee and the Refurbishment Guarantee are immaterial.

During the year ended December 31, 2016, the Buyer made nonrefundable deposits of approximately $12.6 million which were applied towards the Cove Transaction, of which the Company’s share was approximately $5.7 million which was included in deposits and other assets on the consolidated balance sheet as of December 31, 2016.

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

The following table represents the condensed income statement for the Cove Joint Venture:

(amounts in thousands)	For the Period January 31, 2017 (date of investment) through December 31, 2017

Revenue	$12,291

Property operating expenses	4,300
General and administrative costs	249
Depreciation and amortization	8,743

Operating loss	(1,001)

Interest expense and other, net	(8,578)
Net loss	$(9,579)
Company's share of net loss (22.50%)	$(2,155)
Additional depreciation and amortization expense (1)	(659)
Company's loss from investment	$(2,814)

The following table represents the condensed balance sheet for the Cove Joint Venture:

As of
(amounts in thousands)	December 31, 2017

Real estate, at cost (net)	$149,727
Cash and restricted cash	2,538
Other assets	1,541
Total assets	$153,806

Mortgage payable, net	$173,534
Other liabilities	2,830
Members' deficit (1)	(22,558)
Total liabilities and members' deficit	$153,806

(1)	Additional depreciation and amortization expense relates to the difference between the Company’s basis in the Cove Joint Venture and the amount of the underlying equity in net assets of the Cove Joint Venture.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and December 31, 2016

40 East End Ave. Joint Venture

On March 31, 2017, the Company entered into a joint venture agreement (the “40 East End Ave. Transaction”) with SAYT Master Holdco LLC, an entity majority-owned and controlled by David Lichtenstein, who also majority owns and controls the Company’s Sponsor, and a related party, (the “40 East End Seller”), providing for the Company to acquire 33.3% of the 40 East End Seller’s approximate 100% membership interest in 40 East End Ave. Pref Member LLC ( “40 East End Ave. Joint Venture”) for aggregate consideration of approximately $10.3 million. The Company subsequently made additional capital contributions aggregating $2.6 million to the 40 East End Ave. Joint Venture during 2017.

In accordance with the Company’s charter, a majority of the Company’s board of directors, including a majority of the Company’s independent directors not otherwise interested in the transaction, approved the 40 East End Ave. Transaction as fair and reasonable to the Company and on terms and conditions not less favorable to the Company than those available from unaffiliated third parties.

The Company’s ownership interest in the 40 East End Ave. Joint Venture is a non-managing interest. Because the Company exerts significant influence over but does not control the 40 East End Ave. Joint Venture, it accounts for its ownership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting. All contributions to and distributions of earnings from the 40 East End Ave. Joint Venture are made on a pro rata basis in proportion to each Member’s equity interest percentage. Any distributions in excess of earnings from the 40 East End Ave. Joint Venture are made to the Members pursuant to the terms of its operating agreement. The Company commenced recording its allocated portion of earnings and cash distributions from the 40 East End Ave. Joint Venture beginning as of March 31, 2017 with respect to its membership interest of approximately 33.3% in the 40 East End Ave. Joint Venture. Additionally, Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a real estate investment trust also sponsored by the Company’s Sponsor, has made $30.0 million of preferred equity contributions to a subsidiary of the 40 East End Ave. Joint Venture, pursuant to an instrument that entitles Lightstone I to monthly preferred distributions at a rate of 12% per annum.

The 40 East End Ave. Joint Venture, through affiliates, owns a parcel of land located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City on which it is constructing a luxury residential project consisting of 29 condominium units (the “40 East End Ave. Project”). As of and for the year ended December 31, 2017, the 40 East End Project was still under development and the 40 East End Ave. Joint Venture had no results of operations.

The following table represents the condensed balance sheet for the 40 East End Ave. Joint Venture:

As of
(amounts in thousands)	December 31, 2017

Real estate inventory	$93,228
Cash and restricted cash	765
Other assets	227
Total assets	$94,220

Mortgage payable, net	$20,792
Other liabilities	4,593
Members' capital	68,835
Total liabilities and members' capital	$94,220

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and December 31, 2016

Investment in Related Party

105-109 W. 28th Street Preferred Investment

On November 25, 2015, the Company entered into an agreement (the “Moxy Transaction”) with various related party entities that provides for the Company to make aggregate preferred equity contributions (the “105-109 W. 28th Street Preferred Investment”) of up to $20.0 million in various affiliates of its Sponsor (the “Moxy Developer”) which owns a parcel of land located at 105-109 W. 28thStreet, New York, New York on which they are constructing a 343-room Marriott Moxy hotel, which currently is expected to open during the third quarter of 2018. The 105-109 W. 28th Street Preferred Investment was made pursuant to an instrument that entitles the Company to monthly preferred distributions at a rate of 12% per annum and the Company could redeem at the earlier of (i) the date that was two years from the date of the Company’s final contribution or (ii) the third anniversary of 105-109 W. 28th Street Preferred Investment. The Company could also have requested redemption or a restructuring of the agreement prior to the acceptance of any construction financing. On June 30, 2016, the Company and the Developer amended the Moxy Transaction so that the Company’s contributions would become redeemable on the fifth anniversary of the Moxy Transaction. The 105-109 W. 28th Street Preferred Investment is classified as a held-to-maturity security and recorded at cost.

On August 30, 2016, the Company and the Developer further amended the Moxy Transaction so that Company’s total aggregate contributions under the 105-109 W. 28th Street Preferred Investment increased by $17.0 million, to up to $37.0 million.

The Company made an initial contribution of $4.0 million during the fourth quarter of 2015 and additional aggregate contributions of $33.0 million during the year ended December 31, 2016. As of both December 31, 2017 and 2016, the 105-109 W. 28th Street Preferred Investment had an outstanding balance of $37.0 million, which is classified in investment in related party on the consolidated balance sheets. The Company funded its contributions using proceeds generated from the Offering and draws under the Subordinated Agreement (see below). During the years ended December 31, 2017 and 2016, the Company recorded $4.5 million and $1.9 million, respectively; of investment income related to the 105-109 W. 28th Street Preferred Investment. The Company’s Advisor elected to waive the acquisition fee associated with this transaction.

Subordinated Advances – Related Party

On March 18, 2016, the Company and its Sponsor entered into the Subordinated Agreement, a subordinated unsecured loan agreement pursuant to which the Sponsor had committed to make a significant investment in the Company of up to $36.0 million, which was equivalent to 12.0% of the $300.0 million maximum offering amount of Common Shares under the Offering, which was terminated on March 31, 2017. The outstanding advances under the Subordinated Agreement (the “Subordinated Advances”) bear interest at a rate of 1.48%, but no interest or outstanding advances are due and payable to the Sponsor until holders of the Company’s Common Shares have received liquidation distributions equal to their respective net investments (defined as $10.00 per Common Share) plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments.

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

In connection with the termination of the Offering on March 31, 2017, the Company and the Sponsor terminated the Subordinated Agreement. As a result of the termination, the Sponsor is no longer obligated to make any additional Subordinated Advances to the Company. Interest will continue to accrue on the aggregate Subordinated Advances and repayment, if any, of the Subordinated Advances and accrued interest will be made according to the terms of the Subordinated Agreement disclosed above.

As of both December 31, 2017 and 2016 an aggregate of approximately $12.6 million of Subordinated Advances had been funded, which along with the related accrued interest of $258,817 and $71,863, respectively, are classified as a liability on the consolidated balance sheet. During the years ended December 31, 2017 and 2016, the Company accrued $186,954 and $71,863, respectively, of interest on the Subordinated Advances.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and December 31, 2016

5. Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes.

6. Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2017 and 2016:

	2017
	Year ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31,	December 31,	September 30,	June 30,	March 31,
Total income	$1,687,842	$387,721	$393,665	$309,163	$597,293
Net income	$419,506	$26,212	$80,583	$15,978	$296,733
Net income applicable to Company's common shares	$419,506	$26,212	$80,583	$15,978	$296,733
Net income per common share, basic and diluted	$0.05	$-	$0.01	$-	$0.04

	2016
	Year ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31,	December 31,	September 30,	June 30,	March 31,
Total income	$1,928,708	$825,575	$600,366	$347,634	$155,133
Net income	$1,537,999	$675,206	$493,955	$275,357	$93,481
Net income applicable to Company's common shares	$1,537,999	$675,206	$493,955	$275,357	$93,481
Net income per common share, basic and diluted	$0.53	$0.12	$0.13	$0.20	$0.11

PART II. CONTINUED:

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2017, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2017 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors

The following table presents certain information as of February 15, 2018 concerning each of our directors serving in such capacity:

Name	Age	Principal Occupation and Positions Held	Year Term of Office Will Expire	Served as a Director Since

David Lichtenstein	57	Chief Executive Officer and Chairman of the Board of Directors	2018	2015

Edwin J. Glickman	85	Director	2018	2015

Steven Spinola	69	Director	2018	2015

David Lichtenstein is our Chief Executive Officer and Chairman of our board of directors. . Mr. Lichtenstein founded both American Shelter Corporation and The Lightstone Group. From 1988 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of The Lightstone Group, directing all aspects of the acquisition, financing and management of a diverse portfolio of multifamily, lodging, retail and industrial properties located in 20 states and Puerto Rico. From June 2004 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Officer of Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”) and Chief Executive Officer of Lightstone Value Plus REIT LLC, its advisor. From April 2008 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Offer of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”) and Lightstone Value Plus REIT II LLC, its advisor. From September 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Value Plus Real Estate Investment Trust III, Inc. (“Lightstone III”), and as Chief Executive Officer of Lightstone Value Plus REIT II ILLC, its advisor. From October 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Enterprises Limited (“Lightstone Enterprises”). Mr. Lichtenstein was appointed Chairman of the Board of Directors of Lightstone Value Plus Real Estate Investment Trust V, Inc. (“Lightstone V”), formerly known as Behringer Harvard Opportunity REIT II, Inc., effective as of September 28, 2017 and is Chairman and Chief Executive Officer of the its advisor. Mr. Lichtenstein was the president and/or director of certain subsidiaries of Extended Stay Hotels, Inc. (“Extended Stay”) that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. Lichtenstein is no longer affiliated with Extended Stay. From July 2015 to the present, Mr. Lichtenstein has served as a member of the Board of Directors of the New York City Economic Development Corporation. Mr. Lichtenstein is also a member of the International Council of Shopping Centers and the National Association of Real Estate Investment Trusts, Inc., an industry trade group, as well as a member of the Board of Directors of Touro College and New York Medical College. Mr. Lichtenstein has been selected to serve as a director due to his experience and networking relationships in the real estate industry, along with his experience in acquiring and financing real estate properties.

Edwin J. Glickman is one of our independent directors and the chairman of our audit committee. From April 2008 to the present, Mr. Glickman has served as a member of the board of directors of Lightstone II and from September 2014 to the present has served as a member of the board of directors of Lightstone III. From December 2004 through January 2015, Mr. Glickman previously served as a member of the board of directors of Lightstone I. In January 1995, Mr. Glickman co-founded Capital Lease Funding, a leading mortgage lender for properties net leased to investment grade tenants, where he remained as Executive Vice President until May 2003 when he retired. Mr. Glickman was previously a trustee of publicly traded RPS Realty Trust from October 1980 through May 1996 and Atlantic Realty Trust from May 1996 to March 2006. Mr. Glickman graduated from Dartmouth College. Mr. Glickman has been selected to serve as an independent director due to his experience in mortgage lending and finance.

Stephen Spinola is one of our independent directors and is a member of our audit committee. Since 1986, Mr. Spinola has been the President of the Real Estate Board of New York (“REBNY”), and as of July 1, 2015 serves as President Emeritus. Prior to becoming REBNY’s President, Mr. Spinola served as President of the New York City Public Development Corporation (now known as the New York City Economic Development Corporation). Mr. Spinola holds a Bachelor of Arts degree from the City College of New York with a concentration in political science and government. Mr. Spinola has been selected to serve as an independent director due to his extensive experience in the real estate industry.

Executive Officers:

The following table presents certain information as of February 15, 2018 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held

David Lichtenstein	57	Chief Executive Officer and Chairman of the Board of Directors

Mitchell Hochberg	65	President and Chief Operating Officer

Joseph Teichman	44	General Counsel and Secretary

Donna Brandin	60	Chief Financial Officer and Treasurer

David Lichtenstein for biographical information about Mr. Lichtenstein, see ‘‘Management — Directors.”

Mitchell Hochberg is our President and Chief Operating Officer and also serves as President and Chief Operating Officer of Lightstone I, Lightstone II and Lightstone III and their respective advisors. Mr. Hochberg also serves as the President and Chief Operating Officer of our sponsor and our advisor. From October 2014 to the present, Mr. Hochberg has served as President of Lightstone Enterprises. Mr. Hochberg was appointed Chief Executive Officer of Behringer Harvard Opportunity REIT I, Inc. (“BH OPP I”) and Lightstone V effective as of September 28, 2017. Prior to joining The Lightstone Group in August 2012, Mr. Hochberg served as principal of Madden Real Estate Ventures from 2007 to August 2012 when it combined with our sponsor. Mr. Hochberg held the position of President and Chief Operating Officer of Ian Schrager Company, a developer and manager of innovative luxury hotels and residential projects in the United States from early 2006 to early 2007 and prior to that Mr. Hochberg founded Spectrum Communities, a developer of luxury neighborhoods in the northeast of the United States, in 1985 where for 20 years he served as its President and Chief Executive Officer. Additionally, Mr. Hochberg serves on the board of directors of Orient-Express Hotels Ltd and as Chairman of the board of directors of Orleans Homebuilders, Inc. Mr. Hochberg received his law degree as a Harlan Fiske Stone Scholar from Columbia University School of Law and graduated magna cum laude from New York University College of Business and Public Administration with a Bachelor of Science degree in accounting and finance.

Joseph E. Teichman is our General Counsel and Secretary and also serves as General Counsel of Lightstone I, Lightstone II and Lightstone III and their respective advisors. Mr. Teichman also serves as Executive Vice President and General Counsel of our sponsor and as General Counsel of our advisor. From October 2014 to the present, Mr. Teichman has served as Secretary and a Director of Lightstone Enterprises. Prior to joining The Lightstone Group in January 2007, Mr. Teichman practiced law at the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP in New York, NY from September 2001 to January 2007. Mr. Teichman earned a J.D. from the University of Pennsylvania Law School and a B.A. from Beth Medrash Govoha, Lakewood, New Jersey. Mr. Teichman is licensed to practice law in New York and New Jersey. Mr. Teichman was also a director of certain subsidiaries of Extended Stay that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. Teichman is no longer affiliated with Extended Stay. Mr. Teichman is also a member of the Board of Directors of Yeshiva Orchos Chaim, Lakewood, New Jersey and was appointed to the Ocean County College Board of Trustees in February 2016.

Donna Brandin is our Chief Financial Officer and Treasurer and also serves as the Chief Financial Officer and Treasurer of Lightstone I, Lightstone II and Lightstone III. Ms. Brandin also serves as the Executive Vice President, Chief Financial Officer and Treasurer of our sponsor and as the Chief Financial Officer and Treasurer of our advisor and the advisors of Lightstone I, Lightstone II and Lightstone III. From October 2014 to the present, Ms. Brandin has served as a Director of Lightstone Enterprises. Ms. Brandin was appointed Chief Financial Officer, Senior Vice President, and Treasurer of OP I and Lightstone V effective as of June 15, 2017. Prior to joining The Lightstone Group in April 2008, Ms. Brandin held the position of Executive Vice President and Chief Financial Officer of US Power Generation from September 2007 through November 2007 and before that was the Executive Vice President and Chief Financial Officer of Equity Residential, the largest publicly traded apartment REIT in the country, from August 2004 through September 2007. Prior to joining Equity Residential, Ms. Brandin held the position of Senior Vice President and Treasurer for Cardinal Health from June 2000 through August 2004. Prior to 2000, Ms. Brandin held various executive-level positions at Campbell Soup, Emerson Electric Company and Peabody Holding Company. Ms. Brandin earned a Bachelor of Science at Kutztown University and a Masters in Finance at St. Louis University and is a certified public accountant.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission ("SEC"). Officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2017, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2017.

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

Compensation of Executive Officers

Our officers will not receive any cash compensation from us for their services as our officers. Additionally, our officers are officers of one or more of our related parties and are compensated by those entities (including our sponsor), in part, for their services rendered to us. From our inception through December 31, 2017, the Company has not compensated the officers.

Compensation of Board of Directors

We pay our independent directors an annual fee of $40,000 and are responsible for reimbursement of their out-of-pocket expenses, as incurred.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of February 15, 2018 concerning each of our directors and executive officers serving in such capacities:

Name and Address of Beneficial Owner	Number of Shares of Common Stock of the Lightstone Income Trust Beneficially Owned	Percent of All Common Shares of the Lightstone Income Trust

David Lichtenstein (1)	242,222	2.7%
Edwin J. Glickman	-	-
Steven Spinola	-	-
Mitchell Hochberg	-	-
Donna Brandin	-	-
Joseph Teichman	-	-
Our directors and executive officers as a group (6 persons)	242,222	2.7%

(1)	Includes 20,000 shares owned by our Advisor and 222,222 shares owned by an entity 100% owned by David Lichtenstein. Our Advisor is majority owned by David Lichtenstein. The beneficial owner’s business address is 1985 Cedar Bridge Avenue, Lakewood, New Jersey 08701.

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

Beginning on March 31, 2017, the date on which our initial public offering ended, the Advisor is paid an advisor asset management fee of one-twelfth (1/12) of 0.75% of our average invested assets and we reimburse some expenses of the Advisor relating to asset management.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the period indicated:

	For the Years Ended December 31,
	2017	2016
Acquisition fee (1)	$573,750	$-
Asset management fees (general and administrative costs)	574,072	-
Total	$1,147,822	$-

(1)	The acquisition fee for the Cove Joint Venture of $573,750 was capitalized and included in unconsolidated affiliated real estate entities on the consolidated balance sheets.

Sponsor

During the year ended December 31, 2016, we paid $36,298 to an affiliate of the Sponsor for the Sponsor’s marketing expenses related to the offering that were recorded as a reduction to additional paid in capital.

On March 18, 2016, the Company and its Sponsor entered into a subordinated unsecured loan agreement (the “Subordinated Agreement”) pursuant to which the Sponsor had committed to make a significant investment in the Company of up to $36.0 million, which is equivalent to 12.0% of the $300.0 million maximum offering amount of Common Shares under the Offering, which was terminated on March 31, 2017. The outstanding advances under the Subordinated Agreement (the “Subordinated Advances”) bear interest at a rate of 1.48%, but no interest or outstanding advances is due and payable to the Sponsor until holders of the Company’s Common Shares have received liquidation distributions equal to their respective net investments (defined as $10.00 per Common Share) plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments.

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

In connection with the termination of the Offering on March 31, 2017, the Company and the Sponsor terminated the Subordinated Agreement. As a result of the termination, the Sponsor is no longer obligated to make any additional Subordinated Advances to the Company. Interest will continue to accrue on the aggregate Subordinated Advances and repayment, if any, of the Subordinated Advances and accrued interest will be made according to the terms of the Subordinated Agreement disclosed above.

As of both December 31, 2017 and 2016 an aggregate of approximately $12.6 million of Subordinated Advances had been funded, which along with the related accrued interest of $258,817 and $71,863, respectively, are classified as a liability on the consolidated balance sheet. During the years ended December 31, 2017 and 2016, the Company accrued $186,954 and $71,863, respectively, of interest on the Subordinated Advances.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Firm Fees

The following table presents the aggregate fees billed to us for the years presented by our principal accounting firm:

	Year ended December 31, 2017	Year ended December 31, 2016
Audit Fees (a)	$89,250	$123,475
Audit-Related Fees (b)	-	-
Tax Fees (c)	18,950	10,000

Total Fees	$108,200	$133,475

(a)	Fees for audit services consisted of the audit of the Company’s annual financial statements and interim reviews, including services normally provided in connection with statutory and regulatory filings and including registration statements and consents.

(b)	Fees for audit-related services related to audits of entities that the Company has acquired.

(c)	Fees for tax services.

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Real Estate Income Trust Inc.:

We have reviewed and discussed with management Lightstone Real Estate Income Trust Inc.’s audited financial statements as of and for the year ended December 31, 2017.

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

Based on the reviews and discussions referred to above, we recommend to the board of directors that the financial statements referred to above be included in Lightstone Real Estate Income Trust Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017.

Audit Committee
Edwin J. Glickman
Steven Spinola

INDEPENDENT DIRECTORS’ REPORT

To the Stockholders of Lightstone Real Estate Income Trust Inc.:

We have reviewed the Company’s policies and determined that they are in the best interest of the Company’s stockholders. Set forth below is a discussion of the basis for that determination.

General

The Company has and will continue to seek to originate, acquire and manage a diverse portfolio of real estate-related investments. The Company may invest in mezzanine loans, first lien mortgage loans, second lien mortgage loans, bridge loans and preferred equity interests, in each case with a focus on investments intended to finance development or redevelopment opportunities. The Company may also invest in debt and derivative securities related to real estate assets, such as CMBS; CDOs; debt securities issued by real estate companies; and credit default swaps. The Company expects that a majority of its investments by value will be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly, owned by, the Company’s Sponsor, by its affiliates or real estate investment programs sponsored by it. Although the Company expects that most of its investments will be of these types, it may make other investments. In fact, it may invest in whatever types of real estate-related investments that it believes are in its best interests.

The Company has and expects to continue to focus its origination and acquisition activity on real estate-related investments secured by or related to properties located in the United States, and primarily related-party investments. The Company sometimes refers to the foregoing types of investments as its targeted investments. The Company expects to target investments that generally will offer predictable current cash flow and attractive risk-adjusted returns based on the underwriting criteria established and employed by tis advisor, which may include the anticipated leverage point, market and economic conditions, the location and quality of the underlying collateral and the borrower’s exit or refinancing plan. The Company’s ability to execute its investment strategy is enhanced through access to its Sponsor’s extensive experience in financing real estate projects it has sponsored, as opposed to a strategy that relies solely on buying assets in the open market from third-party originators. The Company has and will continue to seek to build a portfolio that includes some of or all the following investment characteristics: (a) provides current income; (b) is secured by high-quality commercial real estate; (c) includes subordinate capital investments by strong sponsors that support tis investments and provide downside protection; and (d) possesses strong structural features that maximize repayment potential, such as a clear exit or refinancing plan by the borrower.

The Company has and intends to continue to invest in real estate-related loans and debt securities both by directly originating them and by purchasing them from third-party sellers. Although the Company generally prefers the benefits of direct origination, situations may arise to purchase real estate-related loans and debt securities, possibly at discounts to par, which compensate for the lack of control or structural enhancements typically associated with directly structured investments.

Financing Policies

There is no limitation on the amount the Company may invest or borrow for the purchase or origination of any single property or investment. The Company’s charter allows it to incur leverage up to 300% of its total “net assets” (as defined in its charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of its investments. The Company may only exceed this 300% limit if a majority of its independent directors approves each borrowing in excess of this limit and the Company discloses such borrowing to its stockholders in its next quarterly report along with a justification for the excess borrowing. In all events, the Company expects that its secured and unsecured borrowings will be reasonable in relation to the net value of its assets and will be reviewed by the Company’s board of directors at least quarterly.

The Company does not currently intend to exceed the leverage limit in its charter. The Company believes that careful use of debt helps the Company to achieve its diversification goals because the Company may have more funds available for investment. However, high levels of debt could cause the Company to incur higher interest charges and higher debt service payments, which would decrease the amount of cash available for distribution to the Company’s investors.

Policy on Sale or Disposition of Properties

The Company’s board of directors will determine whether a particular property should be sold or otherwise disposed of after considering the relevant factors, including performance or projected performance of the property and market conditions, with a view toward achieving its principal investment objectives.

The Company currently intends to hold each investment it originates or acquires for an extended period of time, generally for three to five years from the termination of the Company’s initial public offering, which occurred on March 31, 2017. The determination of whether an investment will be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, specific real estate market conditions, tax implications for the Company’s stockholders and other factors. The requirements for qualification as a REIT also will put some limits on the Company’s ability to sell investments after short holding periods. However, in accordance with the Company’s investment objective of realizing growth in the value of its investments, the Company may sell a particular investment before or after this anticipated holding period if, in the judgment of its advisor and its board of directors, selling the investment is in the Company’s best interest. The determination of when a particular investment should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, whether the value of the investment is anticipated to decline substantially, whether the Company could apply the proceeds from the sale of the investment to make other investments consistent with its investment objectives, whether disposition of the investment would allow the Company to increase cash flow, and whether the sale of the investment would constitute a prohibited transaction under the Code or otherwise impact the Company’s status as a REIT. The Company’s ability to dispose of an investment during the first few years following its acquisition is restricted to a substantial extent as a result of its REIT status. Under applicable provisions of the Code regarding prohibited transactions by REITs, a REIT that sells an asset other than foreclosure property that is deemed to be inventory or property held primarily for sale in the ordinary course of business is deemed a “dealer” and subject to a 100% penalty tax on the net income from any such transaction. As a result, the Company’s board of directors will attempt to structure any disposition of the Company’s investments to avoid this penalty tax through reliance on safe harbors available under the Code for assets held at least two years or through the use of a TRS.

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

Annual Report on Form 10-K

For the fiscal year ended December 31, 2017

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, as part of this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT NO.	DESCRIPTION
1.1(5)	Amended and Restated Dealer Manager Agreement by and between Lightstone Real Estate Income Trust Inc. and Orchard Securities, LLC
1.2(9)	Form of Soliciting Dealer Agreement
3.1(3)	Articles of Amendment and Restatement of Lightstone Real Estate Income Trust Inc.
3.2(1)	Bylaws of Lightstone Real Estate Income Trust Inc.
3.3(4)	Articles of Amendment of Lightstone Real Estate Income Trust Inc.
4.1(8)	Distribution Reinvestment Program, included as Appendix C to prospectus
5.1(2)	Opinion of Venable LLP re legality
10.1(6)	Advisory Agreement, dated as of March 4, 2015, by and between Lightstone Real Estate Income Trust Inc. and Lightstone Real Estate Income LLC
10.2(6)	Amended and Restated Limited Liability Company Agreement of NYC Acquisitions IV LLC between LSG Fulton Street LLC and Lightstone Real Estate Income Trust Inc.
10.3(7)	Subordinated Unsecured Loan Agreement, dated as of March 18, 2016, between Lightstone Real Estate Income Trust Inc. and The Lightstone Group, LLC.
10.4(9)	Purchase and Sale Agreement, dated as of September 29, 2016, by and among REIT Cove LLC, LSG Cove LLC and Maximus Cove Investor LLC, on the one hand, and RP Cove, L.L.C., on the other.
10.5(9)	Assignment and Assumption Agreement, dated as of January 31, 2017, by and among REIT Cove LLC, REIT IV Cove LLC and REIT III Cove LLC.
10.6 (10)	DMA Termination Agreement by and between Lightstone Real Estate Income Trust Inc. and Orchard Securities, LLC
10.7 (10)	Loan Termination Agreement by and between Lightstone Real Estate Income Trust Inc. and The Lightstone Group, LLC
10.8 (11)	Amended And Restated Limited Liability Company Operating Agreement, dated as of January 31, 2017, by and among RP Maximus Cove, L.L.C., LSG Cove LLC, REIT III Cove LLC, REIT IV Cove LLC and Maximus Cove Investor LLC.
10.9 (11)	Amended And Restated Limited Liability Company Agreement, dated as of March 31, 2017, of 40 East End Ave. Pref Member LLC, by and among SAYT Master Holdco LLC and Lightstone Real Estate Income Trust, Inc.
21*	Subsidiaries of the Registrant.
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Real Estate Income Trust Inc. on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 12, 2018, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statements.

*	As filed herewith

(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-11 (Reg. No. 333-200464) filed with the SEC on November 24, 2014.

(2)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (Reg. No. 333-200464) filed with the SEC on January 29, 2015.

(3)	Previously filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (Reg. No. 333-200464) filed with the SEC on February 12, 2015.

(4)	Previously filed as an exhibit to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on June 15, 2015.

(5)	Previously filed as an exhibit to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on January 12, 2017.

(6)	Previously filed as an exhibit to the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 15, 2016.

(7)	Previously filed as an exhibit to Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (Reg No. 333-200464) filed with the SEC on March 21, 2016.

(8)	Previously filed as Appendix C to the Registrant’s Prospectus filed pursuant to Rule 424(b)(3) (Reg. No. 333-200464) filed with the SEC on June 30, 2016.

(9)	Previously filed as an exhibit to the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 28, 2017.

(10)	Previously filed as an exhibit to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on April 5, 2017.

(11)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q that we filed with the Securities and Exchange Commission on August 14, 2017.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Date: March 12, 2018	By:	s/ David Lichtenstein
David Lichtenstein

Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board	March 12, 2018
David Lichtenstein	of Directors (Principal Executive Officer)

/s/ Donna Brandin	Chief Financial Officer and Treasurer	March 12, 2018
Donna Brandin	(Principal Financial Officer and Principal
Accounting Officer)

/s/ Edwin J. Glickman	Director	March 12, 2018
Edwin J. Glickman

/s/ Steven Spinola	Director	March 12, 2018
Steven Spinola

