Form 10-Q
period 2018-03-31
Lightstone Real Estate Income Trust Inc.
filed 2018-05-15
CIK 1619312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No ☑

As of May 1, 2018, there were 8.8 million outstanding shares of common stock of Lightstone Real Estate Income Trust Inc.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets

Investment in related party	$37,000,000	$37,000,000
Investments in unconsolidated affiliated real estate entities	30,616,371	30,717,641
Cash	11,097,998	14,064,001
Deposit and other assets	68,955	8,878

Total Assets	$78,783,324	$81,790,520

Liabilities and Stockholders' Equity

Accounts payable and other accrued expenses	$73,636	$56,104
Due to related parties	53,754	54,882
Distributions payable	597,432	606,897
Subordinated advances - related party	12,936,928	12,890,830

Total liabilities	13,661,750	13,608,713

Commitments and Contingencies

Stockholders' Equity:

Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized, 8,812,838 and 8,952,132 shares issued and outstanding, respectively	88,128	89,521
Additional paid-in-capital	74,293,758	75,586,926
Accumulated deficit	(9,260,312)	(7,494,640)
Total Stockholders' Equity	65,121,574	68,181,807
Total Liabilities and Stockholders' Equity	$78,783,324	$81,790,520

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

Income:
Investment income	$1,110,000	$1,110,000
Loss from investment in unconsolidated affiliated real estate entity	(775,107)	(512,707)

Total income	334,893	597,293

Expenses:
General and administrative costs	314,617	254,462
Interest expense	46,098	46,098

Total expenses	360,715	300,560

Net (loss)/income	$(25,822)	$296,733

Net (loss)/income per common share, basic and diluted	$(0.01)	$0.04

Weighted average number of common shares outstanding, basic and diluted	8,871,778	7,423,637

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common		Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

BALANCE, December 31, 2017	8,952,132	$89,521	$75,586,926	$(7,494,640)	$68,181,807

Net loss	-	-	-	(25,822)	(25,822)
Distributions declared	-	-	-	(1,739,850)	(1,739,850)
Redemption and cancellation of shares	(139,294)	(1,393)	(1,293,168)	-	(1,294,561)

BALANCE, March 31, 2018	8,812,838	$88,128	$74,293,758	$(9,260,312)	$65,121,574

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(25,822)	$296,733
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Loss from investment in unconsolidated affiliated real estate entity	775,107	512,707
Changes in assets and liabilities:
(Increase)/decrease in deposit and other assets	(60,077)	77,245
Increase/(decrease) in accounts payable and other accrued expenses	17,532	(4,006)
Increase in accrued interest on subordinated advances - related party	46,098	46,098
(Decrease)/increase in due to related parties	(1,128)	267,382
Net cash provided by operating activities	751,710	1,196,159

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in unconsolidated affiliated real estate entities	(673,837)	(23,699,798)
Cash used in investing activities	(673,837)	(23,699,798)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	23,628,183
Payment of commissions and offering costs	-	(2,167,771)
Redemption and cancellation of common stock	(1,294,561)	(116,580)
Distributions paid to Company's common stockholders	(1,749,315)	(851,973)
Net cash (used in)/provided by financing activities	(3,043,876)	20,491,859

Net change in cash	(2,966,003)	(2,011,780)
Cash, beginning of year	14,064,001	21,874,240
Cash, end of period	$11,097,998	$19,862,460

Supplemental disclosure of cash flow information:
Distributions declared, but not paid	$597,432	$558,391
Commissions and other offering costs accrued but not paid	$-	$542,810
Subscription receivable	$-	$1,262,063
Value of shares issued from distribution reinvestment program	$-	$462,890
Application of deposit to acquisition of investment property	$-	$5,687,250
Amounts for investments in unconsolidated affiliated real estate entities in due to related party	$-	$1,496,893

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

The Company’s registration statement on Form S-11 (the “Offering”), pursuant to which it offered to sell up to 30,000,000 shares of its common stock, par value $0.01 per share (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for an initial offering of $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment program (the ‘‘DRIP’’) which were offered at a discounted price equivalent to 95% of the initial price per Common Share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on February 26, 2015. On June 30, 2016, the Company adjusted its offering price to $9.14 per Common Share in its Primary Offering, which was equal to the Company’s estimated net asset value (“NAV”) per Common Share as of March 31, 2016, and effective July 25, 2016, the Company’s offering price was adjusted to $10.00 per Common Share in its Primary Offering, which was equal to the estimated NAV per Common Share as of June 30, 2016. Our estimated NAV per Common Share remained unchanged at $10.00 as of both September 30, 2016 and December 31, 2016.

The Offering, which terminated on March 31, 2017, raised aggregate gross proceeds of approximately $85.6 million from the sale of approximately 8.9 million shares of common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor). After including aggregate advances from our Sponsor of $12.6 million under a subordinated agreement (the “Subordinated Agreement”) (as discussed in Note 6) and allowing for the payment of approximately $7.6 million in selling commissions and dealer manager fees and $3.2 million in organization and offering expenses, the Offering generated aggregate net proceeds of approximately $87.5 million.

On April 21, 2017, the Board of Directors approved the termination of the DRIP effective May 15, 2017. Previously, the Company’s stockholders had an option to elect the receipt of shares of the Company’s common stock in lieu of cash distributions under the Company’s DRIP, however, all future distributions will be in the form of cash. In addition, through May 15, 2017 (the termination date of the DRIP), the Company issued approximately 0.1 million shares of common stock under its DRIP, representing approximately $1.2 million of additional proceeds under the Offering.

The Company has and will continue to seek to originate, acquire and manage a diverse portfolio of real estate and real estate -related investments. The Company may invest in mezzanine loans, first lien mortgage loans, second lien mortgage loans, bridge loans and preferred equity interests, in each case with a focus on investments intended to finance development or redevelopment opportunities. The Company may also invest in debt and derivative securities related to real estate assets. The Company expects that a majority of its investments by value will be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly owned by, the Sponsor, by its affiliates or by real estate investment programs sponsored by it. Although the Company expects that most of its investments will be of these types, it may make other investments. In fact, it may invest in whatever types of real estate-related investments that it believes are in its best interests.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2018, the Company adopted guidance issued by the FASB that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  The new guidance requires companies to apply a five-step model in accounting for revenue arising from contracts with customers, as well as enhance disclosures regarding revenue recognition.  Lease contracts are excluded from this revenue recognition criteria; however, the sale of real estate will be required to follow the new model. The Company has adopted this standard for the year beginning on January 1, 2018 using the modified retrospective approach.  The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

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

			As of
Entity	Date of Ownership	Ownership %	March 31, 2018	December 31, 2017
RP Maximus Cove, L.L.C. (the "Cove Joint Venture")	January 31, 2017	22.50%	$17,404,901	$17,805,871
40 East End Ave. Pref Member LLC ( “40 East End Ave. Joint Venture”)	March 31, 2017	33.30%	13,211,470	12,911,770
Total investments in unconsolidated affiliated real estate entities			$30,616,371	$30,717,641

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

The Cove Joint Venture

On January 31, 2017, the Company, through its wholly owned subsidiary, REIT IV COVE LLC along with LSG Cove LLC, an affiliate of the Company’s Sponsor and a related party, REIT III COVE LLC, a subsidiary of the operating partnership of Lightstone Value Plus Real Estate Investment Trust III, Inc., a real estate investment trust also sponsored by the Company’s Sponsor and a related party and Maximus Cove Investor LLC (“Maximus”), an unrelated third party, completed the acquisition of all of RP Cove, L.L.C’s membership interest in RP Maximus Cove, L.L.C. (the “Cove Joint Venture”) for aggregate consideration of approximately $255.0 million, which consisted of $80.0 million of cash and $175.0 million of proceeds from a loan from a financial institution. The Cove Joint Venture owns and operates The Cove at Tiburon (“the Cove”), a multi-family complex consisting of 281-units, or 289,690 square feet, contained within 32 apartment buildings over 20.1 acres originally constructed in 1967, located in Tiburon, California.

In connection with the acquisition, the Company paid the Advisor an acquisition fee of $0.6 million, equal to 1.0% of the Company’s pro-rata share of the contractual purchase price which is reflected in the Company’s carrying value which is included in investments in unconsolidated affiliated real estate entities on the consolidated balance sheets.

The Company paid approximately $20.0 million for a 22.5% membership interest in the Cove Joint Venture. The Company’s ownership interest in the Cove Joint Venture is a non-managing interest. The Company has determined that the Cove Joint Venture is a variable interest entity and, because it exerts significant influence over but does not control the Cove Joint Venture, the Company accounts for its ownership interest in the Cove Joint Venture in accordance with the equity method of accounting. All capital contributions and distributions of earnings from the Cove Joint Venture are made on a pro rata basis in proportion to each Member’s equity interest percentage. Any distributions in excess of earnings from the Cove Joint Venture are made to the Members pursuant to the terms of the Cove Joint Venture’s operating agreement. An affiliate of Maximus is the asset manager of the Cove and receives certain fees as defined in the Property Management Agreement for the management of the Cove. The Company commenced recording its allocated portion of profit/loss and cash distributions beginning as of January 31, 2017 with respect to its membership interest of 22.5% in the Cove Joint Venture.  During the three months ended March 31, 2018, the Company made additional capital contributions of $0.4 million to the Cove Joint Venture.

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

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

The following table represents the unaudited condensed income statements for the Cove Joint Venture:

(amounts in thousands)	For the Three Months Ended March 31, 2018	For the Period January 31, 2017 (date of investment) through March 31, 2017

Revenue	$3,596	$2,074

Property operating expenses	1,228	633
General and administrative costs	48	126
Depreciation and amortization	2,396	1,584
Operating loss	(76)	(269)

Interest expense and other, net	(2,571)	(1,477)
Net loss	$(2,647)	$(1,746)
Company's share of net loss (22.50%)	$(595)	$(393)
Additional depreciation and amortization expense (1)	(180)	(120)
Company's loss from investment	$(775)	$(513)

The following table represents the unaudited condensed balance sheets for the Cove Joint Venture:

	As of	As of
(amounts in thousands)	March 31, 2018	December 31, 2017

Real estate, at cost (net)	$149,033	$149,727
Cash and restricted cash	2,178	2,538
Other assets	1,667	1,541

Total assets	$152,878	$153,806

Mortgage payable, net	$173,472	$173,534
Other liabilities	2,678	2,830
Members' deficit (1)	(23,272)	(22,558)

Total liabilities and members' deficit	$152,878	$153,806

(1)	Additional depreciation and amortization expense relates to the difference between the Company’s basis in the Cove Joint Venture and the amount of the underlying equity in net assets of the Cove Joint Venture.

40 East End Ave. Joint Venture

On March 31, 2017, the Company entered into a joint venture agreement (the “40 East End Ave. Transaction”) with SAYT Master Holdco LLC, an entity majority-owned and controlled by David Lichtenstein, who also majority owns and controls the Company’s Sponsor, and a related party, (the “40 East End Seller”), providing for the Company to acquire 33.3% of the 40 East End Seller’s approximate 100% membership interest in 40 East End Ave. Pref Member LLC ( “40 East End Ave. Joint Venture”) for aggregate consideration of approximately $10.3 million. The Company subsequently made additional capital contributions aggregating $2.6 million to the 40 East End Ave. Joint Venture during 2017. During the three months ended March 31, 2018, the Company made additional capital contributions of $0.3 million to the 40 East End Ave. Joint Venture.

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

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

The 40 East End Ave. Joint Venture, through affiliates, owns a parcel of land located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City on which it is constructing a luxury residential project consisting of 29 condominium units (the “40 East End Ave. Project”). As of March 31, 2018, the 40 East End Ave. Project was still under development and the 40 East End Ave. Joint Venture had no results of operations.

The following table represents the unaudited condensed balance sheets for the 40 East End Ave. Joint Venture:

	As of	As of
(amounts in thousands)	March 31, 2018	December 31, 2017

Real estate inventory	$103,040	$93,228
Cash and restricted cash	739	765
Other assets	227	227
Total assets	$104,006	$94,220

Mortgage payable, net	$29,835	$20,792
Other liabilities	4,437	4,593
Members' capital	69,734	68,835
Total liabilities and members' capital	$104,006	$94,220

4.	Stockholders’ Equity

Earnings per Share

The Company had no potentially dilutive securities outstanding during the periods presented. Accordingly, earnings per share is calculated by dividing net income/(loss) by the weighted-average number of shares of common stock outstanding during the applicable period.

Distributions

Distribution Declaration

On May 3, 2018, the Board of Directors authorized and the Company declared a distribution for each month during the three-month period ending September 30, 2018. The distributions will be calculated based on shareholders of record at a rate of $0.002191781 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 8.0% annualized rate based on a share price of $10.00 payable on or about the 15th day following each month end to stockholders of record at the close of business on the last day of the prior month.

Distribution Payments

On February 15, 2018, March 15, 2018 and April 14, 2018, the Company paid distributions for the months ended January 31, 2018, February 28, 2018 and March 31, 2018, respectively, totaling $1.7 million. The distributions were paid in cash.

5.	Selling Commissions, Dealer Manager Fees and Other Offering Costs

During the Offering, selling commissions and dealer manager fees were paid to the Dealer Manager pursuant to various agreements that were terminated in connection with the termination of the Offering on March 31, 2017. These selling commissions and dealer manager fees and other third-party offering costs such as registration fees, due diligence fees, marketing costs, and professional fees were accounted for as a reduction against additional paid-in capital as costs are incurred. Organizational costs were expensed as general and administrative costs. During the three months ended March 31, 2017, the Company incurred approximately $2.3 million of selling commissions and deal manager fees and $0.2 million of other offering costs. The Company did not incur any of these costs subsequent to the termination of the Offering.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2018	2017
Acquisition fees (1)	$-	$573,750
Asset management fees (general and administrative costs)	156,243	104,293
Total	$156,243	$678,043

(1)	An acquisition fee of $573,750 was capitalized and is reflected in the carrying value of the Company’s investment in the Cove Joint Venture which is included in unconsolidated affiliated real estate entities on the consolidated balance sheets.

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

On August 30, 2016, the Company and the Moxy Developer further amended the Moxy Transaction so that Company’s total aggregate contributions under the 105-109 W. 28th Street Preferred Investment increased by $17.0 million, to up to $37.0 million.

The Company made an initial contribution of $4.0 million during the fourth quarter of 2015 and additional aggregate contributions of $33.0 million during the year ended December 31, 2016. As of both March 31, 2018 and December 31, 2017, the 105-109 W. 28th Street Preferred Investment had an outstanding balance of $37.0 million, which is classified as an investment in related party on the consolidated balance sheets. The Company funded its contributions using proceeds generated from the Offering and draws under the Subordinated Agreement (see below). During both the three months ended March 31, 2018 and 2017, the Company recorded $1.1 million of investment income related to the 105-109 W. 28th Street Preferred Investment. The Company’s Advisor elected to waive the acquisition fee associated with this transaction.

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

As of both March 31, 2018 and December 31, 2017, an aggregate of approximately $12.6 million of Subordinated Advances had been funded, which along with the related accrued interest of $304,915 and $258,817, respectively, are classified as Subordinated Advances – Related Party, a liability on the consolidated balance sheets. During both the three months ended March 31, 2018 and 2017, the Company accrued $46,098 of interest on the Subordinated Advances.

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

Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and market conditions, competition, tenant or joint venture partner(s) bankruptcies, our lack of operating history, the availability of cash flows from operations to pay distributions, changes in governmental, tax, real estate and zoning laws and regulations, failure to increase tenant occupancy and operating income, rejection of leases by tenants in bankruptcy, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases, the financial stability of various tenants and industries, the failure of the Company to make additional investments in real estate properties, the failure to upgrade our tenant mix, restrictions in current financing arrangements, the failure to fully recover tenant obligations for common area maintenance, insurance, taxes and other property expenses, the failure of the Company to continue to qualify as a real estate investment trust (“REIT”), the failure to refinance debt at favorable terms and conditions, an increase in impairment charges, loss of key personnel, failure to achieve earnings/funds from operations targets or estimates, conflicts of interest with the Advisor and the Sponsor and their affiliates, failure of joint venture relationships, significant costs related to environmental issues as well as other risks listed from time to time in this Form 10-Q, our Form 10-K and in the Company’s other reports filed with the SEC.

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

Lightstone Income Trust has and primarily intends to continue to originate, acquire and manage a diverse portfolio of real estate-related investments. We have and may continue to invest in mezzanine loans, first lien mortgage loans, second lien mortgage loans, bridge loans and preferred equity interests, in each case with a focus on investments intended to finance development or redevelopment opportunities. We may also invest in debt and derivative securities related to real estate assets. We expect that a majority of our investments by value will be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly owned by, our sponsor, the Lightstone Group, LLC (the “Sponsor”), by its affiliates or by real estate investment programs sponsored by it. Although we expect that most of our investments will be of these types, we may make other investments. In fact, we may invest in whatever types of real estate-related investments that we believe are in our best interests.

We sold 20,000 Common Shares to Lightstone Real Estate Income LLC, a Delaware limited liability company (the ‘‘Advisor’’), an entity majority owned by David Lichtenstein, on September 12, 2014, for $10.00 per share. Mr. Lichtenstein also is a majority owner of the equity interests of our Sponsor.

Our registration statement on Form S-11, pursuant to which we offered to sell (the “Offering”) up to 30,000,000 shares of our common stock (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for an initial price of $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment program (the “DRIP”) which were offered at a discounted price equivalent to 95% of the initial price of $10.00 per Common Share) was declared effective by the SEC under the Securities Act of 1933 on February 26, 2015. On June 30, 2016, we adjusted our offering price to $9.14 per Common Share in our Primary offering, which was equal to our estimated net asset value (“NAV”) per Common Share as of March 31, 2016, and effective July 25, 2016, our offering price was adjusted to $10.00 per Common Share in our Primary Offering, which was equal to the estimated NAV per Common Share as of June 30, 2016. Our estimated NAV per Common Share remained unchanged at $10.00 as of both September 30, 2016 and December 31, 2016.

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

On April 21, 2017, our board of directors (the “Board of Directors”) approved the termination of our DRIP effective May 15, 2017. All future distributions will be in the form of cash. In addition, through May 15, 2017 (the termination date of the DRIP), we issued approximately 0.1 million shares of common stock under its DRIP, representing approximately $1.2 million of additional proceeds under the Offering.

Orchard Securities, LLC (the ‘‘Dealer Manager’’) served as the dealer manager of the Offering until their termination on March 31, 2017 as a result of the termination of the Offering.

On March 18, 2016, we and our Sponsor entered into a subordinated unsecured loan agreement (the “Subordinated Agreement”) pursuant to which the Sponsor had committed to make a significant investment in us of up to $36.0 million, which was equivalent to 12.0% of the $300.0 million maximum offering amount of Common Shares under the Offering, which was terminated on March 31, 2017. The outstanding advances under the Subordinated Agreement (the “Subordinated Advances”) accrue interest at a rate of 1.48%, but no interest or outstanding advances are due and payable to the Sponsor until holders of our Common Shares have received liquidation distributions equal to their respective net investments (defined as $10.00 per Common Share) plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments.

Distributions in connection with a liquidation of our company initially will be made to holders of our Common Shares until holders of our Common Shares have received liquidation distributions equal to their respective net investments plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments. Thereafter, only if additional liquidating distributions are available, we will be obligated to repay the outstanding advances under the Subordinated Agreement and accrued interest to the Sponsor, pursuant to the terms of the Subordinated Agreement. In the event that additional liquidation distributions are available after we repay our holders of common stock their respective net investments plus their 8% return on investment and then the outstanding advances under the Subordinated Agreement and accrued interest to our Sponsor: 85.0% of the aggregate amount will be payable to holders of our Common Shares and the remaining 15.0% will be payable to the Sponsor.

As of March 31, 2018 an aggregate of approximately $12.6 million of Subordinated Advances had been funded, which along with the related accrued interest of $304,915, is classified as Subordinated Advances – Related Party, a liability, on the consolidated balance sheets.

In connection with the termination of the Offering, on March 31, 2017, we and the Sponsor terminated the Subordinated Agreement. As a result of the termination, the Sponsor is no longer obligated to make any additional Subordinated Advances to us. Interest will continue to accrue on the aggregate outstanding Subordinated Advances and repayment, if any, of the Subordinated Advances and accrued interest will be made according to the terms of the Subordinated Agreement disclosed above.

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

Portfolio Summary –

Unconsolidated Affiliated Real Estate Entitiy:

Multi - Family Residential	Location	Year Built	Leasable Units	Percentage Occupied as of March 31, 2018	Annualized Revenues based on rents at March 31, 2018	Annualized Revenues per unit at March 31, 2018

The Cove (Multi-Family Complex)	Tiburon, California	1967	281	90%	$14.2 million	$56,205

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2018 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

Through March 31, 2018, we have made three real estate and real estate-related investments. During the fourth quarter of 2015 we made an initial contribution of $4.0 million in our first investment, which we refer to as the 105-109 W. 28th Street Preferred Investment, which was made pursuant to an instrument that entitles us to monthly preferred distributions at a rate of 12% per annum. We subsequently made additional contributions aggregating $33.0 million towards the 105-109 W. 28th Street Preferred Investment during the year ended December 31, 2016. As a result, the outstanding balance of our 105-109 W. 28th Street Preferred Investment, which is fully funded, was $37.0 million as of both March 31, 2018 and December 31, 2017. On January 21, 2017, we made our second investment when we acquired a 22.5% membership in the Cove Joint Venture and on March 31, 2017, we made our third investment when we acquired an approximate 33.3% interest in 40 East End Ave. Pref Member LLC (“40 East End Ave. Joint Venture”). We account for our ownership interests in the Cove Joint Venture and 40 East End Ave. Joint Venture under the equity method of accounting. Our ownership interests in the Cove Joint Venture and the 40 East End Ave. Joint Venture are classified on our consolidated balance sheets in investments in unconsolidated affiliated real estate entities.

The operating results of our investments, if any, are reflected in our consolidated statements of operations commencing from their respective dates of acquisition. The Cove Joint Venture owns and operates the Cove, a 281-unit, luxury waterfront multifamily rental property located in Tiburon, California. The 40 East End Ave. Joint Venture, through affiliates, owns a parcel of land located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York, New York, on which it is constructing a luxury residential project consisting of 29 condominium units (the “40 East End Ave. Project”). As of and for all periods through March 31, 2018, the 40 East End Ave. Project was under development, therefore, the 40 East End Ave. Joint Venture had no results of operations.

See Note 3 and Note 6 of the Notes to Consolidated Financial Statements for additional information on our investments.

For the Three Months Ended March 31, 2018 vs. March 31, 2017

 Investment income

Investment income, which was attributable to the 105-109 W. 28th Street Preferred Investment, was $1.1 million for both the three months ended March 31, 2018 and 2017.

Loss from investment in unconsolidated affiliated real estate entity

Our loss from investment in unconsolidated affiliated real estate entity during the three months ended March 31, 2018 was $0.8 million compared to $0.5 million for the same period in 2017. Our loss from investment in unconsolidated affiliated real estate entity is attributable to our ownership interest in the Cove Joint Venture. Commencing on January 31, 2017, which was the date that we acquired our interest, we have accounted for our ownership interest in the Cove Joint Venture under the equity method of accounting.

General and administrative expenses

General and administrative expense increased by $60,155 to $314,617 during the three months ended March 31, 2018 compared to $254,462 for the same period in 2017. The increase primarily reflects an increase in the asset management fees payable to our Advisor during the 2018 period resulting from our investment activities.

Interest expense

Interest expense, which was attributable to the Subordinated Advances – Related Party, was $46,098 for both the three months ended March 31, 2018 and 2017.

Financial Condition, Liquidity and Capital Resources

For the three months ended March 31, 2018 our primary source of funds was approximately $0.8 million of cash flows from operations.

Our future source of funds will primarily consist of cash flows from our operations. We currently believe that these cash resources together with our available cash on hand will be sufficient to satisfy our cash requirements (primarily operating expenses and distributions) for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

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

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor. During our organization and offering stage, we made payments to the Dealer Manager for selling commissions and dealer manager fees. During this stage, we also made payments to our Advisor for reimbursement of certain other organization and offering expenses.

During our Offering, selling commissions and dealer manager fees were paid to the Dealer Manager or soliciting dealers, as applicable, pursuant to various agreements, and other third-party offering costs such as registration fees, due diligence fees, marketing costs, and professional fees were accounted for as a reduction against additional paid-in capital as costs were incurred. Any organizational costs were accounted for as general and administrative costs. During the three months ended March 31, 2017, we incurred approximately $2.3 million of selling commissions and deal manager fees and $0.2 million of other offering costs. We did not incur any of these costs subsequent to the termination of the Offering.

From our inception through March 31, 2017 (the termination date of the Offering), we incurred approximately $7.6 million in selling commissions and dealer manager fees and $3.2 million of other offering costs in connection with the public offering of shares of our common stock.

We have agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2018	2017
Acquisition fees (1)	$-	$573,750
Asset management fees (general and administrative costs)	156,243	104,293
Total	$156,243	$678,043

(1)	An acquisition fee of $573,750 was capitalized and is reflected in the carrying value of our investment in the Cove Joint Venture which is included in unconsolidated affiliated real estate entities on the consolidated balance sheets.

The advisory agreement has a one-year term and is renewable for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our independent directors. During our acquisition and development stage, payments include asset acquisition fees and financing coordination fees, and the reimbursement of acquisition-related expenses to our Advisor. During our operational stage, we pay our Advisor an asset management fee or asset management participation or construction management fees. We also reimburse our Advisor and its affiliates for actual expenses it incurs for administrative and other services provided for us. Upon the liquidation of assets, we may pay our Advisor or its affiliates a real estate disposition commission.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017

Cash flows provided by operating activities	$751,710	$1,196,159
Cash flows used in investing activities	(673,837)	(23,699,798)
Cash flows (used in)/provided by financing activities	(3,043,876)	20,491,859
Net change in cash and cash equivalents	(2,966,003)	(2,011,780)
Cash and cash equivalents, beginning of the year	14,064,001	21,874,240
Cash and cash equivalents, end of the period	$11,097,998	$19,862,460

Our principal sources of cash flow were derived from operating cash flows provided by our investments. In the future, we expect that cash available on hand and earnings from our investments will provide us with sufficient resources to fund our operating expenses, any scheduled debt service and any monthly distributions authorized by the Board of Directors.

Our principal demands for liquidity currently are expected to be acquisition and development activities, including contributions to our investments in unconsolidated affiliated real estate entities. The principal sources of funding for our operations are currently expected to be available cash on hand and operating cash flows.

Operating activities

The net cash provided by operating activities of $0.8 million during the 2018 period primarily related to our net loss of $26 adjusted by adding back our loss from investment in unconsolidated affiliated real estate entities of $0.8 million.

Investing activities

The cash used in investing activities of $0.7 million during the 2018 period consisted of capital contributions to our investments in unconsolidated affiliated real estate entities.

Financing activities

The net cash used by financing activities of $3.0 million during the 2018 period principally consists of distributions of $1.7 million to common stockholders and redemptions and cancellation of common stock of $1.3 million.

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

DRIP and Share Repurchase Program

Our DRIP provided our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. Our Offering provided for 10.0 million shares available for issuance under our DRIP which were offered at a discounted price equivalent to 95% of our Primary Offering price per Common Share. Through May 15, 2017 (the termination date of the DRIP), 128,554 shares of common stock had been issued under our DRIP.

On April 21, 2017, our Board of Directors approved the termination of our DRIP effective May 15, 2017. All future distributions will be in the form of cash.

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our date of inception through December 31, 2017, we repurchased 39,034 shares of common stock pursuant to our share repurchase program at an average price per share of $9.73 per share. For the three months ended March 31, 2018, we repurchased 139,294 shares of common stock pursuant to our share repurchase program at an average price per share of $9.29 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP (prior to its termination) and available cash on hand.

The Board of Directors reserves the right to terminate our share repurchase program without cause by providing written notice of termination of the share repurchase program to all stockholders.

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

	For the Three Months Ended March 31,
	2018	2017
Net (loss)/income	$(25,822)	$296,733
FFO adjustments:
Adjustments to equity earnings from unconsolidated affiliated real estate entities, net	718,841	476,101
FFO	693,019	772,834
MFFO adjustments:

Other adjustments:
Acquisition and other transaction related costs expensed	-	-
MFFO	693,019	772,834
Straight-line rent(1)	-	-
MFFO - IPA recommended format	$693,019	$772,834

Net (loss)/income	$(25,822)	$296,733
Less: net income attributable to noncontrolling interests	-	-
Net (loss)/income applicable to Company's common shares	$(25,822)	$296,733
Net (loss)/income per common share, basic and diluted	$(0.00)	$0.04

FFO	$693,019	$772,834
Less: FFO attributable to noncontrolling interests	-	-
FFO attributable to Company's common shares	$693,019	$772,834
FFO per common share, basic and diluted	$0.08	$0.10

MFFO - IPA recommended format	$693,019	$772,834
Less: MFFO attributable to noncontrolling interests	-	-
MFFO attributable to Company's common shares	$693,019	$772,834

Weighted average number of common shares outstanding, basic and diluted	8,871,778	7,423,637

(1)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

Distribution Payments

On February 15, 2018, March 15, 2018 and April 16, 2018, the Company paid distributions for the months ended January 31, 2018, February 28, 2018 and March 31, 2018, respectively, totaling $1.7 million. The distributions were paid in cash.

The table below presents our cumulative FFO and distributions declared:

For the period September 9, 2014
(date of inception) through
March 31, 2018

FFO	$5,162,603
Distributions declared	$11,078,171

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Real Estate Income Trust Inc. on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Date: May 15, 2018	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2018	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

