Form 10-Q
period 2018-06-30
Lightstone Real Estate Income Trust Inc.
filed 2018-08-14
CIK 1619312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes  ☐  No ☑

As of August 1, 2018, there were 8.7 million outstanding shares of common stock of Lightstone Real Estate Income Trust Inc.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets

Investment in related party	$37,000,000	$37,000,000
Investments in unconsolidated affiliated real estate entities	30,979,343	30,717,641
Cash	8,524,887	14,064,001
Deposit and other assets	47,863	8,878

Total Assets	$76,552,093	$81,790,520

Liabilities and Stockholders' Equity

Accounts payable and other accrued expenses	$59,138	$56,104
Due to related parties	54,000	54,882
Distributions payable	572,981	606,897
Subordinated advances - related party	12,983,539	12,890,830

Total liabilities	13,669,658	13,608,713

Commitments and Contingencies

Stockholders' Equity:

Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized, 8,734,093 and 8,952,132 shares issued and outstanding, respectively	87,341	89,521
Additional paid-in-capital	73,557,777	75,586,926
Accumulated deficit	(10,762,684)	(7,494,640)
Total Stockholders' Equity	62,882,434	68,181,807

Total Liabilities and Stockholders' Equity	$76,552,092	$81,790,520

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Income:
Investment income	$1,122,333	$1,122,333	$2,232,333	$2,232,333
Loss from investment in unconsolidated affiliated real estate entity	(551,428)	(813,170)	(1,326,535)	(1,325,877)

Total income	570,905	309,163	905,798	906,456

Expenses:
General and administrative costs	288,119	246,574	602,736	501,036
Interest expense	46,611	46,611	92,709	92,709

Total expenses	334,730	293,185	695,445	593,745

Net income	$236,175	$15,978	$210,353	$312,711

Net income per common share, basic and diluted	$0.03	$-	$0.02	$0.04

Weighted average number of common shares outstanding, basic and diluted	8,759,662	8,957,184	8,815,410	8,194,647

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common		Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

BALANCE, December 31, 2017	8,952,132	$89,521	$75,586,926	$(7,494,640)	$68,181,807

Net income	-	-	-	210,353	210,353
Distributions declared	-	-	-	(3,478,397)	(3,478,397)
Redemption and cancellation of shares	(218,039)	(2,180)	(2,029,149)	-	(2,031,329)

BALANCE, June 30, 2018	8,734,093	$87,341	$73,557,777	$(10,762,684)	$62,882,434

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$210,353	$312,711
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from investment in unconsolidated affiliated real estate entity	1,326,535	1,325,877
Changes in assets and liabilities:
(Increase)/decrease in other assets	(38,985)	94,748
Increase in accounts payable and other accrued expenses	3,035	10,686
Increase in accrued interest on subordinated advances - related party	92,709	92,709
(Decrease)/increase in due to related parties	(882)	84,840
Net cash provided by operating activities	1,592,765	1,921,571

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in unconsolidated affiliated real estate entities	(1,588,237)	(26,835,160)

Cash used in investing activities	(1,588,237)	(26,835,160)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	25,164,695
Payment of commissions and offering costs	-	(2,447,606)
Redemption and cancellation of common stock	(2,031,329)	(116,580)
Distributions paid to Company's common stockholders	(3,512,313)	(2,409,542)

Net cash (used in)/provided by financing activities	(5,543,642)	20,190,967

Net change in cash	(5,539,114)	(4,722,622)
Cash, beginning of year	14,064,001	21,874,240

Cash, end of period	$8,524,887	$17,151,618

Supplemental disclosure of cash flow information:
Distributions declared, but not paid	$572,981	$587,859
Commissions and other offering costs accrued but not paid	$-	$127,515
Value of shares issued from distribution reinvestment program	$-	$658,652
Application of deposit to acquisition of investment property	$-	$5,687,250

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

The Company has and expects it will continue to seek to originate, acquire and manage a diverse portfolio of real estate and real estate -related investments. The Company may invest in mezzanine loans, first lien mortgage loans, second lien mortgage loans, bridge loans and preferred equity interests, in each case with a focus on investments intended to finance development or redevelopment opportunities. The Company may also invest in debt and derivative securities related to real estate assets. The Company expects that a majority of its investments by value will be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly owned by, the Sponsor, by its affiliates or by real estate investment programs sponsored by it. Although the Company expects that most of its investments will be of these types, it may make other investments. In fact, it may invest in whatever types of real estate-related investments that it believes are in its best interests.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2018, the Company adopted guidance issued by the FASB that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  The new guidance requires companies to apply a five-step model in accounting for revenue arising from contracts with customers, as well as enhance disclosures regarding revenue recognition.  Lease contracts are excluded from this revenue recognition criteria; however, the sale of real estate is required to follow the new model. The Company has adopted this standard for the year beginning on January 1, 2018 using the modified retrospective approach.  The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

3.	Investments in Unconsolidated Affiliated Real Estate Entities

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control, and is not considered to be the primary beneficiary of the Cove Joint Venture. A summary of the Company’s investments in the unconsolidated affiliated real estate entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	June 30, 2018	December 31, 2017

RP Maximus Cove, L.L.C. (the "Cove Joint Venture")	January 31, 2017	22.50%	$17,502,476	$17,805,871
40 East End Ave. Pref Member LLC ( “40 East End Ave. Joint Venture”)	March 31, 2017	33.30%	13,476,867	12,911,770
Total investments in unconsolidated affiliated real estate entities			$30,979,343	$30,717,641

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

The Cove Joint Venture

On January 31, 2017, the Company, through its wholly owned subsidiary, REIT IV COVE LLC along with LSG Cove LLC, an affiliate of the Company’s Sponsor and a related party, REIT III COVE LLC, a subsidiary of the operating partnership of Lightstone Value Plus Real Estate Investment Trust III, Inc., a real estate investment trust also sponsored by the Company’s Sponsor and a related party and Maximus Cove Investor LLC (“Maximus”), an unrelated third party, completed the acquisition of all of RP Cove, L.L.C’s membership interest in RP Maximus Cove, L.L.C. (the “Cove Joint Venture”) for aggregate consideration of approximately $255.0 million, which consisted of $80.0 million of cash and $175.0 million of proceeds from a loan from a financial institution. The Cove Joint Venture owns and operates The Cove at Tiburon (the “Cove”), a multi-family complex consisting of 281-units, or 289,690 square feet, contained within 32 apartment buildings over 20.1 acres originally constructed in 1967, located in Tiburon, California.

In connection with the acquisition, the Company paid the Advisor an acquisition fee of $0.6 million, equal to 1.0% of the Company’s pro-rata share of the contractual purchase price which is reflected in the Company’s carrying value which is included in investments in unconsolidated affiliated real estate entities on the consolidated balance sheets.

The Company paid approximately $20.0 million for a 22.5% membership interest in the Cove Joint Venture. The Company’s ownership interest in the Cove Joint Venture is a non-managing interest. The Company has determined that the Cove Joint Venture is a variable interest entity but the Company is not the primary beneficiary. The Company accounts for its ownership interest in the Cove Joint Venture in accordance with the equity method of accounting because it exerts significant influence over but does not control the Cove Joint Venture. All capital contributions and distributions of earnings from the Cove Joint Venture are made on a pro rata basis in proportion to each Member’s equity interest percentage. Any distributions in excess of earnings from the Cove Joint Venture are made to the Members pursuant to the terms of the Cove Joint Venture’s operating agreement. An affiliate of Maximus is the asset manager of the Cove and receives certain fees as defined in the Property Management Agreement for the management of the Cove. The Company commenced recording its allocated portion of profit/loss and cash distributions beginning as of January 31, 2017 with respect to its membership interest of 22.5% in the Cove Joint Venture.  During the six months ended June 30, 2018, the Company made additional capital contributions of $1.0 million to the Cove Joint Venture.

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

Starting in 2013, the Cove has been undergoing an extensive refurbishment which is substantially completed. The Members used the remaining proceeds from the Loan and have invested additional capital as necessary to complete the refurbishment. The Guarantor has provided an additional guarantee of up to approximately $13.4 million (the “Refurbishment Guarantee”) to provide any necessary funds to complete the remaining renovations as defined in the Loan. The Members have agreed to reimburse the Guarantor for any balance that may become due under the Refurbishment Guarantee, of which the Company’s share is up to approximately $3.3 million.

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

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

The following table represents the unaudited condensed income statements for the Cove Joint Venture:

(amounts in thousands)	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2018	For the Period January 31, 2017 (date of investment) through June 30, 2017
Revenues	$3,638	$3,127	$7,233	$5,201

Property operating expenses	1,193	1,268	2,421	1,901
General and administrative costs	48	16	95	142
Depreciation and amortization	2,398	2,381	4,794	3,964

Operating loss	(1)	(538)	(77)	(806)

Interest expense and other, net	(2,741)	(2,278)	(5,311)	(3,756)
Net loss	$(2,742)	$(2,816)	$(5,388)	$(4,562)
Company's share of net loss (22.50%)	$(617)	$(633)	$(1,213)	$(1,027)
Adjustment to depreciation and amortization expense (1)	103	(180)	(76)	(299)
Company's loss from investment	$(514)	$(813)	$(1,289)	$(1,326)

The following table represents the unaudited condensed balance sheets for the Cove Joint Venture:

	As of	As of
(amounts in thousands)	June 30, 2018	December 31, 2017

Real estate, at cost (net)	$150,360	$149,727
Cash and restricted cash	1,369	2,538
Other assets	1,815	1,541
Total assets	$153,544	$153,806

Mortgage payable, net	$173,681	$173,534
Other liabilities	3,159	2,830
Members' deficit (1)	(23,296)	(22,558)
Total liabilities and members' deficit	$153,544	$153,806

(1)	The adjustment to depreciation and amortization expense relates to the difference between the Company’s basis in the Cove Joint Venture and the amount of the underlying equity in net assets of the Cove Joint Venture.

During the second quarter of 2018, the Company noted that the adjustment to the depreciation and amortization expense of the Cove Joint Venture was overstated in the first quarter of 2018 by approximately $0.1million, resulting in an understatement of the investment in the Cove Joint Venture and an overstatement of the net loss in the first quarter of 2018 for that amount. This misstatement was corrected in the second quarter of 2018 resulting in the overstatement of net income for the quarter of the same $0.1 million. This correction had no impact on the results of operations for the six months ended June 30, 2018 or the balance sheet as of June 30, 2018.

40 East End Ave. Joint Venture

On March 31, 2017, the Company entered into a joint venture agreement (the “40 East End Ave. Transaction”) with SAYT Master Holdco LLC, an entity majority-owned and controlled by David Lichtenstein, who also majority owns and controls the Company’s Sponsor, and a related party, (the “40 East End Seller”), providing for the Company to acquire 33.3% of the 40 East End Seller’s approximate 100% membership interest in 40 East End Ave. Pref Member LLC ( “40 East End Ave. Joint Venture”) for aggregate consideration of approximately $10.3 million. The Company subsequently made additional capital contributions aggregating $2.6 million to the 40 East End Ave. Joint Venture during 2017. During the six months ended June 30, 2018, the Company made additional capital contributions of $0.6 million to the 40 East End Ave. Joint Venture.

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

The 40 East End Ave. Joint Venture, through affiliates, owns a parcel of land located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City on which it is constructing a luxury residential project consisting of 29 condominium units (the “40 East End Ave. Project”). As of June 30, 2018, the 40 East End Ave. Project was still under development but incurred certain costs related to an off-site sales office which opened in May 2018.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

The following table represents the unaudited condensed income statements for the 40 East End Ave. Joint Venture:

(amounts in thousands)	For the Three Months June 30, 2018	For the Three Months June 30, 2017	For the Six Months Ended June 30, 2018	For the Period March 31, 2017 (date of investment) through June 30, 2017
Property operating expenses	$14	$-	$14	$-
Depreciation and amortization	99	-	99	-
Net loss	$(113)	$-	$(113)	$-
Company's share of net loss (33.3%)	$(38)	$-	$(38)	$-

The following table represents the unaudited condensed balance sheets for the 40 East End Ave. Joint Venture:

	As of	As of
(amounts in thousands)	June 30, 2018	December 31, 2017

Real estate inventory	$110,462	$93,228
Cash and restricted cash	781	765
Other assets	228	227
Total assets	$111,471	$94,220

Mortgage payable, net	$37,240	$20,792
Other liabilities	3,699	4,593
Members' capital	70,532	68,835
Total liabilities and members' capital	$111,471	$94,220

4.	Stockholders’ Equity

Earnings per Share

The Company had no potentially dilutive securities outstanding during the periods presented. Accordingly, earnings per share is calculated by dividing net loss/(income) by the weighted-average number of shares of common stock outstanding during the applicable period.

Distributions

Distribution Declaration

On August 7, 2018, the Board of Directors authorized and the Company declared a distribution for each month during the three-month period ending September 30, 2018. The distributions will be calculated based on shareholders of record at a rate of $0.002191781 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 8.0% annualized rate based on a share price of $10.00 payable on or about the 15th day following each month end to stockholders of record at the close of business on the last day of the prior month.

Distribution Payments

On May 15, 2018, June 15, 2018 and July 16, 2018, the Company paid distributions for the months ended April 30, 2018, May 31, 2018 and June 30, 2018, respectively, totaling $1.7 million. The distributions were paid in cash.

5.	Selling Commissions, Dealer Manager Fees and Other Offering Costs

In connection with the Offering, selling commissions and dealer manager fees were paid to the Dealer Manager pursuant to various agreements that were terminated in connection with the termination of the Offering on March 31, 2017. These selling commissions and dealer manager fees and other third-party offering costs such as registration fees, due diligence fees, marketing costs, and professional fees were accounted for as a reduction against additional paid-in capital as costs were incurred. Organizational costs were expensed as general and administrative costs. During the three months ended March 31, 2017, the Company incurred approximately $2.3 million of selling commissions and deal manager fees and $0.2 million of other offering costs. The Company has not incurred any of these costs subsequent to the termination of the Offering.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Acquisition fees(1)	$-	$-	$-	$573,750
Asset management fees (general and administrative costs)	156,622	157,514	312,864	261,807
Total	$156,622	$157,514	$312,864	$835,557

(1)	An acquisition fee of $573,750 paid to our Advisor in connection with the acquisition of our investment in the Cove Joint Venture during the first quarter of 2017 was capitalized and is reflected in the carrying value of the Company’s investment in the Cove Joint Venture which is included in unconsolidated affiliated real estate entities on the consolidated balance sheets.

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

The Company made an initial contribution of $4.0 million during the fourth quarter of 2015 and additional aggregate contributions of $33.0 million during the year ended December 31, 2016. As of both June 30, 2018 and December 31, 2017, the 105-109 W. 28th Street Preferred Investment had an outstanding balance of $37.0 million, which is classified as an investment in related party on the consolidated balance sheets. The Company funded its contributions using proceeds generated from the Offering and draws under the Subordinated Agreement (see below). During both the three and six months ended June 30, 2018 and 2017, the Company recorded $1.1 million and $2.2 million of investment income related to the 105-109 W. 28th Street Preferred Investment. The Company’s Advisor elected to waive the acquisition fee associated with this transaction.

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

As of both June 30, 2018 and December 31, 2017, an aggregate of approximately $12.6 million of Subordinated Advances had been funded, which along with the related accrued interest of $351,526 and $258,817, respectively, are classified as Subordinated Advances – Related Party, a liability on the consolidated balance sheets. During both the three and six months ended June 30, 2018 and 2017, the Company accrued $46,611 and $92,709 of interest on the Subordinated Advances.

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

As of June 30, 2018, an aggregate of approximately $12.6 million of Subordinated Advances had been funded, which along with the related accrued interest of approximately $0.4 million, is classified as Subordinated Advances – Related Party, a liability, on the consolidated balance sheets.

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

Current Environment

Our operating results as well as our investment opportunities are impacted by the health of the North American economy.  Our business and financial performance may be adversely affected by current and future economic conditions, such as availability of credit, financial markets volatility, and recession.

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

Operating Portfolio Summary –

Unconsolidated Affiliated Real Estate Entitiy:

Multi - Family Residential	Location	Year Built	Leasable Units	Percentage Occupied as of June 30, 2018	Annualized Revenues based on rents at June 30, 2018	Annualized Revenues per unit at June 30, 2018
The Cove (Multi-Family Complex)	Tiburon, California	1967	281	92%	$14.5 million	$56,158

Critical Accounting Policies and Estimates

There were no material changes during the three months ended June 30, 2018 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

Through June 30, 2018, we have made three real estate and real estate-related investments. During the fourth quarter of 2015 we made an initial contribution of $4.0 million in our first investment, which we refer to as the 105-109 W. 28th Street Preferred Investment, which was made pursuant to an instrument that entitles us to monthly preferred distributions at a rate of 12% per annum. We subsequently made additional contributions aggregating $33.0 million towards the 105-109 W. 28th Street Preferred Investment during the year ended December 31, 2016. As a result, the outstanding balance of our 105-109 W. 28th Street Preferred Investment, which is fully funded, was $37.0 million as of both June 30, 2018 and December 31, 2017. On January 31, 2017, we made our second investment when we acquired a 22.5% membership in the Cove Joint Venture and on March 31, 2017, we made our third investment when we acquired an approximate 33.3% interest in 40 East End Ave. Pref Member LLC (“40 East End Ave. Joint Venture”). We account for our ownership interests in the Cove Joint Venture and 40 East End Ave. Joint Venture under the equity method of accounting. Our ownership interests in the Cove Joint Venture and the 40 East End Ave. Joint Venture are classified on our consolidated balance sheets in investments in unconsolidated affiliated real estate entities.

The operating results of our investments, if any, are reflected in our consolidated statements of operations commencing from their respective dates of acquisition. The Cove Joint Venture owns and operates the Cove, a 281-unit, luxury waterfront multifamily rental property located in Tiburon, California. The 40 East End Ave. Joint Venture, through affiliates, owns a parcel of land located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York, New York, on which it is constructing a luxury residential project consisting of 29 condominium units (the “40 East End Ave. Project”). As of and for all periods through June 30, 2018, the 40 East End Ave. Project was still under development but incurred certain costs related to an off-site sales office which opened during May 2018.

See Note 3 and Note 6 of the Notes to Consolidated Financial Statements for additional information on our investments.

For the Three Months Ended June 30, 2018 vs. June 30, 2017

Investment income

Investment income, which is attributable to the 105-109 W. 28th Street Preferred Investment, was $1.1 million for both the three months ended June 30, 2018 and 2017.

Loss from investment in unconsolidated affiliated real estate entities

Our loss from investment in unconsolidated affiliated real estate entities during the three months ended June 30, 2018 was $0.6 million compared to $0.8 million for the same period in 2017. Our loss from investment in unconsolidated affiliated real estate entities is primarily attributable to our ownership interest in the Cove Joint Venture. Commencing on January 31, 2017, which was the date that we acquired our interest, we have accounted for our ownership interest in the Cove Joint Venture under the equity method of accounting.

General and administrative expenses

General and administrative expense increased by $41,545 to $288,119 during the three months ended June 30, 2018 compared to $246,574 for the same period in 2017. The increase primarily reflects an increase in professional fees.

Interest expense

Interest expense, which is attributable to the Subordinated Advances – Related Party, was $46,611 for both the three months ended June 30, 2018 and 2017.

For the Six Months Ended June 30, 2018 vs. June 30, 2017

Investment income

Investment income, which is attributable to the 105-109 W. 28th Street Preferred Investment, was $2.2 million for both the six months ended June 30, 2018 and 2017.

Loss from investment in unconsolidated affiliated real estate entities

Our loss from investment in unconsolidated affiliated real estate entities was $1.3 million for both the three months ended June 30, 2018 and 2017. Our loss from investment in unconsolidated affiliated real estate entities is primarily attributable to our ownership interest in the Cove Joint Venture. Commencing on January 31, 2017, which was the date that we acquired our interest, we have accounted for our ownership interest in the Cove Joint Venture under the equity method of accounting.

General and administrative expenses

General and administrative expense increased by $101,700 to $602,736 during the six months ended June 30, 2018 compared to $501,036 for the same period in 2017. The increase primarily reflects an increase in the asset management fees payable to our Advisor during the 2018 period resulting from our investment activities.

Interest expense

Interest expense, which is attributable to the Subordinated Advances – Related Party, was $92,709 for both the six months ended June 30, 2018 and 2017.

Financial Condition, Liquidity and Capital Resources

For the six months ended June 30, 2018 our primary source of funds was approximately $1.6 million of cash flows from operations.

Our future source of funds are expected to primarily consist of (i) cash flows from our operations; principally comprised of investment income from our 105-109 W. 28th Street Preferred Investment and distributions from our investments in unconsolidated affiliated real estate entities and (ii) proceeds from the redemption of our 105-109 W. 28th Street Preferred Investment. We currently believe that these cash resources together with our available cash on hand will be sufficient to satisfy our cash requirements (primarily operating expenses and distributions, if any) for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

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

Starting in 2013, the Cove has been undergoing an extensive refurbishment which is substantially completed. The Members used the remaining proceeds from the Loan and invested additional capital as necessary to complete the refurbishment. The Guarantor has provided an additional guarantee of up to approximately $13.4 million (the “Refurbishment Guarantee”) to provide any necessary funds to complete the remaining renovations as defined in the Loan. The Members have agreed to reimburse the Guarantor for any balance that may become due under the Refurbishment Guarantee, of which the Company’s share is up to approximately $3.3 million.

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

In connection with our Offering, selling commissions and dealer manager fees were paid to the Dealer Manager or soliciting dealers, as applicable, pursuant to various agreements, and other third-party offering costs such as registration fees, due diligence fees, marketing costs, and professional fees were accounted for as a reduction against additional paid-in capital as costs were incurred. Any organizational costs were accounted for as general and administrative costs. During the three months ended March 31, 2017, we incurred approximately $2.3 million of selling commissions and deal manager fees and $0.2 million of other offering costs. We did not incur any of these costs subsequent to the termination of the Offering.

From our inception through March 31, 2017 (the termination date of the Offering), we incurred approximately $7.6 million in selling commissions and dealer manager fees and $3.2 million of other offering costs in connection with the public offering of shares of our common stock.

We have agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Acquisition fees(1)	$-	$-	$-	$573,750
Asset management fees (general and administrative costs)	156,622	157,514	312,864	261,807
Total	$156,622	$157,514	$312,864	$835,557

(1)	An acquisition fee of $573,750 paid to our Advisor in connection with the acquisition of our investment in the Cove Joint Venture during the first quarter of 2017 was capitalized and is reflected in the carrying value of our investment in the Cove Joint Venture which is included in unconsolidated affiliated real estate entities on the consolidated balance sheets.

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

Summary of Cash Flows

The following summary discussion of our cash flows is based on the statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017

Cash flows provided by operating activities	$1,592,765	$1,921,571
Cash flows used in investing activities	(1,588,237)	(26,835,160)
Cash flows (used in)/provided by financing activities	(5,543,642)	20,190,967
Net change in cash and cash equivalents	(5,539,114)	(4,722,622)
Cash and cash equivalents, beginning of the year	14,064,001	21,874,240
Cash and cash equivalents, end of the period	$8,524,887	$17,151,618

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

Operating activities

The net cash provided by operating activities of $1.6 million during the 2018 period primarily related to our net loss of $210 adjusted by adding back our loss from investment in unconsolidated affiliated real estate entities of $1.3 million.

Investing activities

The cash used in investing activities of $1.6 million during the 2018 period consisted of capital contributions to our investments in unconsolidated affiliated real estate entities.

Financing activities

The net cash used by financing activities of $5.5 million during the 2018 period principally consists of distributions of $3.5 million to common stockholders and redemptions and cancellation of common stock of $2.0 million.

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

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our date of inception through December 31, 2017, we repurchased 39,034 shares of common stock pursuant to our share repurchase program at an average price per share of $9.73 per share. For the six months ended June 30, 2018, we repurchased 218,039 shares of common stock pursuant to our share repurchase program at an average price per share of $9.32 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP (prior to its termination) and available cash on hand.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$236,175	$15,978	$210,353	$312,711
FFO adjustments:
Adjustments to equity earnings from unconsolidated affiliated real estate entities, net	469,282	715,336	1,188,123	1,191,437
FFO	705,457	731,314	1,398,476	1,504,148
MFFO adjustments:
Other adjustments:
Acquisition and other transaction related costs expensed	-	-	-	-
MFFO	705,457	731,314	1,398,476	1,504,148
Straight-line rent(1)	-	-	-	-
MFFO - IPA recommended format	$705,457	$731,314	$1,398,476	$1,504,148

Net income	$236,175	$15,978	$210,353	$312,711
Less: net income attributable to noncontrolling interests	-	-	-	-
Net income applicable to Company's common shares	$236,175	$15,978	$210,353	$312,711
Net income per common share, basic and diluted	$0.03	0.00	$0.02	$0.04

FFO	$705,457	$731,314	$1,398,476	$1,504,148
Less: FFO attributable to noncontrolling interests	-	-	-	-
FFO attributable to Company's common shares	$705,457	$731,314	$1,398,476	$1,504,148
FFO per common share, basic and diluted	$0.08	$0.08	$0.16	$0.18

MFFO - IPA recommended format	$705,457	$731,314	$1,398,476	$1,504,148
Less: MFFO attributable to noncontrolling interests	-	-	-	-
MFFO attributable to Company's common shares	$705,457	$731,314	$1,398,476	$1,504,148

Weighted average number of common shares outstanding, basic and diluted	8,759,662	8,957,184	8,815,410	8,194,647

(1)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

Distribution Payments

On May 15, 2018, June 15, 2018 and July 16, 2018, the Company paid distributions for the months ended April 30, 2018, May 31, 2018 and June 30, 2018, respectively, totaling $1.7 million. The distributions were paid in cash.

The table below presents our cumulative FFO and distributions declared:

For the period September 9, 2014
(date of inception) through
June 30, 2018

FFO	$5,868,060
Distributions declared	$12,816,718

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

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, management, including our chief executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of the evaluation, our chief executive officer and principal financial officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Real Estate Income Trust Inc. on Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on August 14, 2018, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Date: August 14, 2018	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

