Form 10-Q
period 2018-09-30
Lightstone Real Estate Income Trust Inc.
filed 2018-11-14
CIK 1619312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes   ☑     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ☑     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No ☑

As of November 1, 2018, there were 8.7 million outstanding shares of common stock of Lightstone Real Estate Income Trust Inc.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets

Investment in related party	$37,000,000	$37,000,000
Investments in unconsolidated affiliated real estate entities	30,986,426	30,717,641
Cash	5,945,315	14,064,001
Due from related parties	370,000	-
Other assets	30,613	8,878

Total Assets	$74,332,354	$81,790,520

Liabilities and Stockholders' Equity

Accounts payable and other accrued expenses	$47,999	$56,104
Due to related parties	53,157	54,882
Distributions payable	570,238	606,897
Subordinated advances - related party	13,030,661	12,890,830

Total liabilities	13,702,055	13,608,713

Commitments and Contingencies

Stockholders' Equity:

Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized, 8,692,379 and 8,952,132 shares issued and outstanding, respectively	86,924	89,521
Additional paid-in-capital	73,159,798	75,586,926
Accumulated deficit	(12,616,423)	(7,494,640)
Total Stockholders' Equity	60,630,299	68,181,807
Total Liabilities and Stockholders' Equity	$74,332,354	$81,790,520

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Income:
Investment income	$1,134,667	$1,134,667	$3,367,000	$3,367,000
Loss from investments in unconsolidated affiliated real estate entities	(933,878)	(741,002)	(2,260,413)	(2,066,879)

Total income	200,789	393,665	1,106,587	1,300,121

Expenses:
General and administrative costs	258,220	265,960	860,956	766,996
Interest expense	47,122	47,122	139,831	139,831

Total expenses	305,342	313,082	1,000,787	906,827

Net (loss)/income	$(104,553)	$80,583	$105,800	$393,294

Net (loss)/income per common share, basic and diluted	$(0.01)	$0.01	$0.01	$0.05

Weighted average number of common shares outstanding, basic and diluted	8,703,425	8,955,440	8,777,672	8,451,031

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common		Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

BALANCE, December 31, 2017	8,952,132	$89,521	$75,586,926	$(7,494,640)	$68,181,807

Net income	-	-	-	105,800	105,800
Distributions declared	-	-	-	(5,227,583)	(5,227,583)
Redemption and cancellation of shares	(259,753)	(2,597)	(2,427,128)	-	(2,429,725)

BALANCE, September 30, 2018	8,692,379	$86,924	$73,159,798	$(12,616,423)	$60,630,299

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$105,800	$393,294
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from investments in unconsolidated affiliated real estate entities	2,260,413	2,066,879
Changes in assets and liabilities:
(Increase)/decrease in other assets	(21,735)	106,196
Decrease in accounts payable and other accrued expenses	(8,104)	(13,150)
Increase in accrued interest on subordinated advances - related party	139,831	139,831
(Increase)/decrease in due from related parties	(370,000)	28,696
(Decrease)/increase in due to related parties	(1,725)	53,609
Net cash provided by operating activities	2,104,480	2,775,355

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in unconsolidated affiliated real estate entities	(2,529,199)	(27,537,856)
Cash used in investing activities	(2,529,199)	(27,537,856)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	25,164,695
Payment of commissions and offering costs	-	(2,575,121)
Redemption and cancellation of common stock	(2,429,725)	(196,419)
Distributions paid to Company's common stockholders	(5,264,242)	(4,211,194)
Net cash (used in)/provided by financing activities	(7,693,967)	18,181,961

Net change in cash	(8,118,686)	(6,580,540)
Cash, beginning of year	14,064,001	21,874,240
Cash, end of period	$5,945,315	$15,293,700

Supplemental disclosure of cash flow information:
Distributions declared, but not paid	$570,238	$587,318
Value of shares issued from distribution reinvestment program	$-	$658,652
Application of deposit to acquisition of investment property	$-	$5,687,250

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

New Accounting Pronouncements

 In August 2018, the Securities and Exchange Commission adopted the final rule amending certain disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded. In addition, the amendments expand the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The rule was effective on November 5, 2018 and will be effective for the quarter that begins after the effective date.  Since the Company already includes a year to date consolidated statement of stockholders’ equity in our interim financial statement filings, the adoption of this guidance will result in the inclusion of a quarter to date consolidated statement of stockholders equity in our second and third quarter interim financial statement filings and the inclusion of corresponding prior periods statement of stockholders’ equity for all periods presented.

The Company has reviewed and determined that other recently issued accounting pronouncements will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its current operations.

3.	Investments in Unconsolidated Affiliated Real Estate Entities

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in the unconsolidated affiliated real estate entities is as follows:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

			As of
Entity	Date of Ownership	Ownership %	September 30, 2018	December 31, 2017
RP Maximus Cove, L.L.C. (the "Cove Joint Venture")	January 31, 2017	22.50%	$17,583,061	$17,805,871
40 East End Ave. Pref Member LLC ( “40 East End Ave. Joint Venture”)	March 31, 2017	33.30%	13,403,365	12,911,770
Total investments in unconsolidated affiliated real estate entities			$30,986,426	$30,717,641

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

The Company paid approximately $20.0 million for a 22.5% membership interest in the Cove Joint Venture. The Company’s ownership interest in the Cove Joint Venture is a non-managing interest. The Company has determined that the Cove Joint Venture is a variable interest entity but the Company is not the primary beneficiary. The Company accounts for its ownership interest in the Cove Joint Venture in accordance with the equity method of accounting because it exerts significant influence over but does not control the Cove Joint Venture. All capital contributions and distributions of earnings from the Cove Joint Venture are made on a pro rata basis in proportion to each Member’s equity interest percentage. Any distributions in excess of earnings from the Cove Joint Venture are made to the Members pursuant to the terms of the Cove Joint Venture’s operating agreement. An affiliate of Maximus is the asset manager of the Cove and receives certain fees as defined in the Property Management Agreement for the management of the Cove. The Company commenced recording its allocated portion of profit/loss and cash distributions beginning as of January 31, 2017 with respect to its membership interest of 22.5% in the Cove Joint Venture.  During the nine months ended September 30, 2018, the Company made additional capital contributions of $1.7 million to the Cove Joint Venture.

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

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

The following table represents the unaudited condensed income statements for the Cove Joint Venture:

(amounts in thousands)	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2018	For the Period January 31, 2017 (date of investment) through September 30, 2017
Revenues	$3,672	$3,523	$10,905	$8,724

Property operating expenses	1,239	1,175	3,660	3,076
General and administrative costs	41	54	136	196
Depreciation and amortization	2,420	2,383	7,214	6,348

Operating loss	(28)	(89)	(105)	(896)

Interest expense and other, net	(2,833)	(2,406)	(8,145)	(6,161)
Net loss	$(2,861)	$(2,495)	$(8,250)	$(7,057)
Company's share of net loss (22.50%)	$(644)	$(561)	$(1,856)	$(1,588)
Adjustment to depreciation and amortization expense (1)	(10)	(180)	(87)	(479)
Company's loss from investment	$(654)	$(741)	$(1,943)	$(2,067)

The following table represents the unaudited condensed balance sheets for the Cove Joint Venture:

	As of	As of
(amounts in thousands)	September 30, 2018	December 31, 2017

Real estate, at cost (net)	$150,654	$149,727
Cash and restricted cash	1,433	2,538
Other assets	2,304	1,541
Total assets	$154,391	$153,806

Mortgage payable, net	$173,889	$173,534
Other liabilities	3,395	2,830
Members' deficit (1)	(22,893)	(22,558)
Total liabilities and members' deficit	$154,391	$153,806

(1)	The adjustment to depreciation and amortization expense relates to the difference between the Company’s basis in the Cove Joint Venture and the amount of the underlying equity in net assets of the Cove Joint Venture.

40 East End Ave. Joint Venture

On March 31, 2017, the Company entered into a joint venture agreement (the “40 East End Ave. Transaction”) with SAYT Master Holdco LLC, an entity majority-owned and controlled by David Lichtenstein, who also majority owns and controls the Company’s Sponsor, and a related party, (the “40 East End Seller”), providing for the Company to acquire 33.3% of the 40 East End Seller’s approximate 100% membership interest in 40 East End Ave. Pref Member LLC ( “40 East End Ave. Joint Venture”) for aggregate consideration of approximately $10.3 million. The Company subsequently made additional capital contributions aggregating $2.6 million to the 40 East End Ave. Joint Venture during 2017. During the nine months ended September 30, 2018, the Company made additional capital contributions of $0.8 million to the 40 East End Ave. Joint Venture.

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

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

The 40 East End Ave. Joint Venture, through affiliates, has acquired a parcel of land located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City on which it is constructing a luxury residential project consisting of 29 condominium units (the “40 East End Ave. Project”). On March 21, 2017, the 40 East End Ave. Joint Venture obtained financing from a financial institution of up to $85.3 million (the “Mortgage Payable”) for the land acquisition and construction of the 40 East End Ave. Project. The Mortgage Payable initially matures on September 21, 2020 but may be further extended one additional year, subject to satisfaction of certain conditions. The Mortgage Payable bears interest at Libor plus 4.50% (subject to floor of 5.00%) and is collateralized by the 40 East End Ave. Project. During the initial term, the monthly interest due on the Mortgage Payable is funded under the remaining availability under the Mortgage Payable and thereafter, interest is payable monthly and principal payments are required to be made from condominium sales proceeds. As of September 30, 2018, the outstanding principal balance of the Mortgage Payable was approximately $47.2 million and the remaining availability was approximately $38.1 million. The Company’s Sponsor (the “40 East End Guarantor”) has provided certain guarantees with respect to the Mortgage Payable, including a completion guarantee and a carry costs guarantee for the 40 East End Ave. Project. The Members have agreed to reimburse the 40 East End Guarantor for any balance that may become due under the guarantees, of which the Company’s share is 33.3%.

As of September 30, 2018, the 40 East End Ave. Project was still under development but has incurred certain selling, general and administrative costs; including marketing/advertising costs and staffing, rent and other costs, and depreciation and amortization expense of furnishing and fixtures related to an off-site sales office, which opened in May 2018. To date, such costs have been funded by the Mortgage Payable.

The following table represents the unaudited condensed income statements for the 40 East End Ave. Joint Venture:

(amounts in thousands)	For the Three Months September 30, 2018	For the Three Months September 30, 2017	For the Nine Months Ended September 30, 2018	For the Period March 31, 2017 (date of investment) trough September 30, 2017
Selling, general and administrative costs	$533	$-	$547	$-
Depreciation and amortization	308	-	407	-
Net loss	$(841)	$-	$(954)	$-
Company's share of net loss (33.3%)	$(280)	$-	$(318)	$-

The following table represents the unaudited condensed balance sheets for the 40 East End Ave. Joint Venture:

	As of	As of
(amounts in thousands)	September 30, 2018	December 31, 2017

Real estate inventory	$119,817	$93,228
Cash and restricted cash	3,214	765
Other assets	299	227
Total assets	$123,330	$94,220

Mortgage payable, net	$44,777	$20,792
Other liabilities	8,042	4,593
Members' capital	70,511	68,835
Total liabilities and members' capital	$123,330	$94,220

4.	Stockholders’ Equity

Earnings per Share

The Company had no potentially dilutive securities outstanding during the periods presented. Accordingly, earnings per share is calculated by dividing net loss/(income) by the weighted-average number of shares of common stock outstanding during the applicable period.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

Distributions

Distribution Declaration

On October 8, 2018, the Board of Directors authorized and the Company declared a distribution for each month during the three-month period ending December 31, 2018. The distributions will be calculated based on shareholders of record at a rate of $0.002191781 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 8.0% annualized rate based on a share price of $10.00 payable on or about the 15th day following each month end to stockholders of record at the close of business on the last day of the prior month.

Distribution Payments

On August 15, 2018, September 14, 2018 and October 15, 2018, the Company paid distributions for the months ended July 31, 2018, August 31, 2018 and September 30, 2018, respectively, totaling $1.7 million. The distributions were paid in cash.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Acquisition fees(1)	$-	$-	$-	$573,750
Asset management fees (general and administrative costs)	157,338	156,112	470,202	417,919
Total	$157,338	$156,112	$470,202	$991,669

(1)	An acquisition fee of $573,750 paid to our Advisor in connection with the acquisition of our investment in the Cove Joint Venture during the first quarter of 2017 was capitalized and is reflected in the carrying value of the Company’s investment in the Cove Joint Venture which is included in unconsolidated affiliated real estate entities on the consolidated balance sheets.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

Investment in Related Party

105-109 W. 28th Street Preferred Investment

On November 25, 2015, the Company entered into an agreement (the “Moxy Transaction”) with various related party entities that provides for the Company to make aggregate preferred equity contributions (the “105-109 W. 28th Street Preferred Investment”) of up to $20.0 million in various affiliates of its Sponsor (the “Moxy Developer”) which owns a parcel of land located at 105-109 W. 28thStreet, New York, New York on which they are constructing a 343-room Marriott Moxy hotel, which currently is expected to open during the fourth quarter of 2018. The 105-109 W. 28th Street Preferred Investment was made pursuant to an instrument that entitles the Company to monthly preferred distributions at a rate of 12% per annum and the Company could redeem at the earlier of (i) the date that was two years from the date of the Company’s final contribution or (ii) the third anniversary of 105-109 W. 28th Street Preferred Investment. The Company could also have requested redemption or a restructuring of the agreement prior to the acceptance of any construction financing. On June 30, 2016, the Company and the Developer amended the Moxy Transaction so that the Company’s contributions would become redeemable on the fifth anniversary of the Moxy Transaction. The 105-109 W. 28th Street Preferred Investment is classified as a held-to-maturity security and recorded at cost.

On August 30, 2016, the Company and the Moxy Developer further amended the Moxy Transaction so that Company’s total aggregate contributions under the 105-109 W. 28th Street Preferred Investment increased by $17.0 million, to up to $37.0 million.

The Company made an initial contribution of $4.0 million during the fourth quarter of 2015 and additional aggregate contributions of $33.0 million during the year ended December 31, 2016. As of both September 30, 2018 and December 31, 2017, the 105-109 W. 28th Street Preferred Investment had an outstanding balance of $37.0 million, which is classified as an investment in related party on the consolidated balance sheets. The Company funded its contributions using proceeds generated from the Offering and draws under the Subordinated Agreement (see below). During both the three and nine months ended September 30, 2018 and 2017, the Company recorded $1.1 million and $3.4 million, respectively, of investment income related to the 105-109 W. 28th Street Preferred Investment. The Company’s Advisor elected to waive the acquisition fee associated with this transaction.

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

As of both September 30, 2018 and December 31, 2017, an aggregate of approximately $12.6 million of Subordinated Advances had been funded, which along with the related accrued interest of $398,648 and $258,817, respectively, are classified as Subordinated Advances – Related Party, a liability on the consolidated balance sheets. During both the three and nine months ended September 30, 2018 and 2017, the Company accrued $47,122 and $139,831, respectively, of interest expense on the Subordinated Advances.

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

As of September 30, 2018, an aggregate of approximately $12.6 million of Subordinated Advances had been funded, which along with the related accrued interest of approximately $0.4 million, is classified as Subordinated Advances – Related Party, a liability, on the consolidated balance sheets.

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

Our business may be affected by market and economic challenges experienced by the U.S. and global economies. These conditions may materially affect the value and performance of our investments, and may affect our ability continue to pay regular monthly distributions to our shareholders, the availability or the terms of financing that we have or may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due.

We are not aware of any other material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our real estate and real estate related investments, other than those referred to in this Form 10-Q.

Operating Portfolio Summary –

Unconsolidated Affiliated Real Estate Entitiy:

Multi - Family Residential	Location	Year Built	Leasable Units	Percentage Occupied as of September 30, 2018	Annualized Revenues based on rents at September 30, 2018	Annualized Revenues per unit at September 30, 2018

The Cove (Multi-Family Complex)	Tiburon, California	1967	283	90%	$14.2 million	$55,720

Critical Accounting Policies and Estimates

There were no material changes during the three months ended September 30, 2018 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

Through September 30, 2018, we have made three real estate and real estate-related investments. During the fourth quarter of 2015 we made an initial contribution of $4.0 million in our first investment, which we refer to as the 105-109 W. 28th Street Preferred Investment, which was made pursuant to an instrument that entitles us to monthly preferred distributions at a rate of 12% per annum. We subsequently made additional contributions aggregating $33.0 million towards the 105-109 W. 28th Street Preferred Investment during the year ended December 31, 2016. As a result, the outstanding balance of our 105-109 W. 28th Street Preferred Investment, which is fully funded, was $37.0 million as of both September 30, 2018 and December 31, 2017. On January 31, 2017, we made our second investment when we acquired a 22.5% membership in the Cove Joint Venture and on March 31, 2017, we made our third investment when we acquired an approximate 33.3% interest in 40 East End Ave. Pref Member LLC (“40 East End Ave. Joint Venture”). We account for our ownership interests in the Cove Joint Venture and 40 East End Ave. Joint Venture under the equity method of accounting. Our ownership interests in the Cove Joint Venture and the 40 East End Ave. Joint Venture are classified on our consolidated balance sheets in investments in unconsolidated affiliated real estate entities.

The operating results of our investments are reflected in our consolidated statements of operations commencing from their respective dates of acquisition. The Cove Joint Venture owns and operates the Cove, a 281-unit, luxury waterfront multifamily rental property located in Tiburon, California. The 40 East End Ave. Joint Venture, through affiliates, owns a parcel of land located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York, New York, on which it is constructing a luxury residential project consisting of 29 condominium units (the “40 East End Ave. Project”). As of and for all periods through September 30, 2018, the 40 East End Ave. Project was still under development but the 40 East End Ave. Joint Venture has incurred certain selling, general and administrative costs and depreciation and amortization expense related to an off-site sales office, which opened during May 2018.

See Note 3 and Note 6 of the Notes to Consolidated Financial Statements for additional information on our investments.

For the Three Months Ended September 30, 2018 vs. September 30, 2017

Investment income

Investment income, which is attributable to the 105-109 W. 28th Street Preferred Investment, was $1.1 million for both the three months ended September 30, 2018 and 2017.

Loss from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities during the three months ended September 30, 2018 was $0.9 million compared to $0.7 million for the same period in 2017. Our loss from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the Cove Joint Venture and the 40 East End Ave. Joint Venture. Commencing on January 31, 2017, which was the date that we acquired our interest, we have accounted for our ownership interest in the Cove Joint Venture under the equity method of accounting. Commencing on March 31, 2017, which was the date that we acquired our interest, we have accounted for our ownership in the 40 East End Ave. Joint Venture under the equity method of accounting.

General and administrative expenses

General and administrative expense was $0.3 million during both the three months ended September 30, 2018 and 2017.

Interest expense

Interest expense, which is attributable to the Subordinated Advances – Related Party, was $47,122 for both the three months ended September 30, 2018 and 2017. See Note 6 of the Notes to Financial Statements for additional information with respect to the payment of the Subordinated Advances – Related Party and accrued interest thereon.

For the Nine months Ended September 30, 2018 vs. September 30, 2017

 Investment income

Investment income, which is attributable to the 105-109 W. 28th Street Preferred Investment, was $3.4 million for both the nine months ended September 30, 2018 and 2017.

Loss from investment in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities during the three months ended September 30, 2018 was $2.3 million compared to $2.1 million for the same period in 2017. Our loss from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the Cove Joint Venture and the 40 East End Ave. Joint Venture. Commencing on January 31, 2017, which was the date that we acquired our interest, we have accounted for our ownership interest in the Cove Joint Venture under the equity method of accounting. Commencing on March 31, 2017, which was the date that we acquired our interest, we have accounted for our ownership in the 40 East End Ave. Joint Venture under the equity method of accounting.

General and administrative expenses

General and administrative expense increased by $0.1 million to $0.9 million during the nine months ended September 30, 2018 compared to $0.8 million for the same period in 2017. The increase primarily reflects an increase in the asset management fees payable to our Advisor during the 2018 period resulting from our investment activities.

Interest expense

Interest expense, which is attributable to the Subordinated Advances – Related Party, was $139,831 for both the nine months ended September 30, 2018 and 2017. See Note 6 of the Notes to Financial Statements for additional information with respect to the payment of the Subordinated Advances – Related Party and accrued interest thereon.

Financial Condition, Liquidity and Capital Resources

For the nine months ended September 30, 2018 our primary source of funds was approximately $2.1 million of cash flows from operations.

Our future source of funds are expected to primarily consist of (i) cash flows from our operations; principally comprised of investment income from our 105-109 W. 28th Street Preferred Investment and any distributions from our investments in unconsolidated affiliated real estate entities as well as (ii) proceeds from the redemption of our 105-109 W. 28th Street Preferred Investment, which we expect to occur during the first half of 2019. Although there can be no assurances, we currently believe that these cash resources together with our available cash on hand will be sufficient to satisfy our cash requirements (primarily operating expenses and our distribution requirements to maintain our status as a REIT) for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

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

On March 21, 2017, the 40 East End Ave. Joint Venture obtained financing from a financial institution of up to $85.3 million (the “Mortgage Payable”) for the land acquisition and construction of the 40 East End Ave. Project. The Mortgage Payable initially matures on September 21, 2020 but may be further extended one additional year, subject to satisfaction of certain conditions. The Mortgage Payable bears interest at Libor plus 4.50% (subject to floor of 5.00%) and is collateralized by the 40 East End Ave. Project. During the initial term, the monthly interest due on the Mortgage Payable is funded under the remaining availability under the Mortgage Payable and thereafter, interest is payable monthly and principal payments are required to be made from condominium sales proceeds. As of September 30, 2018, the outstanding principal balance of the Mortgage Payable was approximately $47.2 million and the remaining availability was approximately $38.1 million. The Company’s Sponsor (the “40 East End Guarantor”) has provided certain guarantees with respect to the Mortgage Payable, including a completion guarantee and a carry costs guarantee for the 40 East End Ave. Project. The Members have agreed to reimburse the 40 East End Guarantor for any balance that may become due under the guarantees, of which the Company’s share is 33.3%.

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

We have agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Acquisition fees(1)	$-	$-	$-	$573,750
Asset management fees (general and administrative costs)	157,338	156,112	470,202	417,919
Total	$157,338	$156,112	$470,202	$991,669

(1)	An acquisition fee of $573,750 paid to our Advisor in connection with the acquisition of our investment in the Cove Joint Venture during the first quarter of 2017 was capitalized and is reflected in the carrying value of our investment in the Cove Joint Venture which is included in unconsolidated affiliated real estate entities on the consolidated balance sheets.

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

Summary of Cash Flows

The following summary discussion of our cash flows is based on the statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017

Cash flows provided by operating activities	$2,104,480	$2,775,355
Cash flows used in investing activities	(2,529,199)	(27,537,856)
Cash flows (used in)/provided by financing activities	(7,693,967)	18,181,961
Net change in cash and cash equivalents	(8,118,686)	(6,580,540)
Cash and cash equivalents, beginning of the year	14,064,001	21,874,240
Cash and cash equivalents, end of the period	$5,945,315	$15,293,700

Our principal sources of cash flow were derived from operating cash flows provided by our 105-109 W. 28th Street Preferred Investment. In the future, we expect that cash available on hand and earnings, redemptions and/or distributions from our investments will provide us with sufficient resources to fund our operating expenses, any scheduled debt service and any monthly distributions authorized by the Board of Directors.

Our principal demands for liquidity currently are expected to be acquisition and development activities, including contributions to our investments in unconsolidated affiliated real estate entities and distributions. The principal sources of funding for our operations are currently expected to be available cash on hand and operating cash flows.

Operating activities

The net cash provided by operating activities of $2.1 million during the 2018 period primarily related to our net income of $0.1 million adjusted by adding back our loss from investments in unconsolidated affiliated real estate entities of $2.3 million reduced by approximately $0.3 million associated with the net changes in operating assets and liabilities.

Investing activities

The cash used in investing activities of $2.5 million during the 2018 period consisted of capital contributions to our investments in unconsolidated affiliated real estate entities.

Financing activities

The net cash used by financing activities of $7.7 million during the 2018 period principally consists of distributions of $5.3 million to common stockholders and redemptions and cancellation of common stock of $2.4 million.

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

On April 21, 2017, our Board of Directors approved the termination of our DRIP effective May 15, 2017. All future distributions are currently expected to be in the form of cash.

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our date of inception through December 31, 2017, we repurchased 39,034 shares of common stock pursuant to our share repurchase program at an average price per share of $9.73 per share. For the nine months ended September 30, 2018, we repurchased 259,753 shares of common stock pursuant to our share repurchase program at an average price per share of $9.35 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP (prior to its termination) and available cash on hand.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss)/income	$(104,553)	$80,583	$105,800	$393,294
FFO adjustments:
Adjustments to equity earnings from unconsolidated affiliated real estate entities, net	656,981	715,911	1,845,104	1,907,349
FFO	552,428	796,494	1,950,904	2,300,643
MFFO adjustments:

Other adjustments:
Acquisition and other transaction related costs expensed	-	-	-	-
MFFO	552,428	796,494	1,950,904	2,300,643
Straight-line rent(1)	-	-	-	-
MFFO - IPA recommended format	$552,428	$796,494	$1,950,904	$2,300,643

Net (loss)/income	$(104,553)	$80,583	$105,800	$393,294
Less: net income attributable to noncontrolling interests	-	-	-	-
Net (loss)/income applicable to Company's common shares	$(104,553)	$80,583	$105,800	$393,294
Net (loss)/income per common share, basic and diluted	$(0.01)	0.01	$0.01	$0.05

FFO	$552,428	$796,494	$1,950,904	$2,300,643
Less: FFO attributable to noncontrolling interests	-	-	-	-
FFO attributable to Company's common shares	$552,428	$796,494	$1,950,904	$2,300,643
FFO per common share, basic and diluted	$0.06	$0.09	$0.22	$0.27

MFFO - IPA recommended format	$552,428	$796,494	$1,950,904	$2,300,643
Less: MFFO attributable to noncontrolling interests	-	-	-	-
MFFO attributable to Company's common shares	$552,428	$796,494	$1,950,904	$2,300,643

Weighted average number of common shares outstanding, basic and diluted	8,703,425	8,955,440	8,777,672	8,451,031

(1)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

Distribution Payments

On August 15, 2018, September 14, 2018 and October 15, 2018, the Company paid distributions for the months ended July 31, 2018, August 31, 2018 and September 30, 2018, respectively, totaling $1.7 million. The distributions were paid in cash.

The table below presents our cumulative FFO and distributions declared:

For the period September 9, 2014
(date of inception) through
September 30, 2018
FFO	$6,420,488
Distributions declared	$14,565,904

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

There have been no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Real Estate Income Trust Inc. on Form 10-Q for the quarter ended September 30, 2018, filed with the SEC on November 14, 2018, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Date: November 14, 2018	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2018	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

