Form 10-K
period 2018-12-31
Lightstone Real Estate Income Trust Inc.
filed 2019-03-25
CIK 1619312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

There is no established market for the Registrant’s common shares. As of June 30, 2018, the last business day of the most recently completed second quarter, there were 8.5 million shares of the registrant’s common stock held by non-affiliates of the registrant. On March 14, 2019, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.00 per share derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, all as of December 31, 2018. For a full description of the methodologies used to value the Registrant's assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” As of March 15, 2019, there were approximately 8.4 million shares of common stock held by non-affiliates of the registrant.

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

PART I.

ITEM 1. BUSINESS:

General Description of Business, Offering and Structure

The Lightstone Income Trust, incorporated in Maryland on September 9, 2014, elected to be taxed as a real estate investment trust for U.S. federal income tax purposes (‘‘REIT’’) beginning with the taxable year ended December 31, 2016.

On September 12, 2014, Lightstone Income Trust sold 20,000 Common Shares to Lightstone Real Estate Income LLC, a Delaware limited liability company (the ‘‘Advisor’’), an entity majority owned by David Lichtenstein for $10.00 per share. Mr. Lichtenstein also is a majority owner of the equity interests of Lightstone Income Trust’s sponsor, The Lightstone Group, LLC (the ‘‘Sponsor’’).

Subject to the oversight of Lightstone Income Trust’s board of directors (the “Board of Directors”), the Advisor has primary responsibility for making investment decisions and managing Lightstone Income Trust’s day-to-day operations. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control the Lightstone Income Trust.

Lightstone Income Trust, together with its subsidiaries, is collectively referred to as the ‘‘Company’’ and the use of ‘‘we,’’ ‘‘our,’’ ‘‘us’’ or similar pronouns refers to Lightstone Income Trust or the Company as required by the context in which any such pronoun is used.

The Company filed a Registration Statement on Form S-11 (File No. 333-200464) (the “Registration Statement”) pursuant to which it offered to sell (the “Offering”) up to 30,000,000 shares of its common stock, par value $0.01 per share (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) at an initial price of $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares which were available pursuant to its distribution reinvestment program (the ‘‘DRIP’’) which were offered at a discounted price equivalent to 95% of the initial price of $10.00 per Common Share) was declared effective on February 26, 2015 by the U.S. Securities and Exchange Commission (the “SEC”) under Exchange Act.

The Offering, which terminated on March 31, 2017, raised aggregate gross proceeds of approximately $85.6 million from the sale of approximately 8.9 million shares of common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor). After including aggregate principal advances from our Sponsor of $12.6 million made under a subordinated loan agreement (the “Subordinated Agreement”) (as discussed below) and allowing for the payment of approximately $7.6 million in selling commissions and dealer manager fees and $3.2 million in organization and offering expenses, the Offering generated aggregate net proceeds of approximately $87.5 million.

On April 21, 2017, the Board of Directors approved the termination of our DRIP effective May 15, 2017. As a result, all subsequent distributions have been in the form of cash.  In addition, through May 15, 2017 (the termination date of the DRIP), the Company had issued approximately 0.1 million shares of common stock under its DRIP, representing approximately $1.2 million of additional proceeds under the Offering.

Orchard Securities, LLC (the ‘‘Dealer Manager’’) served as the dealer manager of the Offering through its termination on March 31, 2017.

On March 18, 2016, the Company and its Sponsor entered into the Subordinated Agreement, a subordinated unsecured loan agreement pursuant to which the Sponsor made aggregate principal advances of $12.6 million through March 31, 2017 (the termination date of the Offering). The outstanding principal advances bear interest at a rate of 1.48%, but no interest or principal is due and payable to the Sponsor until holders of the Company’s Common Shares have received liquidation distributions equal to their respective net investments (defined as $10.00 per Common Share) plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments.

Distributions in connection with a liquidation of the Company initially will be made to holders of its Common Shares until holders of its Common Shares have received liquidation distributions equal to their respective net investments plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments. Thereafter, only if additional liquidating distributions are available, the Company will be obligated to repay the outstanding principal advances and related accrued interest to the Sponsor, as described in the Subordinated Agreement. In the event that additional liquidation distributions are available after the Company repays its holders of common stock their respective net investments plus their 8% return on investment and then the outstanding principal advances under the Subordinated Agreement and accrued interest to its Sponsor, such additional distributions will be paid to holders of its Common Shares and its Sponsor: 85.0% of the aggregate amount will be payable to holders of the Company’s Common Shares and the remaining 15.0% will be payable to the Sponsor.

The principal advances and the related interest are subordinate to all of the Company’s obligations as well as to the holders of its Common Shares in an amount equal to the shareholder’s net investment plus a cumulative, pre-tax, non-compounded annual return of 8.0% and only potentially payable in the event of a liquidation of the Company.

In connection with the termination of the Offering on March 31, 2017, the Company and the Sponsor simultaneously terminated the Subordinated Agreement. As a result of the termination, the Sponsor is no longer obligated to make any additional principal advances to the Company. Interest will continue to accrue on the outstanding principal advances and repayment, if any, of the principal advances and related accrued interest will still be made according to the terms of the Subordinated Agreement disclosed above.

As of both December 31, 2018 and 2017, $12.6 million of principal advances were outstanding. The outstanding principal advances, together with the related accrued interest of $445,771 and $258,817 as of December 31, 2018 and 2017, respectively, are classified as Subordinated advances – related party, a liability, on the consolidated balance sheets. During both of the years ended December 31, 2018 and 2017, the Company accrued $186,954 of interest expense on the principal advances.

The Company has and will continue to seek to originate, acquire and manage a diverse portfolio of real estate-related investments, including investments in mezzanine loans, first lien mortgage loans, second lien mortgage loans, bridge loans and preferred equity interests, in each case with a focus on investments intended to finance development or redevelopment opportunities. The Company may also invest in debt and derivative securities related to real estate assets. A substantial portion of the Company’s investments by value may be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly owned by, the Sponsor, by its affiliates or by real estate investment programs sponsored by it. Although the Company expects that most of its investments will be of these types, it may make other investments. In fact, it may invest in whatever types of real estate-related investments that it believes are in its best interests.

The Company has no employees. The Company retains the Advisor to manage its affairs on a day-to-day basis. The Advisor is an affiliate of the Sponsor and will receive compensation and fees for services related to the investment and management of the Company’s assets. The Advisor received fees during the Company’s organization and offering stage and will receive fees during its operational and liquidation/listing stages.

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

Related Parties

Our Advisor and its affiliates are related parties. Certain of these entities received compensation and fees for services related to the Offering and have and will continue to receive compensation and fees and services for the investment of our assets. These entities received fees during our Offering stage and will receive fees during our acquisition, operational and liquidation stages. The compensation levels during our offering stage were based on the percentages of the offering proceeds sold and during our acquisition and operational stages are based on percentages of the cost of acquired properties or other investments and the annual revenue earned from such properties or other investments, and other such fees outlined in each of the respective agreements.

Primary Investment Objectives, Acquisition and Investment Policies

Our primary investment objectives are:

•	to pay periodic cash distributions to our stockholders as required to maintain our qualification as a REIT; and

•	to preserve and protect our shareholders’ capital contribution.

Our strategy is to originate, acquire and manage a diverse portfolio of real estate-related investments secured by or related to properties located primarily in the United States. A majority of our investments by value currently are and we expect will continue to be related-party investments located in large metropolitan areas. We generally have sought to create and maintain a portfolio of investments that either generate or are expected to generate attractive cash distributions. Our focus on investing in debt instruments aligns with primary investment objectives. However, we still may target capital appreciation from our investments.

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

We have and expect to continue to seek to originate, acquire and manage a diverse portfolio of real estate-related investments, including mezzanine loans, first lien mortgage loans, second lien mortgage loans, bridge loans and preferred equity interests, in each case with a focus on investments intended to finance development or redevelopment opportunities. We may also invest in debt and derivative securities related to real estate assets, such as commercial mortgage-backed securities (“CMBS”); collateralized debt obligations (“CDOs”); debt securities issued by real estate companies; and credit default swaps. We have and expect to continue to focus our origination and acquisition activity on real estate-related investments secured by or related to properties located in the United States, and primarily related-party investments. We sometimes refer to the foregoing types of investments as our targeted investments. We have and will continue to target investments that generally offer predictable current cash flow and/or attractive risk-adjusted returns based on the underwriting criteria established and employed by our Advisor, which includes the anticipated leverage point, market and economic conditions, the location and quality of the underlying collateral and the borrower’s exit or refinancing plan. We believe our ability to continue to execute our investment strategy may be enhanced through access to our Sponsor’s extensive experience in financing real estate projects it has sponsored, as opposed to a strategy that relies solely on buying assets in the open market from third-party originators. We have and will continue to seek to build a portfolio that includes some of or all the following investment characteristics: (a) provides current income; (b) is secured by high-quality commercial real estate; (c) includes subordinate capital investments by strong sponsors that support our investments and provide downside protection; and (d) possesses strong structural features that maximize repayment potential, such as a clear exit or refinancing plan by the borrower.

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

Investments

Through December 31, 2018, we have made the following three real estate and real estate-related investments:

105-109 W. 28th Street Preferred Investment

The Company has entered into an agreement, as amended, with various related party entities that provided for the Company to make aggregate preferred equity contributions (the “105-109 W. 28th Street Preferred Investment”) of up to $37.0 million in an affiliate of its Sponsor (the “Moxy Developer”), which owns a parcel of land located at 105-109 W. 28th Street, New York, New York on which it constructed a 343-room Marriott Moxy hotel, which opened during February 2019. The 105-109 W. 28th Street Preferred Investment was made pursuant to an instrument that entitles the Company to monthly preferred distributions at a rate of 12% per annum and is redeemable by the Company on November 25, 2020. The 105-109 W. 28th Street Preferred Investment is classified as a held-to-maturity security and recorded at cost.

As of both December 31, 2018 and 2017, the 105-109 W. 28th Street Preferred Investment had an outstanding balance of $37.0 million, which is classified as an investment in related party on the consolidated balance sheets. During both the years ended December 31, 2018 and 2017, the Company recorded $4.5 million of investment income related to the 105-109 W. 28th Street Preferred Investment.

During March 2019, we received aggregate repayments of $13.0 million on our Preferred Investment.

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

In connection with the acquisition, the Company paid the Advisor an acquisition fee of approximately $0.6 million, equal to 1.0% of the Company’s pro-rata share of the contractual purchase price which is reflected in the Company’s carrying value which is included in investments in unconsolidated affiliated real estate entities on the consolidated balance sheets.

The Company paid approximately $20.0 million for a 22.5% membership interest in the Cove Joint Venture. The Company’s ownership interest in the Cove Joint Venture is a non-managing interest. The Company has determined that the Cove Joint Venture is a variable interest entity but the Company is not the primary beneficiary. The Company accounts for its ownership interest in the Cove Joint Venture in accordance with the equity method of accounting because it exerts significant influence over but does not control the Cove Joint Venture. All capital contributions and distributions of earnings from the Cove Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Cove Joint Venture are made to the members pursuant to the terms of the Cove Joint Venture’s operating agreement. An affiliate of Maximus is the asset manager of the Cove and receives certain fees as defined in the property management agreement for the management of the Cove. The Company commenced recording its allocated portion of profit/loss and cash distributions beginning as of January 31, 2017 with respect to its membership interest of 22.5% in the Cove Joint Venture.  During the year ended December 31, 2018, the Company made additional capital contributions of $2.2 million to the Cove Joint Venture.

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

Starting in 2013, the Cove has been undergoing an extensive refurbishment which was substantially completed in 2018. The members have used all of the remaining proceeds from the Loan and also invested additional capital as necessary for the refurbishment. The Guarantor has provided an additional guarantee of up to approximately $13.4 million (the “Refurbishment Guarantee”) to provide any necessary funds to complete the remaining renovations as defined in the Loan. The members have agreed to reimburse the Guarantor for any balance that may become due under the Refurbishment Guarantee, of which the Company’s share is up to approximately $3.3 million.

The Company has determined that the fair value of both the Loan Guarantee and the Refurbishment Guarantee are immaterial.

40 East End Ave. Joint Venture

On March 31, 2017, the Company entered into a joint venture agreement (the “40 East End Ave. Transaction”) with SAYT Master Holdco LLC, an entity majority-owned and controlled by David Lichtenstein, who also majority owns and controls the Company’s Sponsor, and a related party, (the “40 East End Seller”), pursuant to which it acquired 33.3% of the 40 East End Seller’s approximate 100% membership interest in 40 East End Ave. Pref Member LLC ( “40 East End Ave. Joint Venture”) for aggregate consideration of approximately $10.3 million. The Company subsequently made additional capital contributions aggregating $2.6 million to the 40 East End Ave. Joint Venture during 2017. During the year ended December 31, 2018, the Company made additional capital contributions of $1.2 million to the 40 East End Ave. Joint Venture.

The Company’s ownership interest in the 40 East End Ave. Joint Venture is a non-managing interest. Because the Company exerts significant influence over but does not control the 40 East End Ave. Joint Venture, it accounts for its ownership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting. All contributions to and distributions of earnings from the 40 East End Ave. Joint Venture are made on a pro rata basis in proportion to each Member’s equity interest percentage. Any distributions in excess of earnings from the 40 East End Ave. Joint Venture are made to the Members pursuant to the terms of its operating agreement. The Company commenced recording its allocated portion of earnings and cash distributions from the 40 East End Ave. Joint Venture beginning as of March 31, 2017 with respect to its membership interest of approximately 33.3% in the 40 East End Ave. Joint Venture. Additionally, Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a real estate investment trust also sponsored by the Company’s Sponsor, has made $30.0 million of preferred equity contributions (the “Preferred Contributions”) to a subsidiary of the 40 East End Ave. Joint Venture, pursuant to an instrument that entitles Lightstone I to monthly preferred distributions at a rate of 12% per annum. No distributions may be paid to the Members until the Preferred Contributions are redeemed in full.

The 40 East End Ave. Joint Venture, through affiliates, acquired a parcel of land located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City on which it is constructing a luxury residential project consisting of 29 condominium units (the “40 East End Ave. Project”). On March 21, 2017, the 40 East End Ave. Joint Venture obtained financing from a financial institution of up to $85.3 million (the “Mortgage Payable”) for the land acquisition and construction of the 40 East End Ave. Project. The Mortgage Payable initially matures on September 21, 2020 but may be further extended one additional year, subject to satisfaction of certain conditions. The Mortgage Payable bears interest at Libor plus 4.50% (subject to floor of 5.00%) and is collateralized by the 40 East End Ave. Project. During the initial term, the monthly interest due on the Mortgage Payable is funded under the remaining availability under the Mortgage Payable and thereafter, interest is payable monthly and principal payments are required to be made from condominium sales proceeds until the Mortgage Payable is repaid in full. As of December 31, 2018, the outstanding principal balance of the Mortgage Payable was approximately $54.1 million and the remaining availability was approximately $31.2 million. The Company’s Sponsor (the “40 East End Guarantor”) has provided certain guarantees with respect to the Mortgage Payable, including a completion guarantee and a carry costs guarantee for the 40 East End Ave. Project. The Members have agreed to reimburse the 40 East End Guarantor for any balance that may become due under the guarantees, of which the Company’s share is 33.3%.

As of December 31, 2018, the 40 East End Ave. Project was still under development but has incurred certain selling, general and administrative costs; including marketing/advertising costs and staffing, rent and other costs, and depreciation and amortization expense of furnishing and fixtures related to an off-site sales office, which opened in May 2018. To date, such costs have been fully funded under the Mortgage Payable.

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

Distributions, if any, are authorized at the discretion of our Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. Such analyses may include actual and anticipated operating cash flow, capital expenditure needs, general financial and market conditions, proceeds from asset sales and redemptions and other factors that our board of directors deem relevant. Our Board of Directors’ decisions will be substantially influenced by their obligation to ensure that we maintain our federal tax status as a REIT. We may fund distributions with cash proceeds from borrowings if we do not generate sufficient cash flow from our operations to fund distributions. Our ability to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular distributions will continue to be made or that we will maintain any particular level of distributions that we have established or may establish.

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

On October 28, 2015, our Board of Directors authorized and we declared a distribution rate which is calculated based on stockholders of record each day during the applicable period at a rate of $0.002191781 per day, and equals a daily amount that, if paid each day for a 365-day period, would equal a 8.0% annualized rate based on a share price of $10.00. Our first distribution began to accrue on June 12, 2015 (date of breaking escrow for our Offering) through November 30, 2015 (the end of the month following our initial real estate-related investment) and our subsequent distributions have been on a monthly basis thereafter. Our first distribution was paid on December 15, 2015 and subsequent distributions have been paid on or about the 15th day following each month end to stockholders of record at the close of business on the last day of the prior month. However, there can be no assurances that our Board of Directors will authorize and we will declare future distributions at any particular level or frequency.

Total distributions declared during the years ended December 31, 2018 and 2017 were approximately $7.0 million and $6.8 million, respectively.

Distribution Reinvestment and Share Repurchase Programs

On April 21, 2017, our Board of Directors approved the termination of the DRIP effective May 15, 2017. Previously, our stockholders had an option to elect the receipt of shares of our common stock in lieu of cash distributions under the DRIP, however, all future distributions, if any, will be in the form of cash. In addition, through May 15, 2017 (the termination date of the DRIP), we issued approximately 0.1 million shares of common stock under the DRIP, representing approximately $1.2 million of additional proceeds under the Offering.

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

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our date of inception through December 31, 2016, we repurchased 18,798 shares of common stock, at an average price per share of $9.75 per share. For the year ended December 31, 2017 we repurchased 20,236 shares of common stock, pursuant to our share repurchase program at an average price per share of $9.71 per share. For the year ended December 31, 2018 we repurchased 286,870 shares of common stock, pursuant to our share repurchase program at an average price per share of $9.38 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP, (prior to its termination) and available cash on hand.

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

As of December 31, 2018 and 2017, we had no material uncertain income tax positions. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

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

Economic Dependence

We were initially dependent upon the net proceeds received from the Offering and principal advances from our Sponsor made under the Subordinated Agreement to conduct our proposed activities. The capital required to acquire future real estate and real estate related investments are expected to be obtained proceeds from asset sales and redemptions, and/or proceeds from any financings.

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

ITEM 2. PROPERTIES:

Unconsolidated Affiliated Real Estate Entitiy:

Multi - Family Residential	Location	Year Built	Leasable Units	Percentage Occupied as of December 31, 2018	Annualized Revenues based on rents at December 31, 2018	Annualized Revenues per unit at December 31, 2018
The Cove (Multi-Family Complex)	Tiburon, California	1967	281	91%	$14.6 million	$51,904

ITEM 3. LEGAL PROCEEDINGS:

From time to time in the ordinary course of business, we may become subject to legal proceedings, claims or disputes.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

Shareholder Information

As of March 15, 2019, we had approximately 8.6 million shares of common stock outstanding, held by a total of 2,047 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

Estimated Net Asset Value (“NAV”) and NAV per Share of Common Stock (“NAV per Share”)

On March 14, 2019, our Board of Directors approved our estimated NAV of approximately $86.7 million and resulting estimated NAV per Share of $10.00, both as of December 31, 2018 and after the addition of principal advances made by our Sponsor under the Subordinated Agreement. From our inception through the termination of the Offering on March 31, 2017, our Sponsor funded an aggregate of approximately $12.6 million of principal advances. In the calculation of our estimated NAV, an approximately $0.2 million allocation of value was made to Subordinated advances – related party, representing the amount by which the estimated NAV per Share would have exceeded an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 8.0% as of December 31, 2018. Accordingly, the net portion of the NAV attributable to Subordinated advances –related party was approximately $12.4 million as of December 31, 2018.

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

Our estimated NAV per Share as of December 31, 2018 was calculated with the assistance of both our Advisor and Marshall & Steven’s Incorporated (“M&S”), an independent third-party valuation firm engaged by us to assist with the valuation of our assets, liabilities and any allocations of value to the Sponsor’s subordinated advances. The Advisor recommended and the board of directors established the estimated NAV per Share as of December 31, 2018 based upon the analyses and reports provided by the Advisor and M&S. The process for estimating the value of our assets, liabilities and allocations of value to our Sponsor’s subordinated advances is performed in accordance with the provisions of the Investment Program Association (the “IPA”) Practice Guideline 2013-01, “Valuations of Publicly Registered Non-Listed REITs,” issued April 29, 2013. We believe that our valuations were developed in a manner reasonably designed to ensure their reliability.

The engagement of M&S with respect to our NAV per Share as of December 31, 2018 was approved by our board of directors, including all of our independent directors. M&S has extensive experience in conducting asset valuations, included valuations of commercial real estate, debt, properties and real estate-related investments.

With respect to our NAV per Share as of December 31, 2018, M&S prepared appraisal reports (the “M&S Appraisal Reports”) summarizing key inputs and assumptions on our investments in unconsolidated affiliated real estate entities in which we held ownership interests as of December 31, 2018. M&S also prepared a NAV report (the “December 2018 NAV Report”) which estimated the NAV per Share as of December 31, 2018. The December 2018 NAV Report relied upon M&S’s estimated value of our investment in related party, M&S’s Appraisal Reports and the Advisor’s estimate of the value of our cash, due from/(to) related parties, other assets, other liabilities and allocations of value to Subordinated advances – related party, to calculate estimated NAV per Share, all as of December 31, 2018.

The table below sets forth the calculation of our estimated NAV and resulting estimated NAV per Share as of December 31, 2018 compared to December 31, 2017:

	As of December 31, 2018		As of December 31, 2017
	Value	Per Share	Value	Per Share

Net Assets:
Real Estate Assets:
Investment in related party	$37,000,000		$37,000,000
Investments in unconsolidated affiliated real estate entities	46,214,182		39,979,581
Total real estate assets	83,214,182	$9.60	76,979,581	$8.60
Non-Real Estate Assets:
Cash and cash equivalents	4,350,896		14,064,001
Other assets	10,374		8,879
Total non-real estate assets	4,361,270	0.50	14,072,880	1.57
Total Assets	87,575,452	10.10	91,052,461	10.17
Liabilities:
Due to related parties	(57,775)		(54,882)
Other liabilities	(677,872)		(663,001)
Subordinated advances - related party	(187,185)		(813,258)
Total liabilities	(922,832)	(0.10)	(1,531,141)	(0.17)

Adjusted NAV after giving effect to principal advances from Sponsor under Subordinated Agreement	$86,652,620	$10.00	$89,521,320	$10.00

Shares of Common Stock Outstanding	8,665,262		8,952,132

NAV attributable to principal advances from Sponsor under Subordinated Agreement	$12,445,128	$1.44	$11,818,755	$1.32

NAV without principal advances from Sponsor under Subordinated Agreement	$74,207,492	$8.56	$77,702,565	$8.68

Use of an Independent Valuation Firm

As discussed above, our Advisor is responsible for calculating our NAV. In connection with determining our NAV, our Advisor may rely on the material assistance or confirmation of a third-party valuation expert or service. In this regard, M&S was selected by our board of directors to assist our Advisor in the calculation of our estimated NAV and resulting estimated NAV per Share as of December 31, 2018. M&S services included estimating the fair values of our investment in related party and our investments in unconsolidated affiliated real estate entities and preparing the December 2018 NAV Report. M&S is engaged in the business of appraising commercial real estate properties and is not affiliated with us or the Advisor. The compensation we paid to M&S was based on the scope of work and not on the estimated fair values of our investment in related party and appraised values of our ownership interests in two unconsolidated affiliated real estate entities. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. The M&S Appraisal Reports were reviewed, approved, and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its reports, M&S did not, and was not requested to; solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us. In preparing its reports, M&S did not, and was not requested to solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.

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

M&S is actively engaged in the business of appraising commercial real estate properties and real estate related-investments similar to those owned or invested by us in connection with public security offerings, private placements, business combinations, and similar transactions. We do not believe that there are any material conflicts of interest between M&S, on the one hand, and us, the Sponsor, the Advisor, and our affiliates, on the other hand. Our Advisor engaged M&S on behalf of our board of directors to deliver their reports to assist in the NAV calculation as of December 31, 2018 and M&S received compensation for those efforts. In addition, we agreed to indemnify M&S against certain liabilities arising out of this engagement. M&S has previously assisted in our prior NAV calculations and has also been engaged by us for certain valuation services with respect to our investments. M&S may from time to time in the future perform other services for us and our Sponsor or other affiliates of the Sponsor, so long as such other services do not adversely affect the independence of M&S as certified in the M&S Appraisal Reports. During the past two years M&S has also been engaged to provide appraisal services to another non-traded REIT sponsored by our Sponsor for which it was paid usual and customary fees.

Although M&S considered any comments received from us and the Advisor relating to their reports, the final estimated fair values of our investment in related party and investments in unconsolidated affiliated real estate entities were determined by M&S. The reports were addressed to our board of directors to assist our board of directors in calculating an estimated NAV per Share as of December 31, 2018. The reports were not addressed to the public, may not be relied upon by any other person to establish an estimated NAV per Share, and do not constitute a recommendation to any person to purchase or sell any shares of our common stock.

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

Investment in related party:  As of December 31, 2018, we have made aggregate preferred equity contributions of $37.0 million in an affiliate of our Sponsor which owns a parcel of land located at 105-109 W. 28th Street, New York, New York on which it constructed a 343-room Marriott Moxy hotel, which opened in February 2019. These contributions were made pursuant to an instrument (the “Preferred Investment”) that entitles us to monthly preferred distributions at a rate of 12% per annum. Our Preferred Investment is classified as a held-to-maturity security and is recorded at cost. As of December 31, 2018, the estimated value of our Preferred Investment of $37.0 million approximated its carrying value based on market rates for similar instruments. During March 2019, we received aggregate repayments of $13.0 million on our Preferred Investment.

Investments in unconsolidated affiliated real estate entities: We have ownership interests in two unconsolidated affiliated real estate entities as of December 31, 2018. As of December 31, 2018, we held (i) a 22.5% membership interest in The Cove Joint Venture, an affiliated real estate entity, which owns a 281-unit luxury waterfront multi-family rental property located in Tiburon, California (“The Cove”) and (ii) a 33.3% membership interest in the 40 East End Ave Joint Venture, which owns at parcel of land located, at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City on which it is constructing a luxury residential project consisting of 29 condominium units (the “40 East End Project”). We do not consolidate our ownership interests in these joint ventures but rather account for them under the equity method of accounting.

As described above, we engaged M&S to provide an appraisal of our investments in unconsolidated affiliated real estate entities, which included the two properties in which we held ownership interests as of December 31, 2018. In preparing the appraisal reports, M&S, among other things:

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

M&S prepared an appraisal report for The Cove summarizing key inputs and assumptions, using financial information provided by us and our Advisor. From such review, M&S determined a gross fair value of $266.0 million for The Cove, which equates to a capitalization rate of 4.01% for their direct capitalization analysis and a price per unit of $939,046 for their sales comparison analysis.

While we believe that the assumptions made by M&S are reasonable, a change in these assumptions would impact the calculations of the estimated values of The Cove. Assuming all other factors remain unchanged, a 25 basis point increase and decrease in the capitalization rates would result in a total decrease of $16.0 million ($3.6 million for our 22.5% ownership interest) and a total increase of $18 million ($4.1 million for our 22.5% ownership interest), respectively, in the value of The Cove as of December 31, 2018.

As of December 31, 2018, the estimated fair value of our 22.5% ownership interest in the Cove Joint Venture of approximately $20.9 million was calculated based on the gross appraised value of The Cove of $266.0 million less the fair value of the outstanding mortgage indebtedness of $174.1 million plus all other non-real estate assets, net of $1.2 million. The estimated fair value of our 22.5% ownership interest in the Cove Joint Venture compared to our carrying value of $17.2 million, both as of December 31, 2018, equates to an increase in value of 21.6%.

The following summarizes the valuation approach used for The 40 East End Ave. Joint Venture:

The 40 East End Project was under construction as of December 31, 2018. Accordingly, M&S deemed it appropriate to determine its gross fair value as of December 31, 2018 of approximately $165.9 million based on the fair value of the land parcel of $67.1 million (using a sales comparison approach) plus construction costs incurred of $98.8 million through that date. M&S also performed a discounted cash flow model to further corroborate their valuation.

As of December 31, 2018, the estimated fair value of our 33.3% ownership interest in the 40 East End Ave. Joint Venture of approximately $25.3 million was calculated based on the gross appraised value of The 40 East End Project of $165.9 million less (i) the fair value of the outstanding mortgage indebtedness of $52.0 million, (ii) the preferred member interests of $30.0 million and (iii) all other non-real estate liabilities, net of $8.6 million. The estimated fair value of our 22.5% ownership interest in the 40 East End Ave. Joint Venture compared to our carrying value of $13.6 million, both as of December 31, 2018, equates to an increase in value of 86.3%.

Cash and cash equivalents:  The estimated value of our cash and cash equivalents equals its carrying value.

Other assets: Our other assets consist of deposits, and prepaid expenses and other assets. The estimated values of these items approximate their carrying values due to their short maturities.

Due to related parties:  The estimated value of our due fto related parties approximates its carrying value due to its short maturity.

Other Liabilities:  Our other liabilities consist of our accounts payable and accrued expenses and distributions payable. The carrying values of these items were considered to equal their fair value due to their short maturities.

Subordinated advances – related party: Our Subordinated advances –related party, consisting of approximately $12.6 million of principal advances made by our Sponsor under the Subordinated Agreement and the related accrued interest, are classified as a liability on our consolidated balance sheets. However, for purposes of our NAV, we do not estimate their fair value in accordance with GAAP. Rather, the IPA’s Practice Guideline 2013-01 provides for adjustments to the NAV for preferred securities, special interests and incentive fees based on the aggregate NAV of the company and payable to the Sponsor in a hypothetical liquidation of the company as of the valuation date in accordance with the provisions of the partnership or Advisory agreements and the terms of the preferred securities. Because our Subordinated advances – related party are only payable to our Sponsor in a liquidation event, we believe they should be valued for our NAV in accordance with these provisions.

Accordingly, no allocations of value are made to our Subordinated advances – related party unless the estimated NAV per Share would have exceeded $10.00 per share plus a cumulative, pre-tax non-compounded annual return of 8.0% as of the indicated valuation date. From our inception through the termination of our offering on March 31, 2017, our Sponsor funded an aggregate of approximately $12.6 million of principal advances under the Subordinated Agreement. In the calculation of our estimated NAV as of December 31, 2018, an approximately $0.2 million allocation of value was made to our Subordinated advances – related party, representing the amount by which the estimated NAV per Share would have exceeded an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 8.0% as of December 31, 2018. Accordingly, the net portion of the NAV attributable to Subordinated advances – related party was approximately $12.4 million as of December 31, 2018.

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

The following factors may cause a stockholder not to ultimately realize distributions per share of common stock equal to the estimated NAV per Share upon liquidation:

•	The methodology used to determine estimated NAV per Share includes a number of estimates and assumptions that may not prove to be accurate or complete as compared to the actual amounts received in the liquidation;
•	In a liquidation, certain assets may not be liquidated at their estimated values because of transfer fees and disposition fees, which are not reflected in the estimated NAV calculation;
•	In a liquidation, debt obligations may have to be prepaid and the costs of any prepayment penalties may reduce the liquidation amounts. Prepayment penalties are not included in determining the estimated value of liabilities in determining estimated NAV;
•	In a liquidation, the real estate assets may derive a portfolio premium which premium is not considered in determining estimated NAV;
•	In a liquidation, the potential buyers of the assets may use different estimates and assumptions than those used in determining estimated NAV;
•	If the liquidation occurs through a listing of the common stock on a national securities exchange, the capital markets may value the Company’s net assets at a different amount than the estimated NAV. Such valuation would likely be based upon customary REIT valuation methodology including funds from operation, or FFO, multiples of other comparable REITs, FFO coverage of dividends and adjusted FFO payout of the Company’s anticipated dividend; and
•	If the liquidation occurs through a merger of the Company with another REIT, the amount realized for the common stock may not equal the estimated NAV per Share because of many factors including the aggregate consideration received, the make-up of the consideration (e.g., cash, stock or both), the performance of any stock received as part of the consideration during the merger process and thereafter, the reception of the merger in the market and whether the market believes the pricing of the merger was fair to both parties.”

Share Repurchase Program

Our share repurchase program may provide eligible stockholders with limited, interim liquidity by enabling them to sell shares of common stock back to us, subject to restrictions and applicable law. A selling stockholder must be unaffiliated with us, and must have beneficially held the shares of common stock for at least one year prior to offering the shares of common stock for sale to us through the share repurchase program. Subject to the limitations described in the Registration Statement, we may also redeem shares of common stock upon the request of the estate, heir or beneficiary of a deceased stockholder.

The prices at which stockholders who have held shares of common stock for the required one-year period may sell shares of common stock back to us are as follows:

•	in the case of the death of a stockholder: our estimated value per Common Share;

•	the below percentages, except for in the case of the death of a stockholder:, our estimated value per Common Share:

•	92.5% for stockholders who have continuously held their Common Shares for at least one year;

•	95% for stockholders who have continuously held their Common Shares for at least two years;

•	97.5% for stockholders who have continuously held their Common Shares for at least three years; and

•	100% for stockholders who have continuously held their Common Shares for at least four years.

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

Our Board of Directors, in its sole discretion, may choose at any time to terminate our share repurchase program, or reduce or increase the number of Common Shares purchased under the program, if it determines that the funds allocated to our share repurchase program are needed for other purposes, such as the acquisition, maintenance or repair of properties, or for use in making a declared distribution. A determination by our board of directors to eliminate, reduce or increase our share repurchase program will require the affirmative vote of our independent directors. From our date of inception through December 31, 2016, we repurchased 18,798 shares of common stock, at an average price per share of $9.75 per share. For the year ended December 31, 2017 we repurchased 20,236 shares of common stock, pursuant to our share repurchase program at an average price per share of $9.71 per share. For the year ended December 31, 2018 we repurchased 286,870 shares of common stock, pursuant to our share repurchase program at an average price per share of $9.38 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP, (prior to its termination) and available cash on hand.

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

Distributions, if any, are authorized at the discretion of our Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. Such analyses may include actual and anticipated operating cash flow, capital expenditure needs, general financial and market conditions, proceeds from asset sales and redemptions and other factors that our board of directors deem relevant. Our Board of Directors’ decisions will be substantially influenced by their obligation to ensure that we maintain our federal tax status as a REIT. We have and may continue to fund distributions with cash proceeds from the sale of shares of our common stock to fund distributions. We may continue to fund such distributions with cash proceeds from the sale of shares of our common stock or borrowings if we do not generate sufficient cash flow from our operations to fund distributions. Our ability to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular distributions will continue to be made or that we will maintain any particular level of distributions that we have established or may establish.

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

Total distributions declared during the years ended December 31, 3018 and 2017 were approximately $7.0 million and $6.8 million.

During the year ended December 31, 2018, we paid distributions of $7.0 million, of which $3.3 million, or 47%, was funded from our cash flows provided by operations and $3.7 million, or 53%, was funded from available cash on hand. During the year ended December 31, 2017, we declared distributions of $6.8 million, of which $3.6 million, or 53%, was funded from our cash flows provided by operations, $2.7 million, or 39%, was funded from proceeds from our Offering and $0.5 million, or 8%, was funded from proceeds from common stock issued under the DRIP.

Use of Public Offering Proceeds

Our registration statement on Form S-11 (the “Offering”), pursuant to which we offered to sell up to 30,000,000 shares of our common stock, par value $0.01 per share (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) at an initial price of $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares available pursuant to our distribution reinvestment plan (the “DRIP”) at an initial purchase price of $9.50 per share) was declared effective by the United States Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on February 26, 2015.

The Offering, which terminated on March 31, 2017, raised aggregate gross proceeds of approximately $85.6 million from the sale of approximately 8.9 million shares of common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor). After including aggregate principal advances from our Sponsor of $12.6 million under a subordinated loan agreement (the “Subordinated Agreement”) (as discussed below) and allowing for the payment of approximately $7.6 million in selling commissions and dealer manager fees and $3.2 million in organization and offering expenses, the Offering generated aggregate net proceeds of approximately $87.5 million.  In addition, the Company had issued approximately 0.1 million shares of common stock under its DRIP, representing approximately $1.2 million of additional proceeds under the Offering. The DRIP was terminated effective May 15, 2017.

On March 18, 2016, the Company and its Sponsor entered into the Subordinated Agreement, a subordinated unsecured loan agreement pursuant to which the Sponsor made aggregate principal advances of $12.6 million through March 31, 2017 (the termination date of the Offering).

In connection with the termination of the Offering, on March 31, 2017, the Company and the Sponsor simultaneously terminated the Subordinated Agreement. As a result of the termination, the Sponsor is no longer obligated to make any additional principal advances to the Company. Interest will continue to accrue on the outstanding principal advances and repayment, if any, of the principal advances and related accrued interest will still be made according to the terms of the Subordinated Agreement disclosed above.

As of both December 31, 2018 and 2017, $12.6 million of principal advances were outstanding. The outstanding principal advances, together with the related accrued interest of $445,771 and $258,817 as of December 31, 2018 and 2017, respectively, are classified as Subordinated advances – related party, a liability, on the consolidated balance sheets. During both of the years ended December 31, 2018 and 2017, the Company accrued $186,954 of interest expense on the principal advances.

Below is a summary of the expenses we have incurred in connection with the issuance and distribution of the registered securities since inception:

Type of Expense Amount
Selling commissions and dealer manager fees	$7,557,885
Other expenses incurred	3,180,431
Total offering costs incurred from inception through December 31, 2018	$10,738,316

Cumulatively, through December 31, 2018, we used our net offering proceeds of $87.5 million (including aggregate principal advances from our Sponsor of $12.6 million under the Subordinated Agreement), after deduction of offering expenses paid since inception of $10.7 million, as follows:

Cash	$4,350,896
Cash distributions not funded by operations	6,968,066
Investment in related party	37,000,000
Investments in unconsolidated affiated real estate entities	36,901,313
Redemption and cancellation of common stock	3,071,156
Other uses (primarily timing of payables)	(822,007)

Total uses	$87,469,424

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

Overview

Lightstone Real Estate Income Trust Inc. (the “Lightstone Income Trust”), incorporated in Maryland on September 9, 2014, elected to qualify to be taxed as a real estate investment trust for U.S federal tax purposes (“REIT”) beginning with the taxable year ended December 31, 2016.

Lightstone Income Trust, together with its subsidiaries is collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns refers to Lightstone Income Trust or the Company as required by the context in which any such pronoun is used.

The Company has and will continue to seek to originate, acquire and manage a diverse portfolio of real estate-related investments, including investments in mezzanine loans, first lien mortgage loans, second lien mortgage loans, bridge loans and/or preferred equity interests, in each case with a focus on investments intended to finance development or redevelopment opportunities. The Company may also invest in debt and derivative securities related to real estate assets. A substantial portion of the Company’s investments by value may be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly owned by, the Sponsor, by its affiliates or by real estate investment programs sponsored by it.

Our registration statement on Form S-11 (the “Offering”), pursuant to which we offered to sell up to 30,000,000 shares of our common stock, par value $0.01 per share (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) at an initial price of $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment plan (the “DRIP”) at an initial purchase price of $9.50 per share) was declared effective by the United States Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on February 26, 2015.

The Offering, which terminated on March 31, 2017, raised aggregate gross proceeds of approximately $85.6 million from the sale of approximately 8.9 million shares of common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor). After including aggregate principal advances from our Sponsor of $12.6 million made under a subordinated loan agreement (the “Subordinated Agreement”) (as discussed below) and allowing for the payment of approximately $7.6 million in selling commissions and dealer manager fees and $3.2 million in organization and offering expenses, the Offering generated aggregate net proceeds of approximately $87.5 million.  In addition, the Company issued approximately 0.1 million shares of common stock under its DRIP, representing approximately $1.2 million of additional proceeds under the Offering. The DRIP was terminated effective May 15, 2017.

On March 18, 2016, the Company and its Sponsor entered into the Subordinated Agreement, a subordinated unsecured loan agreement pursuant to which the Sponsor made aggregate principal advances of $12.6 million through March 31, 2017 (the termination date of the Offering).  The outstanding principal advances bear interest at a rate of 1.48%, but interest or principal is not due or payable to the Sponsor until holders of the Company’s Common Shares have received liquidation distributions equal to their respective net investments (defined as $10.00 per Common Share) plus a cumulative, pre-tax, non-compounded annual rate of 8% on their respective net investments.

Distributions in connection with a liquidation of the Company initially will be made to holders of its Common Shares until holders of its Common Shares have received liquidation distributions equal to their respective net investments plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments. Thereafter, only if additional liquidating distributions are available, the Company will be obligated to repay the outstanding principal advances and related accrued interest to the Sponsor, as described in the Subordinated Agreement. In the event that additional liquidation distributions are available after the Company repays its holders of common stock their respective net investments plus their 8% return on investment and then the outstanding advances under the Subordinated Agreement and accrued interest to its Sponsor, such additional distributions will be paid to holders of its Common Shares and its Sponsor: 85.0% of the aggregate amount will be payable to holders of the Company’s Common Shares and the remaining 15.0% will be payable to the Sponsor.

The principal advances and the related interest are subordinate to all of the Company’s obligations as well as to the holders of its Common Shares in an amount equal to the shareholder’s net investment plus a cumulative, pre-tax, non-compounded annual return of 8.0% and only potentially payable in the event of a liquidation of the Company.

In connection with the termination of the Offering, on March 31, 2017, the Company and the Sponsor simultaneously terminated the Subordinated Agreement. As a result of the termination, the Sponsor is no longer obligated to make any additional principal advances to the Company. Interest will continue to accrue on the outstanding principal advances and repayment, if any, of the principal advances and related accrued interest will still be made according to the terms of the Subordinated Agreement disclosed above.

As of both December 31, 2018 and 2017, $12.6 million of principal advances were outstanding. The outstanding principal advances, together with the related accrued interest of $445,771 and $258,817 as of December 31, 2018 and 2017, respectively, are classified as Subordinated advances – related party, a liability, on the consolidated balance sheets. During both of the years ended December 31, 2018 and 2017, the Company accrued $186,954 of interest expense on the principal advances.

We do not have employees. We entered into an advisory agreement with Lightstone Real Estate Income LLC, a Delaware limited liability company, which we refer to as the “Advisor,” pursuant to which the Advisor supervises and manages our day-to-day operations and selects our real estate and real estate related investments, subject to oversight by our Board of Directors. We pay the Advisor fees for services related to the investment and management of our assets, and we reimburse the Advisor for certain expenses incurred on our behalf.

To qualify and maintain our qualification as a REIT, we engage in certain activities through a wholly-owned taxable REIT subsidiary (“TRS”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Acquisitions and Investment Strategy

We have and expect to continue to seek to originate, acquire and manage a diverse portfolio of real estate-related investments such as mezzanine loans, first lien mortgage loans, second lien mortgage loans, bridge loans and preferred equity interests, in each case with a focus on investments intended to finance development or redevelopment opportunities some of which have been and may be with related parties. We may also invest in debt and derivative securities related to real estate assets, such as CMBS; CDOs; debt securities issued by real estate companies; and credit default swaps. We have and expect to continue to focus our origination and acquisition activity on real estate-related investments secured by or related to properties located in the United States, and primarily related-party investments. We sometimes refer to the foregoing types of investments as our targeted investments. We have and will continue to target investments that generally will offer predictable current cash flow and/or attractive risk-adjusted returns based on the underwriting criteria established and employed by our Advisor, which may include the anticipated leverage point, market and economic conditions, the location and quality of the underlying collateral and the borrower’s exit or refinancing plan. Our ability to execute our investment strategy may be enhanced through access to our Sponsor’s extensive experience in financing real estate projects it has sponsored, as opposed to a strategy that relies solely on buying assets in the open market from third-party originators. We have and will continue to seek to build a portfolio that includes some of or all the following investment characteristics: (a) provides current income; (b) is secured by high-quality commercial real estate; (c) includes subordinate capital investments by strong sponsors that support our investments and provide downside protection; and (d) possesses strong structural features that maximize repayment potential, such as a clear exit or refinancing plan by the borrower.

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

Investments

Through December 31, 2018, we have made the following three real estate and real estate-related investments:

105-109 W. 28th Street Preferred Investment

We have entered into an agreement, as amended, with various related party entities that provides for us to make aggregate preferred equity contributions (the “105-109 W. 28th Street Preferred Investment”) of up to $37.0 million in an affiliate of our Sponsor (the “Moxy Developer”), which owns a parcel of land located at 105-109 W. 28th Street, New York, New York, on which it constructed a 343-room Marriott Moxy hotel, which opened during February 2019. The 105-109 W. 28th Street Preferred Investment was made pursuant to an instrument that entitles us to monthly preferred distributions at a rate of 12% per annum and is redeemable by the Company on November 25, 2020.

As of both December 31, 2018 and 2017, the 105-109 W. 28th Street Preferred Investment had an outstanding balance of $37.0 million, which is classified in investment in related party on the consolidated balance sheets. During both the years ended December 31, 2018 and 2017, we recorded $4.5 million of investment income related to the 105-109 W. 28th Street Preferred Investment.

During March 2019, we received aggregate repayments of $13.0 million on our Preferred Investment.

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

In connection with the acquisition, the Company paid the Advisor an acquisition fee of approximately $0.6 million, equal to 1.0% of the Company’s pro-rata share of the contractual purchase price which is reflected in the Company’s carrying value which is included in investments in unconsolidated affiliated real estate entities on the consolidated balance sheets.

The Company paid approximately $20.0 million for a 22.5% membership interest in the Cove Joint Venture. The Company’s ownership interest in the Cove Joint Venture is a non-managing interest. The Company has determined that the Cove Joint Venture is a variable interest entity but the Company is not the primary beneficiary. The Company accounts for its ownership interest in the Cove Joint Venture in accordance with the equity method of accounting because it exerts significant influence over but does not control the Cove Joint Venture. All capital contributions and distributions of earnings from the Cove Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Cove Joint Venture are made to the members pursuant to the terms of the Cove Joint Venture’s operating agreement. An affiliate of Maximus is the asset manager of the Cove and receives certain fees as defined in the property management agreement for the management of the Cove. The Company commenced recording its allocated portion of profit/loss and cash distributions beginning as of January 31, 2017 with respect to its membership interest of 22.5% in the Cove Joint Venture.  During the year ended December 31, 2018, the Company made additional capital contributions of $2.2 million to the Cove Joint Venture.

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

Starting in 2013, the Cove has been undergoing an extensive refurbishment which was substantially completed in 2018. The members have used all of the remaining proceeds from the Loan and also invested additional capital as necessary for the refurbishment. The Guarantor has provided an additional guarantee of up to approximately $13.4 million (the “Refurbishment Guarantee”) to provide any necessary funds to complete the remaining renovations as defined in the Loan. The members have agreed to reimburse the Guarantor for any balance that may become due under the Refurbishment Guarantee, of which the Company’s share is up to approximately $3.3 million.

The Company has determined that the fair value of both the Loan Guarantee and the Refurbishment Guarantee are immaterial.

40 East End Ave. Joint Venture

On March 31, 2017, the Company entered into a joint venture agreement (the “40 East End Ave. Transaction”) with SAYT Master Holdco LLC, an entity majority-owned and controlled by David Lichtenstein, who also majority owns and controls the Company’s Sponsor, and a related party, (the “40 East End Seller”), pursuant to which it acquired 33.3% of the 40 East End Seller’s approximate 100% membership interest in 40 East End Ave. Pref Member LLC ( “40 East End Ave. Joint Venture”) for aggregate consideration of approximately $10.3 million. The Company subsequently made additional capital contributions aggregating $2.6 million to the 40 East End Ave. Joint Venture during 2017. During the year ended December 31, 2018, the Company made additional capital contributions of $1.2 million to the 40 East End Ave. Joint Venture.

The Company’s ownership interest in the 40 East End Ave. Joint Venture is a non-managing interest. Because the Company exerts significant influence over but does not control the 40 East End Ave. Joint Venture, it accounts for its ownership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting. All contributions to and distributions of earnings from the 40 East End Ave. Joint Venture are made on a pro rata basis in proportion to each Member’s equity interest percentage. Any distributions in excess of earnings from the 40 East End Ave. Joint Venture are made to the Members pursuant to the terms of its operating agreement. The Company commenced recording its allocated portion of earnings and cash distributions from the 40 East End Ave. Joint Venture beginning as of March 31, 2017 with respect to its membership interest of approximately 33.3% in the 40 East End Ave. Joint Venture. Additionally, Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a real estate investment trust also sponsored by the Company’s Sponsor, has made $30.0 million of preferred equity contributions (the “Preferred Contributions”) to a subsidiary of the 40 East End Ave. Joint Venture, pursuant to an instrument that entitles Lightstone I to monthly preferred distributions at a rate of 12% per annum. No distributions may be paid to the Members until the Preferred Contributions are redeemed in full.

The 40 East End Ave. Joint Venture, through affiliates, acquired a parcel of land located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City on which it is constructing a luxury residential project consisting of 29 condominium units (the “40 East End Ave. Project”). On March 21, 2017, the 40 East End Ave. Joint Venture obtained financing from a financial institution of up to $85.3 million (the “Mortgage Payable”) for the land acquisition and construction of the 40 East End Ave. Project. The Mortgage Payable initially matures on September 21, 2020 but may be further extended one additional year, subject to satisfaction of certain conditions. The Mortgage Payable bears interest at Libor plus 4.50% (subject to floor of 5.00%) and is collateralized by the 40 East End Ave. Project. During the initial term, the monthly interest due on the Mortgage Payable is funded under the remaining availability under the Mortgage Payable and thereafter, interest is payable monthly and principal payments are required to be made from condominium sales proceeds until the Mortgage Payable is repaid in full. As of December 31, 2018, the outstanding principal balance of the Mortgage Payable was approximately $54.1 million and the remaining availability was approximately $31.2 million. The Company’s Sponsor (the “40 East End Guarantor”) has provided certain guarantees with respect to the Mortgage Payable, including a completion guarantee and a carry costs guarantee for the 40 East End Ave. Project. The Members have agreed to reimburse the 40 East End Guarantor for any balance that may become due under the guarantees, of which the Company’s share is 33.3%.

As of December 31, 2018, the 40 East End Ave. Project was still under development but has incurred certain selling, general and administrative costs; including marketing/advertising costs and staffing, rent and other costs, and depreciation and amortization expense of furnishing and fixtures related to an off-site sales office, which opened in May 2018. To date, such costs have been fully funded under the Mortgage Payable.

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

Credit Losses and Impairment on Investments

Real Estate-Related Debt Investments

Real estate-related debt investments are considered impaired when, based on current information and events, it is probable that we will not be able to collect principal and interest amounts due according to the contractual terms. We assess the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of management is required in this analysis. We consider the estimated net recoverable value of the debt investment as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the debt investment, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each debt investment is maintained at a level that is determined to be adequate by management to absorb probable losses.

Income recognition is suspended for a debt investment at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired debt investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired debt investment is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method, until an accrual is resumed when the debt investment becomes contractually current and performance is demonstrated to be resumed. A debt investment is written off when it is no longer realizable or is legally discharged.

Investments in Unconsolidated Entities

We evaluate our investments in other entities for consolidation. We consider our percentage interest in the joint venture, evaluation of control and whether a variable interest entity exists when determining if the investment qualifies for consolidation or if it should be accounted for as an unconsolidated investment under the equity or cost method of accounting.

If an investment qualifies for the equity method of accounting, our investment is recorded initially at cost, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. The net income or loss of an unconsolidated investment is allocated to its investors in accordance with the provisions of the operating agreement of the entity. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences, if any, between the carrying amount of our investment in the respective joint venture and our share of the underlying equity of such unconsolidated entity are amortized over the respective lives of the underlying assets as applicable. These items are reported as a single line item in the consolidated statements of operations as income or loss from investments in unconsolidated affiliated entities. If an investment qualifies for the cost method of accounting, our investment is recorded initially at cost, and subsequently adjusted for cash contributions and distributions resulting from any capital events. Distributions received from the underlying entity are recorded as interest income.

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

Accounting for Organization and Other Offering Costs

We recorded selling commissions and dealer manager fees paid to our dealer manager, and other third-party offering expenses such as registration fees, due diligence fees, marketing costs and professional fees, as a reduction against additional paid-in capital. Any organization costs were expensed to general and administrative costs.

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

As of December 31, 2018 and 2017, we had no material uncertain income tax positions. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

To qualify and maintain our qualification as a REIT, we may engage in certain activities through taxable REIT subsidiaries (“TRSs”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Results of Operations

Through December 31, 2018, we have made three real estate and real estate-related investments. During the fourth quarter of 2015 we made an initial contribution of $4.0 million in our first investment, which we refer to as the 105-109 W. 28th Street Preferred Investment, which was made pursuant to an instrument that entitles us to monthly preferred distributions at a rate of 12% per annum. We subsequently made additional contributions aggregating $33.0 million towards the 105-109 W. 28th Street Preferred Investment during the year ended December 31, 2016. As a result, the outstanding balance of our 105-109 W. 28th Street Preferred Investment, which is fully funded, was $37.0 million as of both December 31, 2018 and 2017. On January 31, 2017, we made our second investment when we acquired a 22.5% membership in the Cove Joint Venture and on March 31, 2017, we made our third investment when we acquired an approximate 33.3% interest in 40 East End Ave. Pref Member LLC (“40 East End Ave. Joint Venture”). We account for our ownership interests in the Cove Joint Venture and 40 East End Ave. Joint Venture under the equity method of accounting. Our ownership interests in the Cove Joint Venture and the 40 East End Ave. Joint Venture are classified on our consolidated balance sheets in investments in unconsolidated affiliated real estate entities.

The operating results of our investments are reflected in our consolidated statements of operations commencing from their respective dates of acquisition. The Cove Joint Venture owns and operates the Cove, a 281-unit, luxury waterfront multifamily rental property located in Tiburon, California. The 40 East End Ave. Joint Venture, through affiliates, owns a parcel of land located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York, New York, on which it is constructing a luxury residential project consisting of 29 condominium units (the “40 East End Ave. Project”). As of and for all periods through December 31, 2018, the 40 East End Ave. Project was still under development but the 40 East End Ave. Joint Venture has incurred certain selling, general and administrative costs and depreciation and amortization expense related to an off-site sales office, which opened during May 2018.

See Note 4 of the Notes to Consolidated Financial Statements for additional information on our investments.

For the Year Ended December 31, 2018 vs. December 31, 2017

Investment income

Investment income, which is earned on our 105-109 W. 28th Street Preferred Investment, was $4.5 million for both of the years ended December 31, 2018 and 2017.

Loss from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities during the year ended December 31, 2018 was $3.3 million compared to $2.8 million for the same period in 2017. Our loss from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the Cove Joint Venture and the 40 East End Ave. Joint Venture. Commencing on January 31, 2017, which was the date that we acquired our interest, we have accounted for our ownership interest in the Cove Joint Venture under the equity method of accounting. Commencing on March 31, 2017, which was the date that we acquired our interest, we have accounted for our ownership in the 40 East End Ave. Joint Venture under the equity method of accounting (See Note 4 of the Notes to Consolidated Financial Statements for additional information).

General and administrative expenses

General and administrative expenses increased by $0.1 million to $1.2 million during the year ended December 31, 2018 compared to $1.1 million for the same period in 2017. The increase reflects an increase in the asset management fees paid to our Advisor as a result of the timing of our investments as well as higher accounting fees during the 2018 period.

Interest expense

Interest expense, which is attributable to principal advances from our Sponsor made under a subordinated unsecured loan agreement was $0.2 million for the both of the year ended December 31, 2018 and 2017.

Financial Condition, Liquidity and Capital Resources

Overview:

For the year ended December 31, 2018, our primary source of funds was approximately $3.3 million of cash flows from operations.

During March 2019, we received aggregate repayments of $13.0 million on our 105-109 W. 28th Preferred Investment. As a result, our future sources of funds over the next twelve months are expected to consist of these funds plus our other available cash on hand along with cash flows from our operations. We currently believe that these cash resources will be sufficient to satisfy our cash requirements (primarily operating expenses and any required distributions to maintain our qualification as a REIT) for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

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

We may also obtain lines of credit to be used to acquire real estate and/or real estate related investments. If obtained, these lines of credit will be at prevailing market terms and will be repaid proceeds from the sale or refinancing of real estate and/or real estate related investments, working capital and/or permanent financing. Our Sponsor and/or its affiliates may guarantee our lines of credit although they are not obligated to do so. We expect that such properties may be purchased by our Sponsor’s affiliates on our behalf, in our name, in order to minimize the imposition of a transfer tax upon a transfer of such properties to us.

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

We have agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the period indicated:

	For the Years Ended December 31,
	2018	2017
Acquisition fee (1)	$-	$573,750
Asset management fees (general and administrative costs)	627,028	574,072
Total	$627,028	$1,147,822

(1)	The acquisition fee for our investment in the Cove Joint Venture of $573,750 during the year ended December 31, 2017 was capitalized and included in unconsolidated affiliated real estate entities on the consolidated balance sheets.

Summary of Cash Flows. The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2018	Year Ended December 31, 2017

Cash flows provided by operating activities	$3,338,566	$3,633,549
Cash flows used in investing activities	(3,369,847)	(27,844,216)
Cash flows (used in)/provided by financing activities	(9,681,824)	16,400,428
Net change in cash and cash equivalents	(9,713,105)	(7,810,239)
Cash and cash equivalents, beginning of the year	14,064,001	21,874,240
Cash and cash equivalents, end of the year	$4,350,896	$14,064,001

Our principal sources of cash flow have been derived from operating cash flows. In the future, after taking into consideration the repayment of 105-109 W. 28th Street Preferred Investment, we believe our cash available on hand together with our expected earnings, redemptions and/or distributions from our investments will provide us with sufficient resources to fund our anticipated operating expenses, capital contributions, redemptions and cancellations of shares of our common stock, if approved, and distributions to our shareholders, if any, required to maintain our qualification as a REIT. We also expect to use these sources of liquidity and potential financings to fund future investment activities.

Operating activities

The net cash provided by operating activities of $3.3 million during the 2018 period primarily related to our net loss of $0.2 million adjusted by adding back our loss from investments in unconsolidated affiliated real estate entities of $3.3 million and by changes in assets and liabilities of $0.2 million.

Investing activities

The cash used in investing activities of $3.4 million during the 2018 period consisted of capital contributions made related to our investments in unconsolidated affiliated real estate entities.

Financing activities

The net cash used by financing activities of $9.7 million during the 2018 period consists of distributions of $7.0 million to common stockholders and redemptions and cancellation of common stock of $2.7 million.

We believe that these cash resources, including the repayment of 105-109 W. 28th Street Preferred Investment, will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

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

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our date of inception through December 31, 2016, we repurchased 18,798 shares of common stock, at an average price per share of $9.75 per share. For the year ended December 31, 2017 we repurchased 20,236 shares of common stock, pursuant to our share repurchase program at an average price per share of $9.71 per share. For the year ended December 31, 2018 we repurchased 286,870 shares of common stock, pursuant to our share repurchase program at an average price per share of $9.38 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP, (prior to its termination) and available cash on hand.

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

The following table presents a reconciliation of FFO and MFFO to net income:

	For the Years Ended December 31,
	2018	2017
Net (loss)/income	$(187,781)	$419,506
FFO adjustments:
Adjustments to equity earnings from unconsolidated affiliated real estate entities, net	2,635,424	2,625,903
FFO	2,447,643	3,045,409
MFFO adjustments:

Other adjustments:
Acquisition and other transaction related costs expensed	-	-
MFFO	2,447,643	3,045,409
Straight-line rent(1)	-	-
MFFO - IPA recommended format	$2,447,643	$3,045,409

Net (loss)/income	$(187,781)	$419,506
Less: net (income)/loss attributable to noncontrolling interests	-	-
Net (loss)/income applicable to Company's common shares	$(187,781)	$419,506
Net (loss)/income per common share, basic and diluted	$(0.02)	$0.05

FFO	$2,447,643	$3,045,409
Less: FFO attributable to noncontrolling interests	-	-
FFO attributable to Company's common shares	$2,447,643	$3,045,409
FFO per common share, basic and diluted	$0.28	$0.36

MFFO - IPA recommended format	$2,447,643	$3,045,409
Less: MFFO attributable to noncontrolling interests	-	-
MFFO attributable to Company's common shares	$2,447,643	$3,045,409

Weighted average number of common shares outstanding, basic and diluted	8,750,973	8,577,336

(1)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions declared and cumulative FFO:

For the period September 9, 2014
(date of inception) through
December 31, 2018

FFO	$6,917,227
Cumulative distributions declared	$16,309,169

For the years ended December 31, 2018 and 2017, we paid cash distributions of $7.0 million and $6.0 million, respectively.

New Accounting Pronouncements

See Note 2 to the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2018 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 8.  FINANCIAL STATEMENTS

Lightstone Real Estate Income Trust Inc. and Subsidiaries

(a Maryland corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lightstone Real Estate Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightstone Real Estate Income Trust, Inc. and Subsidiaries (the “Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

EISNERAMPER LLP

Iselin, New Jersey

March 25, 2019

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

Assets

Investment in related party	$37,000,000	$37,000,000
Investments in unconsolidated affiliated real estate entities	30,783,855	30,717,641
Cash and cash equivalents	4,350,896	14,064,001
Deposit and other assets	10,374	8,878

Total Assets	$72,145,125	$81,790,520

Liabilities and Stockholders' Equity

Accounts payable and other accrued expenses	$90,468	$56,104
Due to related parties	57,775	54,882
Distributions payable	587,405	606,897
Subordinated advances - related party	13,077,784	12,890,830

Total liabilities	13,813,432	13,608,713

Commitments and Contingencies

Stockholders' Equity:

Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized, 8,665,262 and 8,952,132 shares issued and outstanding, respectively	86,653	89,521
Additional paid-in-capital	72,898,310	75,586,926
Accumulated deficit	(14,653,270)	(7,494,640)
Total Stockholders' Equity	58,331,693	68,181,807

Total Liabilities and Stockholders' Equity	$72,145,125	$81,790,520

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December, 31
	2018	2017

Income:
Investment income	$4,508,913	$4,501,667
Loss from investments in unconsolidated affiliated real estate entities	(3,303,633)	(2,813,825)

Total income	1,205,280	1,687,842

Expenses:
General and administrative costs	1,206,107	1,081,382
Interest expense	186,954	186,954

Total expenses	1,393,061	1,268,336

Net (loss)/income	$(187,781)	$419,506

Net (loss)/income per common share, basic and diluted	$(0.02)	$0.05

Weighted average number of common shares outstanding, basic and diluted	8,750,973	8,577,336

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common		Paid-In	Subscription	Accumulated	Total
	Shares	Amount	Capital	Receivable	Deficit	Equity

BALANCE, December 31, 2016	6,397,005	$63,970	$52,616,396	$(274,449)	$(1,069,145)	$51,336,772

Net income	-	-	-	-	419,506	419,506
Distributions declared	-	-	-	-	(6,845,001)	(6,845,001)
Proceeds from offering	2,506,031	25,060	24,865,186	274,449	-	25,164,695
Shares issued from distribution reinvestment program	69,332	693	657,959	-	-	658,652
Redemption and cancellation of shares	(20,236)	(202)	(196,217)	-		(196,419)
Selling commissions and dealer manager fees	-	-	(2,330,905)	-	-	(2,330,905)
Other offering costs	-	-	(25,493)	-	-	(25,493)

BALANCE, December 31, 2017	8,952,132	89,521	75,586,926	-	(7,494,640)	68,181,807

Net loss	-	-	-	-	(187,781)	(187,781)
Distributions declared	-	-	-	-	(6,970,849)	(6,970,849)
Redemption and cancellation of shares	(286,870)	(2,868)	(2,688,616)	-	-	(2,691,484)

BALANCE, December 31, 2018	8,665,262	$86,653	$72,898,310	$-	$(14,653,270)	$58,331,693

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(187,781)	$419,506
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Loss from investments in unconsolidated affiliated real estate entities	3,303,633	2,813,825
Changes in assets and liabilities:
(Increase)/decrease in other assets	(1,496)	122,585
Increase in accounts payable and other accrued expenses	34,363	7,101
Increase in accrued interest on subordinated advances - related party	186,954	186,954
Increase in due to related parties	2,893	83,578
Net cash provided by operating activities	3,338,566	3,633,549

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in unconsolidated affiliated real estate entities	(3,369,847)	(27,844,216)
Cash used in investing activities	(3,369,847)	(27,844,216)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	25,164,695
Payment of commissions and offering costs	-	(2,575,121)
Redemption and cancellation of common stock	(2,691,484)	(196,419)
Distributions paid to Company's common stockholders	(6,990,340)	(5,992,727)
Net cash (used in)/provided by financing activities	(9,681,824)	16,400,428

Net change in cash and cash equivalents	(9,713,105)	(7,810,239)
Cash and cash equivalents, beginning of year	14,064,001	21,874,240
Cash and cash equivalents, end of year	$4,350,896	$14,064,001

Supplemental disclosure of cash flow information:
Distributions declared, but not paid	$587,405	$606,897
Value of shares issued from distribution reinvestment program	$-	$658,652
Application of deposit to acquisition of investment property	$-	$5,687,250

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

1. Organization and Offering

Lightstone Real Estate Income Trust Inc. (‘‘Lightstone Income Trust’’), incorporated in Maryland on September 9, 2014, elected to qualify to be taxed as a real estate investment trust for U.S. federal income tax purposes (‘‘REIT’’) beginning with the taxable year ended December 31, 2016.

On September 12, 2014, Lightstone Income Trust sold 20,000 Common Shares to Lightstone Real Estate Income LLC, a Delaware limited liability company (the ‘‘Advisor’’), an entity majority owned by David Lichtenstein, for $200,000, or $10.00 per share. Mr. Lichtenstein also is a majority owner of the equity interests of Lightstone Income Trust’s sponsor, The Lightstone Group, LLC (the ‘‘Sponsor’’).

Subject to the oversight of Lightstone Income Trust’s board of directors (the “Board of Directors”), the Advisor has primary responsibility for making investment decisions and managing Lightstone Income Trust’s day-to-day operations. Mr. Lichtenstein also acts as the Chairman and Chief Executive Officer of Lightstone Income Trust. As a result, he exerts influence over but does not control Lightstone Income Trust.

Lightstone Income Trust, together with its subsidiaries is collectively referred to as the ‘‘Company’’ and the use of ‘‘we,’’ ‘‘our,’’ ‘‘us’’ or similar pronouns refers to Lightstone Income Trust or the Company as required by the context in which any such pronoun is used.

The Company’s registration statement on Form S-11 (the “Offering”), pursuant to which it offered to sell up to 30,000,000 shares of its common stock, par value $0.01 per share (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) at an initial price of $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares which were available pursuant to its distribution reinvestment program (the ‘‘DRIP’’) which were offered at a discounted price equivalent to 95% of the initial price per Common Share) was declared effective on February 26, 2015 by the United States Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933.

The Offering, which terminated on March 31, 2017, raised aggregate gross proceeds of approximately $85.6 million from the sale of approximately 8.9 million shares of common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor). After including aggregate principal advances from our Sponsor of $12.6 million made under a subordinated loan agreement (the “Subordinated Agreement”) (as discussed in Note 4) and allowing for the payment of approximately $7.6 million in selling commissions and dealer manager fees and $3.2 million in organization and offering expenses, the Offering generated aggregate net proceeds of approximately $87.5 million.

Orchard Securities, LLC (the ‘‘Dealer Manager’’) served as the dealer manager of the Offering through its termination on March 31, 2017.

On April 21, 2017, the Company’s board of directors approved the termination of the DRIP effective May 15, 2017. Previously, the Company’s stockholders had an option to elect the receipt of shares of the Company’s common stock in lieu of cash distributions under the Company’s DRIP. As a result, all subsequent distributions have been in the form of cash. In addition, through May 15, 2017 (the termination date of the DRIP), the Company had issued approximately 0.1 million shares of common stock under its DRIP, representing approximately $1.2 million of additional proceeds under the Offering.

The Company has and will continue to seek to originate, acquire and manage a diverse portfolio of real estate and real estate-related investments; including investments in mezzanine loans, first lien mortgage loans, second lien mortgage loans, bridge loans and preferred equity interests, in each case with a focus on investments intended to finance development or redevelopment opportunities. The Company may also invest in debt and derivative securities related to real estate assets. A substantial portion of the Company’s investments by value may be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly owned by, the Sponsor, by its affiliates or by real estate investment programs sponsored by it. Although the Company expects that most of its investments will be of these types, it may make other investments. In fact, it may invest in whatever types of real estate-related investments that it believes are in its best interests.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

The Company has no employees. The Company retains the Advisor to manage its affairs on a day-to-day basis. The Advisor is an affiliate of the Sponsor and will receive compensation and fees for services related to the investment and management of the Company’s assets. The Advisor received fees during the Company’s organization and offering stages and will receive fees during its operational and liquidation/listing stages. (See Note 4 for a summary of related-party fees.)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  To date, the Company has not experienced any losses on its cash and cash equivalents.

Real Estate-Related Debt Investments

The Company intends to hold its real estate-related debt investments until maturity and accordingly, they are carried at cost, net of any related unamortized loan fees, origination fees, discounts, premiums and unfunded commitments. Real estate-related debt investments that are deemed impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value. Real estate-related debt investments that we do not intend to hold for the foreseeable future or until their expected payoff are classified as held for sale and recorded at the lower of cost or fair value.

Investment income is recognized on an accrual basis and any related premium, discount, origination costs and fees are amortized over the life of the investment using the effective interest method. The amortization is reflected as an adjustment to investment income in the Company’s statements of operations. The amortization of any premium or accretion of any discount is discontinued if such debt investment is reclassified to held for sale.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

Credit Losses and Impairment on Investments

Real Estate-Related Debt Investments

Real estate-related debt investments are considered impaired when, based on current information and events, it is probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms. The Company assesses the credit quality of its real estate-related debt investments and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of management is required in this analysis. The Company considers the estimated net recoverable value of the debt investment as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the debt investment, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each debt investment is maintained at a level that is determined to be adequate by management to absorb probable losses.

Income recognition is suspended for a debt investment at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired debt investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired debt investment is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method, until an accrual is resumed when the debt investment becomes contractually current and performance is demonstrated to be resumed. A debt investment is written off when it is no longer realizable or is legally discharged.

Investments in Unconsolidated Entities

The Company evaluates its investments in other entities for consolidation. It considers its percentage interest in the joint venture, evaluation of control and whether a variable interest entity exists when determining whether or not the investment qualifies for consolidation or if it should be accounted for as an unconsolidated investment under either the equity or cost method of accounting.

If an investment qualifies for the equity method of accounting, the Company’s investment is recorded initially at cost, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. The net income or loss of an unconsolidated investment is allocated to its investors in accordance with the provisions of the operating agreement of the entity. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences, if any, between the carrying amount of our investment in the respective joint venture and the Company’s share of the underlying equity of such unconsolidated entity are amortized over the respective lives of the underlying assets as applicable. These items are reported as a single line item in the statements of operations as income or loss from investments in unconsolidated affiliated entities.

If an investment qualifies for the cost method of accounting, the Company’s investment is recorded initially at cost, and subsequently adjusted for cash contributions and distributions resulting from any capital events. Distributions received from the underlying entity are recorded as interest or dividend income.

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

For the Years Ended December 31, 2018 and 2017

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

As of December 31, 2018 and 2017, the Company had no material uncertain income tax positions. Additionally, even if the Company continues to qualify as a REIT, it may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on its undistributed income.

Organization and Offering Costs

Organization costs were expensed as incurred as general and administrative costs.

Offering costs were accounted for as a reduction against additional paid-in capital as costs were incurred and included all costs and expenses paid by the Company in connection with its formation and the Offering, including the Company’s legal, accounting, printing, mailing and filing fees, charges of the escrow agent, reimbursements to the Dealer Manager and participating broker-dealers for due diligence expenses set forth in detailed and itemized invoices, amounts to reimburse the Advisor for its portion of the salaries of the employees of its affiliates who provide services to the Advisor, and other costs in connection with oversight of such Offering and the marketing process, such as preparing supplemental sales materials, holding educational conferences and attending retail seminars conducted by the Dealer Manager or participating broker-dealers.

Concentration of Risk

The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times, may exceed U.S. federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash and cash equivalents.

Net Earnings per Common Share

Net earnings per Common Share will be computed by dividing the earnings by the weighted average number of shares of common stock outstanding.

New Accounting Pronouncements

In August 2018, the SEC adopted the final rule amending certain disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded. In addition, the amendments expand the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The rule was effective on November 5, 2018 and will be effective for the quarter that begins after the effective date.  Since the Company already includes a year to date consolidated statement of stockholders’ equity in our interim financial statement filings, the adoption of this guidance will result in the inclusion of a quarter to date consolidated statement of stockholders equity in our second and third quarter interim financial statement filings and the inclusion of corresponding prior periods statement of stockholders’ equity for all periods presented.

The Company has reviewed and determined that other recently issued accounting pronouncements will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its current operations.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

3. Stockholders’ Equity

Preferred Stock

The Company’s charter authorizes the Company’s board of directors to designate and issue one or more classes or series of preferred stock without approval of the holders of Common Shares. On February 11, 2015, the Company amended and restated its charter to authorize the issuance of 50,000,000 shares of preferred stock. Prior to the issuance of shares of each class or series, the board of directors will be required by Maryland law and by the charter to set, subject to the charter restrictions on ownership and transfer of stock, the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of each class or series of preferred stock so issued, which may be more beneficial than the rights, preferences and privileges attributable to Common Shares. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. As of December 31, 2018 and 2017, the Company had no outstanding shares of preferred stock.

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

Subscription Receivable

The subscription receivable related to shares issued to the Company’s shareholders for which the proceeds had not yet been received by the Company solely due to a fact of timing of transfers from the escrow agent holding the funds. There were no outstanding subscription receivable as of December 31, 2018 and 2017.

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

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

Total distributions declared during the years ended December 31, 2018 and 2017 were $7.0 million and $6.8 million, respectively.

On March 14, 2019, the Board of Directors authorized and the Company declared a distribution for each month during the three-month period ending June 30, 2019. The distributions will be calculated based on shareholders of record at a rate of $0.002191781 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 8.0% annualized rate based on a share price of $10.00 payable on or about the 15th day following each month end to stockholders of record at the close of business on the last day of the prior month.

Distribution Payments

On November 14, 2018, December 15, 2018 and January 14, 2019, the Company paid distributions for the months ended October 31, 2018, November 30, 2018 and December 31, 2018, respectively, totaling $1.7 million. The distributions were paid in cash.

4. Related Party Transactions and Other Arrangements

The Company had an agreement with the Dealer Manager for services related to the Offering which was terminated on March 31, 2017. In addition, the Company has agreements with the Advisor and its affiliates to pay certain fees, in exchange for services performed by these entities.

The following table summarizes all the compensation and fees the Company paid or may pay to the Dealer Manager or to the Advisor or its affiliates, including amounts to reimburse their costs in providing services.

Organization and Offering Stage
Fees	Amount

Selling Commissions	The Dealer Manager received selling commissions in an amount of up to 7% of the gross proceeds in the Primary Offering. From the Company’s inception through March 31, 2017 (the termination date of the Offering), the Company incurred $5.1 million of selling commissions.

Dealer Manager Fee	The Dealer Manager received a dealer manager fee in an amount of up to 3% of gross proceeds in the Primary Offering. From the Company’s inception through March 31, 2017 (the termination date of the Offering), the Company incurred $2.5 million of dealer manager fees.

Organization and Offering Expenses	The Company reimbursed the Advisor for all organization and offering expenses that it funded in connection with the Offering, other than the selling commissions and dealer manager fee. From the Company’s inception through March 31, 2017 (the termination date of the Offering), approximately $3.2 million of organization and offering costs were incurred.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

Operational Stage
Fees	Amount

Acquisition Fee	The Company pays to the Advisor or its affiliates 1% of the amount funded by us to originate or acquire an investment (including the Company’s pro rata share (direct or indirect) of debt incurred in respect of such investment, but excluding acquisition fees and acquisition expenses). Notwithstanding the foregoing, the Company will not pay any acquisition fee to the Advisor or any of its affiliates with respect to any transaction between the Company and the Sponsor, any of its affiliates or any program sponsored by it.

Acquisition Expenses	The Company reimburses the Advisor for expenses actually incurred related to selecting, originating or acquiring investments on the Company’s behalf, regardless of whether or not the Company acquires the related investments. In addition, the Company pays third parties, or reimburses the Advisor or its affiliates, for any investment-related expenses due to third parties, including, but not limited to, legal fees and expenses, travel and communications expenses, accounting fees and expenses and other closing costs and miscellaneous expenses, regardless of whether or not the Company acquires the related investments. In no event will the total of all acquisition fees and acquisition expenses (including those paid to third parties, as described above) with respect to a particular investment be unreasonable or, except in limited circumstances, exceed 5% of the amount funded by us to originate or acquire an investment (including the Company’s pro rata share (direct or indirect) of debt attributable to such investment, but exclusive of acquisition fees and acquisition expenses).

Asset Management Fee	The Company pays the Advisor or its assignees a monthly asset management fee equal to one-twelfth (1⁄12) of 1% of the cost of the Company’s assets. The cost of the Company’s assets means the amount funded by the Company for investments, including expenses and any financing attributable to such investments, less any principal received on such investments.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

Operational Stage (continued)
Fees	Amount

Operating Expenses	The Company reimburses the Advisor’s costs of providing administrative services, subject to the limitation that the Company generally will not reimburse the Advisor for any amount by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets (as defined in the advisory agreement), and (ii) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of investments for that period. After the end of any fiscal quarter for which the Company’s total operating expenses exceed this 2%/25% limitation for the four fiscal quarters then ended, if the Company’s independent directors exercise their right to conclude that this excess was justified, this fact will be disclosed in writing to the holders of Common Shares within 60 days. If the Company’s independent directors do not determine such excess expenses are justified, the Advisor is required to reimburse the Company, at the end of the four preceding fiscal quarters, by the amount that the Company’s aggregate annual total operating expenses paid or incurred exceed this 2%/25% limitation.

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

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

Liquidation/Listing Stage
Fees	Amount
Disposition Fee	For substantial assistance in connection with the sale of investments and based on the services provided, as determined by the Company’s independent directors, the Company will pay to the Advisor or any of its affiliates a disposition fee equal to up to 1% of the contractual sales price of each investment sold. The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt instrument unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (a) 1% of the principal amount of the debt prior to such transaction; and (b) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of debt, the Company will pay a disposition fee upon the sale of such property.

Annual Subordinated Performance Fee	The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the annual return to holders of Common Shares, payable annually in arrears. Specifically, in any year in which holders of Common Shares receive payment of an 8% annual cumulative, pre-tax, non- compounded return on the aggregate capital contributed by them, the Advisor will be entitled to 15% of the amount in excess of the 8% per annum return; provided, that the annual subordinated performance fee will not exceed 10% of the aggregate return paid to the holders of Common Shares for the applicable year, and provided, further, that the annual subordinated performance fee will not be paid unless and until holders of Common Shares receive a return of the aggregate capital contributed by them. This fee will be payable only from net sales proceeds, which results in, or is deemed to result in, the return on the aggregate capital contributed by holders of Common Shares plus 8% per annum thereon.

Subordinated Participation in Net Sales Proceeds (payable only if the Company is not listed on an exchange and the advisory agreement is not terminated or non-renewed)	The Advisor will receive from time to time, when available, including in connection with a merger, consolidation or sale, or other disposition of all or substantially all the Company’s assets, 15% of remaining “net sales proceeds” (as defined in the Company’s charter) after return of capital contributions plus payment to holders of Common Shares of an 8% annual cumulative, pre-tax, non-compounded return on the aggregate capital contributed by them.

Subordinated Incentive Listing Fee (payable only if we are listed on an exchange)	Upon the listing of the Common Shares on a national securities exchange, including a listing in connection with a merger or other business combination, the Advisor will receive a fee equal to 15% of the amount by which the sum of the Company’s market value (determined after listing) plus distributions attributable to net sales proceeds paid to the holders of Common Shares exceeds the sum of the aggregate capital contributed by them plus an amount equal to an 8% annual cumulative, pre-tax, non-compounded return.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

Liquidation/Listing Stage (continued)
Fees	Amount
Subordinated Fee upon Termination or Non- Renewal of the Advisory Agreement	Upon termination or non-renewal of the advisory agreement with or without cause, including for poor performance by the Advisor, the Advisor will be entitled to receive a fee equal to 15% of the amount by which the sum of the market value of the Company’s investments (as of the date of termination or non-renewal) plus distributions attributable to net sales proceeds paid to holders of Common Shares exceeds the sum of the aggregate capital contributed by them plus an amount equal to an 8% annual cumulative, pre-tax, non-compounded return; provided, however, that the subordinated fee upon termination or non-renewal of the advisory agreement will not be paid unless and until holders of Common Shares receive a return of the aggregate capital contributed by them plus 8% annually thereon.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the period indicated:

	For the Years Ended December 31,
	2018	2017
Acquisition fee (1)	$-	$573,750
Asset management fees (general and administrative costs)	627,028	574,072
Total	$627,028	$1,147,822

(1) The acquisition fee for the Company’s investment in the Cove Joint Venture (see below) of $573,750 during the year ended December 31, 2017 was capitalized and included in its investments in unconsolidated affiliated real estate entities on the consolidated balance sheets.

From the Company’s inception through the termination of the Offering on March 31, 2017, it incurred selling commissions and dealer manager fees which were payable to the Dealer Manager pursuant to various agreements. These selling commissions and dealer manager fees and other third-party offering costs such as registration fees, due diligence fees, marketing costs, and professional fees were accounted for as a reduction against additional paid-in capital as costs were incurred. Organizational costs were expensed as general and administrative costs. During the three months ended March 31, 2017, the Company incurred approximately $2.3 million of selling commissions and deal manager fees and less than $0.1 million of other offering costs. The Company has not incurred any of these costs subsequent to the termination of the Offering.

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

			As of
Entity	Date of Ownership	Ownership %	December 31, 2018	December 31, 2017
RP Maximus Cove, L.L.C. (the "Cove Joint Venture")	January 31, 2017	22.5%	$17,214,789	$17,805,871
40 East End Ave. Pref Member LLC ( “40 East End Ave. Joint Venture”)	March 31, 2017	33.3%	13,569,066	12,911,770

Total investments in unconsolidated affiliated real estate entities			$30,783,855	$30,717,641

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

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

In connection with the acquisition, the Company paid the Advisor an acquisition fee of approximately $0.6 million, equal to 1.0% of the Company’s pro-rata share of the contractual purchase price which is reflected in the Company’s carrying value which is included in investments in unconsolidated affiliated real estate entities on the consolidated balance sheets.

The Company paid approximately $20.0 million for a 22.5% membership interest in the Cove Joint Venture. The Company’s ownership interest in the Cove Joint Venture is a non-managing interest. The Company has determined that the Cove Joint Venture is a variable interest entity but the Company is not the primary beneficiary. The Company accounts for its ownership interest in the Cove Joint Venture in accordance with the equity method of accounting because it exerts significant influence over but does not control the Cove Joint Venture. All capital contributions and distributions of earnings from the Cove Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Cove Joint Venture are made to the members pursuant to the terms of the Cove Joint Venture’s operating agreement. An affiliate of Maximus is the asset manager of the Cove and receives certain fees as defined in the property management agreement for the management of the Cove. The Company commenced recording its allocated portion of profit/loss and cash distributions beginning as of January 31, 2017 with respect to its membership interest of 22.5% in the Cove Joint Venture.  During the year ended December 31, 2018, the Company made additional capital contributions of $2.2 million to the Cove Joint Venture.

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

Starting in 2013, the Cove has been undergoing an extensive refurbishment which was substantially completed in 2018. The members have used all of the remaining proceeds from the Loan and also invested additional capital as necessary for the refurbishment. The Guarantor has provided an additional guarantee of up to approximately $13.4 million (the “Refurbishment Guarantee”) to provide any necessary funds to complete the remaining renovations as defined in the Loan. The members have agreed to reimburse the Guarantor for any balance that may become due under the Refurbishment Guarantee, of which the Company’s share is up to approximately $3.3 million.

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

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

The following table represents the condensed income statements for the Cove Joint Venture:

(amounts in thousands)	For the Year Ended December 31, 2018	For the Period January 31, 2017 (date of investment) through December 31, 2017
Revenues	$14,604	$12,291

Property operating expenses	4,995	4,300
General and administrative costs	169	249
Depreciation and amortization	10,211	8,743
Operating loss	(771)	(1,001)

Interest expense and other, net	(11,002)	(8,578)
Net loss	$(11,773)	$(9,579)
Company's share of net loss (22.5%)	$(2,649)	$(2,155)
Adjustment to depreciation and amortization expense (1)	(97)	(659)
Company's loss from investment	$(2,746)	$(2,814)

The following table represents the condensed balance sheets for the Cove Joint Venture:

	As of	As of
(amounts in thousands)	December 31, 2018	December 31, 2017

Real estate, at cost (net)	$148,441	$149,727
Cash and restricted cash	2,138	2,538
Other assets	1,810	1,541
Total assets	$152,389	$153,806

Mortgage payable, net	$174,098	$173,534
Other liabilities	2,776	2,830
Members' deficit (1)	(24,485)	(22,558)
Total liabilities and members' deficit	$152,389	$153,806

(1)	The adjustment to depreciation and amortization expense relates to the difference between the Company’s basis in the Cove Joint Venture and the amount of the underlying equity in net assets of the Cove Joint Venture.

40 East End Ave. Joint Venture

On March 31, 2017, the Company entered into a joint venture agreement (the “40 East End Ave. Transaction”) with SAYT Master Holdco LLC, an entity majority-owned and controlled by David Lichtenstein, who also majority owns and controls the Company’s Sponsor, and a related party, (the “40 East End Seller”), pursuant to which it acquired 33.3% of the 40 East End Seller’s approximate 100% membership interest in 40 East End Ave. Pref Member LLC ( “40 East End Ave. Joint Venture”) for aggregate consideration of approximately $10.3 million. The Company subsequently made additional capital contributions aggregating $2.6 million to the 40 East End Ave. Joint Venture during 2017. During the year ended December 31, 2018, the Company made additional capital contributions of $1.2 million to the 40 East End Ave. Joint Venture.

The Company’s ownership interest in the 40 East End Ave. Joint Venture is a non-managing interest. Because the Company exerts significant influence over but does not control the 40 East End Ave. Joint Venture, it accounts for its ownership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting. All contributions to and distributions of earnings from the 40 East End Ave. Joint Venture are made on a pro rata basis in proportion to each Member’s equity interest percentage. Any distributions in excess of earnings from the 40 East End Ave. Joint Venture are made to the Members pursuant to the terms of its operating agreement. The Company commenced recording its allocated portion of earnings and cash distributions from the 40 East End Ave. Joint Venture beginning as of March 31, 2017 with respect to its membership interest of approximately 33.3% in the 40 East End Ave. Joint Venture. Additionally, Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a real estate investment trust also sponsored by the Company’s Sponsor, has made $30.0 million of preferred equity contributions (the “Preferred Contributions”) to a subsidiary of the 40 East End Ave. Joint Venture, pursuant to an instrument that entitles Lightstone I to monthly preferred distributions at a rate of 12% per annum. No distributions may be paid to the Members until the Preferred Contributions are redeemed in full.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

The 40 East End Ave. Joint Venture, through affiliates, acquired a parcel of land located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City on which it is constructing a luxury residential project consisting of 29 condominium units (the “40 East End Ave. Project”). On March 21, 2017, the 40 East End Ave. Joint Venture obtained financing from a financial institution of up to $85.3 million (the “Mortgage Payable”) for the land acquisition and construction of the 40 East End Ave. Project. The Mortgage Payable initially matures on September 21, 2020 but may be further extended one additional year, subject to satisfaction of certain conditions. The Mortgage Payable bears interest at Libor plus 4.50% (subject to floor of 5.00%) and is collateralized by the 40 East End Ave. Project. During the initial term, the monthly interest due on the Mortgage Payable is funded under the remaining availability under the Mortgage Payable and thereafter, interest is payable monthly and principal payments are required to be made from condominium sales proceeds until the Mortgage Payable is repaid in full. As of December 31, 2018, the outstanding principal balance of the Mortgage Payable was approximately $54.1 million and the remaining availability was approximately $31.2 million. The Company’s Sponsor (the “40 East End Guarantor”) has provided certain guarantees with respect to the Mortgage Payable, including a completion guarantee and a carry costs guarantee for the 40 East End Ave. Project. The Members have agreed to reimburse the 40 East End Guarantor for any balance that may become due under the guarantees, of which the Company’s share is 33.3%.

As of December 31, 2018, the 40 East End Ave. Project was still under development but has incurred certain selling, general and administrative costs; including marketing/advertising costs and staffing, rent and other costs, and depreciation and amortization expense of furnishing and fixtures related to an off-site sales office, which opened in May 2018. To date, such costs have been fully funded under the Mortgage Payable.

The following table represents the condensed income statement for the 40 East End Ave. Joint Venture:

(amounts in thousands)	For the Year Ended December 31, 2018
Selling, general and administrative costs	$952
Depreciation and amortization	724
Net loss	$(1,676)
Company's share of net loss (33.3%)	$(558)

The following table represents the condensed balance sheets for the 40 East End Ave. Joint Venture:

	As of	As of
(amounts in thousands)	December 31, 2018	December 31, 2017

Real estate inventory	$131,397	$93,228
Cash and restricted cash	303	765
Other assets	229	227
Total assets	$131,929	$94,220

Mortgage payable, net	$51,976	$20,792
Other liabilities	9,145	4,593
Members' capital	70,808	68,835
Total liabilities and members' capital	$131,929	$94,220

Investment in Related Party

105-109 W. 28th Street Preferred Investment

The Company has entered into an agreement, as amended, with various related party entities that provided for the Company to make aggregate preferred equity contributions (the “105-109 W. 28th Street Preferred Investment”) of up to $37.0 million in an affiliate of its Sponsor (the “Moxy Developer”), which owns a parcel of land located at 105-109 W. 28th Street, New York, New York on which it constructed a 343-room Marriott Moxy hotel, which opened during February 2019. The 105-109 W. 28th Street Preferred Investment was made pursuant to an instrument that entitles the Company to monthly preferred distributions at a rate of 12% per annum and is redeemable by the Company on November 25, 2020. The 105-109 W. 28th Street Preferred Investment is classified as a held-to-maturity security and recorded at cost.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

As of both December 31, 2018 and 2017, the 105-109 W. 28th Street Preferred Investment had an outstanding balance of $37.0 million, which is classified as an investment in related party on the consolidated balance sheets. During both the years ended December 31, 2018 and 2017, the Company recorded $4.5 million of investment income related to the 105-109 W. 28th Street Preferred Investment.

During March 2019, we received aggregate repayments of $13.0 million on its Preferred Investment.

Subordinated Advances – Related Party

On March 18, 2016, the Company and its Sponsor entered into the Subordinated Agreement, a subordinated unsecured loan agreement, pursuant to which the Sponsor made aggregate principal advances of $12.6 million through March 31, 2017 (the termination date of the Offering). The outstanding principal advances bear interest at a rate of 1.48%, but no interest or principal is due or payable to the Sponsor until holders of the Company’s Common Shares have received liquidation distributions equal to their respective net investments (defined as $10.00 per Common Share) plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments.

Distributions in connection with a liquidation of the Company initially will be made to holders of its Common Shares until holders of its Common Shares have received liquidation distributions equal to their respective net investments plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments. Thereafter, only if additional liquidating distributions are available, the Company will be obligated to repay the outstanding principal advances and related accrued interest to the Sponsor, as described in the Subordinated Agreement. In the event that additional liquidation distributions are available after the Company repays its holders of common stock their respective net investments plus their 8% return on investment and then the outstanding principal advances under the Subordinated Agreement and accrued interest to its Sponsor, such additional distributions will be paid to holders of its Common Shares and its Sponsor: 85.0% of the aggregate amount will be payable to holders of the Company’s Common Shares and the remaining 15.0% will be payable to the Sponsor.

The principal advances and the related interest are subordinate to all of the Company’s obligations as well as to the holders of its Common Shares in an amount equal to the shareholder’s net investment plus a cumulative, pre-tax, non-compounded annual return of 8.0% and only potentially payable in the event of a liquidation of the Company.

In connection with the termination of the Offering on March 31, 2017, the Company and the Sponsor simultaneously terminated the Subordinated Agreement. As a result of the termination, the Sponsor is no longer obligated to make any additional principal advances to the Company. Interest will continue to accrue on the outstanding principal advances and repayment, if any, of the principal advances and related accrued interest will still be made according to the terms of the Subordinated Agreement disclosed above.

As of both December 31, 2018 and 2017 $12.6 million of principal advances were outstanding. The outstanding principal advances, together with the related accrued interest of $445,771 and $258,817 as of December 31, 2018 and 2017, respectively, are classified as Subordinated Advances – related party, a liability, on the consolidated balance sheets. During both of the years ended December 31, 2018 and 2017, the Company accrued $186,954 of interest expense on the principal advances.

5. Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes.

PART II. CONTINUED:

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2018, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2018 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2019 concerning each of our directors serving in such capacity:

		Principal Occupation and	Year Term of	Served as a
Name	Age	Positions Held	Office Will Expire	Director Since

David Lichtenstein	58	Chief Executive Officer and Chairman of the Board of Directors	2019	2015

Edwin J. Glickman	86	Director	2019	2015

Steven Spinola	70	Director	2019	2015

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

Executive Officers:

The following table presents certain information as of March 15, 2019 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held

David Lichtenstein	58	Chief Executive Officer and Chairman of the Board of Directors

Mitchell Hochberg	66	President and Chief Operating Officer

Joseph Teichman	45	General Counsel and Secretary

Seth Molod	55	Chief Financial Officer and Treasurer

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

Seth Molod is our Chief Financial Officer and Treasurer and also serves as the Chief Financial Officer and Treasurer of Lightstone I, Lightstone II, Lightstone III and Lightstone V. Mr. Molod also serves as the Executive Vice President and Chief Financial Officer of our Sponsor and as the Chief Financial Officer and Treasurer of our Advisor and the advisors of Lightstone I, Lightstone II, Lightstone III and Lightstone V. Prior to joining the Company in August 2018, Mr. Molod served as an Audit Partner, Chair of Real Estate Services and on the Executive Committee of Berdon LLP, a full service accounting, tax, financial and management advisory firm (“Berdon”). Mr. Molod joined Berdon in 1989. He has extensive experience advising some of the nation’s most prominent real estate owners, developers, managers, and investors in both commercial and residential projects. Mr. Molod has worked with many privately held real estate companies as well as institutional investors, REITs, and other public companies. Mr. Molod is a licensed certified public accountant in New Jersey and New York and a member of the American Institute of Certified Public Accountants. Mr. Molod holds a Bachelor of Business Administration degree in Accounting from Muhlenberg College.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission ("SEC"). Officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2018, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2018.

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

Compensation of Executive Officers

Our officers will not receive any cash compensation from us for their services as our officers. Additionally, our officers are officers of one or more of our related parties and are compensated by those entities (including our sponsor), in part, for their services rendered to us. From our inception through December 31, 2018, the Company has not compensated the officers.

Compensation of Board of Directors

We pay our independent directors an annual fee of $40,000 and are responsible for reimbursement of their out-of-pocket expenses, as incurred.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 15, 2019 concerning each of our directors and executive officers serving in such capacities:

Name and Address of Beneficial Owner	Number of Shares of Common Stock of the Lightstone Income Trust Beneficially Owned	Percent of All Common Shares of the Lightstone Income Trust

David Lichtenstein (1)	242,222	2.8%
Edwin J. Glickman	-	-
Steven Spinola	-	-
Mitchell Hochberg	-	-
Seth Molod	-	-
Joseph Teichman	-	-
Our directors and executive officers as a group (6 persons)	242,222	2.8%

(1)	Includes 20,000 shares owned by our Advisor and 222,222 shares owned by an entity 100% owned by David Lichtenstein. Our Advisor is majority owned and controlled by David Lichtenstein. The beneficial owner’s business address is 1985 Cedar Bridge Avenue, Lakewood, New Jersey 08701.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

David Lichtenstein serves as the Chairman of our Board of Directors and our Chief Executive Officer. Our Advisor is majority owned and controlled by Mr. Lichtenstein. We have entered into agreements with our Advisor and Property Managers to pay certain fees, as described below, in exchange for services performed by these and other affiliated entities. As a majority owner of those entities, Mr. Lichtenstein benefits from fees and other compensation that they receive pursuant to these agreements.

Advisor

We pay our Advisor an acquisition fee equal to 1.0% of the gross contractual purchase price (including any mortgage assumed) of each property purchased and reimburse our Advisor for expenses that it incurs in connection with the purchase of a property. Acquisition fees and expenses are capped at 5% of the gross contract purchase price of a property.

Commencing on March 31, 2017, the date on which our initial public offering (the “Offering”) was terminated, our Advisor is paid an advisor asset management fee of one-twelfth (1/12) of 0.75% of our average invested assets and we reimburse some expenses of the Advisor relating to asset management.

If our Advisor provides services in connection with the financing of an asset, assumption of a loan in connection with the acquisition of an asset or origination or refinancing of any loan on an asset, we will pay our Advisor a financing coordination fee equal to 0.75% of the amount available or outstanding under such financing.

For substantial services in connection with the sale of a property, we will pay to our Advisor a commission in an amount equal to the lesser of (a) one-half of a real estate commission that is reasonable, customary and competitive in light of the size, type and location of the property and (b) 2.0% of the contract sales price of the property. The commission will not exceed the lesser of 6.0% of the gross contractual sales price or commission that is reasonable, customary and competitive in light of the size, type and location of the property.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the period indicated:

	For the Years Ended December 31,
	2018	2017
Acquisition fee (1)	$-	$573,750
Asset management fees (general and administrative costs)	627,028	574,072
Total	$627,028	$1,147,822

(1)	The acquisition fee for our investment in the Cove Joint Venture of $573,750 during the year ended December 31, 2017 was capitalized and included in our investment in unconsolidated affiliated real estate entities on the consolidated balance sheets.

Sponsor

On March 18, 2016, the Company and its Sponsor entered into a subordinated unsecured loan agreement (the “Subordinated Agreement”) pursuant to which the Sponsor made aggregate principal advances of $12.6 million through March 31, 2017 (the termination date of the Offering). The outstanding principal advances bear interest at a rate of 1.48%, but no interest or outstanding principal is due and payable to the Sponsor until holders of the Company’s Common Shares have received liquidation distributions equal to their respective net investments (defined as $10.00 per Common Share) plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments.

Distributions in connection with a liquidation of the Company initially will be made to holders of its Common Shares until holders of its Common Shares have received liquidation distributions equal to their respective net investments plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments. Thereafter, only if additional liquidating distributions are available, the Company will be obligated to repay the outstanding principal and related accrued interest to the Sponsor, as described in the Subordinated Agreement. In the unlikely event that additional liquidation distributions are available after the Company repays its holders of common stock their respective net investments plus their 8% return on investment and then the outstanding principal advances under the Subordinated Agreement and accrued interest to its Sponsor, such additional distributions will be paid to holders of its Common Shares and its Sponsor: 85.0% of the aggregate amount will be payable to holders of the Company’s Common Shares and the remaining 15.0% will be payable to the Sponsor.

The principal advances and the related interest are subordinate to all of the Company’s obligations as well as to the holders of its Common Shares in an amount equal to the shareholder’s net investment plus a cumulative, pre-tax, non-compounded annual return of 8.0% and only potentially payable in the event of a liquidation of the Company.

In connection with the termination of the Offering on March 31, 2017, the Company and the Sponsor simultaneously terminated the Subordinated Agreement. As a result of the termination, the Sponsor is no longer obligated to make any additional principal advances to the Company. Interest will continue to accrue on the outstanding principal advances and repayment, if any, of the principal advances and related accrued interest will still be made according to the terms of the Subordinated Agreement disclosed above.

As of both December 31, 2018 and 2017, $12.6 million of principal advances were outstanding. The outstanding principal advances, together with the related accrued interest of $445,771 and $258,817 as of December 31, 2018 and 2017, respectively, are classified as Subordinated advances – related party, a liability, on the consolidated balance sheets. During both of the years ended December 31, 2018 and 2017, the Company accrued $186,954 of interest expense on the principal advances.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Firm Fees

The following table presents the aggregate fees billed to us for the years presented by our principal accounting firm:

	Year ended December 31, 2018	Year ended December 31, 2017
Audit Fees (a)	$102,375	$89,250
Audit-Related Fees (b)	11,250	-
Tax Fees (c)	14,500	18,950

Total Fees	$128,125	$108,200

(a)	Fees for audit services consisted of the audit of the Company’s annual financial statements and interim reviews, including services normally provided in connection with statutory and regulatory filings and including registration statements and consents.

(b)	Fees for audit-related services related to audits of entities that the Company has acquired.

(c)	Fees for tax services.

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Real Estate Income Trust Inc.:

We have reviewed and discussed with management Lightstone Real Estate Income Trust Inc.’s audited financial statements as of and for the year ended December 31, 2018.

We have discussed with the independent auditors the matters required to be discussed by Auditing Standard No. 16, “Communication with Audit Committees,” as amended, as adopted by the Public Company Accounting Oversight Board.

We have received and reviewed the written disclosures and the letter from the independent auditors required by Public Company Accounting Oversight Board Rule 3526, Communication with Audit Committees Concerning Independence and have discussed with the auditors the auditors’ independence.

Based on the reviews and discussions referred to above, we recommend to the board of directors that the financial statements referred to above be included in Lightstone Real Estate Income Trust Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018.

Audit Committee

Edwin J. Glickman

Steven Spinola

INDEPENDENT DIRECTORS’ REPORT

To the Stockholders of Lightstone Real Estate Income Trust Inc.:

We have reviewed the Company’s policies and determined that they are in the best interest of the Company’s stockholders. Set forth below is a discussion of the basis for that determination.

General

The Company has and will continue to seek to originate, acquire and manage a diverse portfolio of real estate-related investments, including investments in mezzanine loans, first lien mortgage loans, second lien mortgage loans, bridge loans and preferred equity interests, in each case with a focus on investments intended to finance development or redevelopment opportunities. The Company may also invest in debt and derivative securities related to real estate assets, such as CMBS; CDOs; debt securities issued by real estate companies; and credit default swaps. A substantial portion of the Company’s investments by value may be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly, owned by, the Company’s Sponsor, by its affiliates or real estate investment programs sponsored by it. Although the Company expects that most of its investments will be of these types, it may make other investments. In fact, it may invest in whatever types of real estate-related investments that it believes are in its best interests.

The Company has and expects to continue to focus its origination and acquisition activity on real estate-related investments secured by or related to properties located in the United States, including related-party investments. The Company sometimes refers to the foregoing types of investments as its targeted investments. The Company expects to target investments that generally will offer predictable current cash flow and/or attractive risk-adjusted returns based on the underwriting criteria established and employed by its advisor, which may include the anticipated leverage point, market and economic conditions, the location and quality of the underlying collateral and the borrower’s exit or refinancing plan. The Company’s ability to continue to execute its investment strategy may be enhanced through access to its Sponsor’s extensive experience in financing real estate projects it has sponsored, as opposed to a strategy that relies solely on buying assets in the open market from third-party originators. The Company has and will continue to seek to build a portfolio that includes some of or all the following investment characteristics: (a) provides current income; (b) is secured by high-quality commercial real estate; (c) includes subordinate capital investments by strong sponsors that support tis investments and provide downside protection; and (d) possesses strong structural features that maximize repayment potential, such as a clear exit or refinancing plan by the borrower.

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

The Company currently intends to hold each investment it originates or acquires for an extended period of time, generally for periods up to five years from the termination of the Company’s initial public offering, which occurred on March 31, 2017. The determination of whether an investment will be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, specific real estate market conditions, tax implications for the Company’s stockholders and other factors. The requirements for qualification as a REIT also will put some limits on the Company’s ability to sell investments after short holding periods. However, in accordance with the Company’s investment objective of realizing growth in the value of its investments, the Company may sell a particular investment before or after this anticipated holding period if, in the judgment of its advisor and its board of directors, selling the investment is in the Company’s best interest. The determination of when a particular investment should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, whether the value of the investment is anticipated to decline substantially, whether the Company could apply the proceeds from the sale of the investment to make other investments consistent with its investment objectives, whether disposition of the investment would allow the Company to increase cash flow, and whether the sale of the investment would constitute a prohibited transaction under the Code or otherwise impact the Company’s status as a REIT. The Company’s ability to dispose of an investment during the first few years following its acquisition is restricted to a substantial extent as a result of its REIT status. Under applicable provisions of the Code regarding prohibited transactions by REITs, a REIT that sells an asset other than foreclosure property that is deemed to be inventory or property held primarily for sale in the ordinary course of business is deemed a “dealer” and subject to a 100% penalty tax on the net income from any such transaction. As a result, the Company’s board of directors will attempt to structure any disposition of the Company’s investments to avoid this penalty tax through reliance on safe harbors available under the Code for assets held at least two years or through the use of a TRS.

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

Annual Report on Form 10-K

For the fiscal year ended December 31, 2018

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, as part of this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT NO.	DESCRIPTION
1.1(4)	Amended and Restated Dealer Manager Agreement by and between Lightstone Real Estate Income Trust Inc. and Orchard Securities, LLC
1.2(6)	Form of Soliciting Dealer Agreement
3.1(2)	Articles of Amendment and Restatement of Lightstone Real Estate Income Trust Inc.
3.2(1)	Bylaws of Lightstone Real Estate Income Trust Inc.
3.3(3)	Articles of Amendment of Lightstone Real Estate Income Trust Inc.
4.1	Distribution Reinvestment Program, included as Appendix C to prospectus
5.1(2)	Opinion of Venable LLP re legality
10.1(5)	Advisory Agreement, dated as of March 4, 2015, by and between Lightstone Real Estate Income Trust Inc. and Lightstone Real Estate Income LLC
10.2(6)	Assignment and Assumption Agreement, dated as of January 31, 2017, by and among REIT Cove LLC, REIT IV Cove LLC and REIT III Cove LLC.
10.3 (7)	DMA Termination Agreement by and between Lightstone Real Estate Income Trust Inc. and Orchard Securities, LLC
10.4 (7)	Loan Termination Agreement by and between Lightstone Real Estate Income Trust Inc. and The Lightstone Group, LLC
10.5 (8)	Amended And Restated Limited Liability Company Operating Agreement, dated as of January 31, 2017, by and among RP Maximus Cove, L.L.C., LSG Cove LLC, REIT III Cove LLC, REIT IV Cove LLC and Maximus Cove Investor LLC.
10.6 (8)	Amended And Restated Limited Liability Company Agreement, dated as of March 31, 2017, of 40 East End Ave. Pref Member LLC, by and among SAYT Master Holdco LLC and Lightstone Real Estate Income Trust, Inc.
21*	Subsidiaries of the Registrant.
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Real Estate Income Trust Inc. on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 25, 2019, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statements.

*	As filed herewith

(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-11 (Reg. No. 333-200464) filed with the SEC on November 24, 2014.

(2)	Previously filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (Reg. No. 333-200464) filed with the SEC on February 12, 2015.

(3)	Previously filed as an exhibit to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on June 15, 2015.

(4)	Previously filed as an exhibit to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on January 12, 2017.

(5)	Previously filed as an exhibit to the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 15, 2016.

(6)	Previously filed as an exhibit to the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 28, 2017.

(7)	Previously filed as an exhibit to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on April 5, 2017.

(8)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q that we filed with the Securities and Exchange Commission on August 14, 2017.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Date: March 25, 2019	By:	s/ David Lichtenstein
David Lichtenstein

Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board of	March 25, 2019
David Lichtenstein	Directors (Principal Executive Officer)

/s/ Seth Molod	Chief Financial Officer and Treasurer	March 25, 2019
Seth Molod	(Principal Financial Officer and Principal Accounting Officer)

/s/ Edwin J. Glickman	Director	March 25, 2019
Edwin J. Glickman

/s/ Steven Spinola	Director	March 25, 2019
Steven Spinola

