Form 10-Q
period 2019-03-31
Lightstone Real Estate Income Trust Inc.
filed 2019-05-15
CIK 1619312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes  ☐      No ☑

As of May 1, 2019, there were 8.6 million outstanding shares of common stock of Lightstone Real Estate Income Trust Inc.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)
Assets

Investment in related party	$10,500,000	$37,000,000
Investments in unconsolidated affiliated real estate entities	30,216,266	30,783,855
Cash and cash equivalents	28,064,943	4,350,896
Marketable securities, available for sale	1,040,684	-
Other assets	70,132	10,374

Total Assets	$69,892,025	$72,145,125

Liabilities and Stockholders' Equity

Accounts payable and other accrued expenses	$53,823	$90,468
Due to related parties	57,693	57,775
Distributions payable	585,366	587,405
Subordinated advances - related party	13,123,882	13,077,784

Total liabilities	13,820,764	13,813,432

Commitments and Contingencies

Stockholders' Equity:

Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized, 8,635,242 and 8,665,262 shares issued and outstanding, respectively	86,353	86,653
Additional paid-in-capital	72,611,615	72,898,310
Accumulated other comprehensive income	26,926	-
Accumulated deficit	(16,653,633)	(14,653,270)

Total Stockholders' Equity	56,071,261	58,331,693

Total Liabilities and Stockholders' Equity	$69,892,025	$72,145,125

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

Income:
Investment income	$1,076,761	$1,110,000
Loss from investments in unconsolidated affiliated real estate entities	(1,003,709)	(775,107)

Total income	73,052	334,893

Expenses:
General and administrative costs	301,022	314,617
Interest expense	46,098	46,098
Foreign currency transaction loss	26,848	-

Total expenses	373,968	360,715

Net loss	$(300,916)	$(25,822)

Net loss per common share, basic and diluted	$(0.03)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	8,640,912	8,871,778

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

Net loss	$(300,916)	$(25,822)

Other comprehensive income:
Holding gain on marketable securities, available for sale	26,926	-

Other comprehensive income	26,926	-

Comprehensive loss	$(273,990)	$(25,822)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated Other
	Common		Paid-In	Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income	Deficit	Equity

BALANCE, December 31, 2017	8,952,132	$89,521	$75,586,926	$-	$(7,494,640)	$68,181,807

Net loss	-	-	-	-	(25,822)	(25,822)
Distributions declared (a)	-	-	-	-	(1,739,850)	(1,739,850)
Redemption and cancellation of shares	(139,294)	(1,393)	(1,293,168)	-	-	(1,294,561)

BALANCE, March 31, 2018	8,812,838	$88,128	$74,293,758	$-	$(9,260,312)	$65,121,574

(a) Dividends per share were $0.20.

			Additional	Accumulated Other
	Common		Paid-In	Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income	Deficit	Equity

BALANCE, December 31, 2018	8,665,262	$86,653	$72,898,310	$-	$(14,653,270)	$58,331,693

Net loss	-	-	-	-	(300,916)	(300,916)
Distributions declared (a)	-	-	-	-	(1,699,447)	(1,699,447)
Redemption and cancellation of shares	(30,020)	(300)	(286,695)	-	-	(286,995)
Other comprehensive income	-	-	-	26,926	-	26,926

BALANCE, March 31, 2019	8,635,242	$86,353	$72,611,615	$26,926	$(16,653,633)	$56,071,261

(a) Dividends per share were $0.20.

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(300,916)	$(25,822)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from investments in unconsolidated affiliated real estate entities	1,003,709	775,107
Amortization of discount on debt securities	(2,408)	-
Foreign currency transaction loss	26,848
Other non-cash adjustments	(1,481)	-
Changes in assets and liabilities:
Increase in other assets	(59,758)	(60,077)
(Decrease)/increase in accounts payable and other accrued expenses	(36,643)	17,532
Increase in accrued interest on subordinated advances - related party	46,098	46,098
Decrease in due to related parties	(82)	(1,128)

Net cash provided by operating activities	675,367	751,710

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(1,009,869)	-
Proceeds from preferred investment in related party	26,500,000	-
Investments in unconsolidated affiliated real estate entities	(436,121)	(673,837)

Cash provided by/(used in) investing activities	25,054,010	(673,837)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption and cancellation of common stock	(286,995)	(1,294,561)
Distributions paid to Company's common stockholders	(1,701,487)	(1,749,315)

Cash used in financing activities	(1,988,482)	(3,043,876)

Effect of exchange rate changes on cash and cash equivalents	(26,848)	-

Net change in cash and cash equivalents	23,714,047	(2,966,003)
Cash and cash equivalents, beginning of year	4,350,896	14,064,001
Cash and cash equivalents, end of period	$28,064,943	$11,097,998

Supplemental disclosure of cash flow information:
Distributions declared, but not paid	$585,366	$597,432
Holding gain on marketable securities, available for sale	$26,926	$-

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

The Offering, which terminated on March 31, 2017, raised aggregate gross proceeds of approximately $85.6 million from the sale of approximately 8.9 million shares of common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor). After including aggregate principal advances from our Sponsor of $12.6 million made under a subordinated loan agreement (the “Subordinated Agreement”) (as discussed in Note 6) and allowing for the payment of approximately $7.6 million in selling commissions and dealer manager fees and $3.2 million in organization and offering expenses, the Offering generated aggregate net proceeds of approximately $87.5 million.

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

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

2.	Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the periods presented. The accompanying unaudited consolidated financial statements of the Lightstone Income Trust and Subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (‘‘GAAP’’). for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.

The financial statements have been prepared in accordance with GAAP. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of real estate debt investments and securities, the valuation of the investment in related party and revenue recognition. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

The unaudited statements of operations for interim periods are not necessarily indicative of results for the full year or any other period.

Marketable Securities

The Company’s marketable securities currently consist of debt securities that are designated as available-for-sale and are recorded at fair value.  Amortization of discounts and accretion of premiums on debt securities are recorded in interest income under the effective interest method. Unrealized holding gains or losses for debt securities are reported as a component of accumulated other comprehensive income (“AOCI”).  Realized gains or losses resulting from the sale of these securities are determined based on the specific identification of the securities sold.

An impairment charge is recognized when the decline in the fair value of a security below the amortized cost basis is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration and severity of any decline in fair value below our amortized cost basis, any adverse changes in the financial condition of the issuers and its intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Foreign Currency Transactions

The Company maintains funds in a bank account that is denominated in New Israeli Shekel (“ILS”) and is remeasured into U.S. Dollars at the current exchange rate at the end of each reporting period. As of March 31, 2019, the Company maintained approximately 7.1 million ILS in a bank account, which was remeasured to $2.0 million, and is included in cash and cash equivalents on the Company’s consolidated balance sheet. For the three months ended March 31, 2019, the Company recorded a foreign currency transaction loss of $26,848 to reflect the exchange rate at the end of the reporting period.

The Company did not have any ILS denominated financial instruments as of December 31, 2018.

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

(Unaudited)

Recently Adopted Accounting Pronouncements

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

New Accounting Pronouncements

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

3.	Investments in Unconsolidated Affiliated Real Estate Entities

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in the unconsolidated affiliated real estate entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	March 31, 2019	December 31, 2018
RP Maximus Cove, L.L.C. (the "Cove Joint Venture")	January 31, 2017	22.50%	$16,585,090	$17,214,789
40 East End Ave. Pref Member LLC ( “40 East End Ave. Joint Venture”)	March 31, 2017	33.30%	13,631,176	13,569,066
Total investments in unconsolidated affiliated real estate entities			$30,216,266	$30,783,855

The Cove Joint Venture

On January 31, 2017, the Company, through its wholly owned subsidiary, REIT IV COVE LLC along with LSG Cove LLC, an affiliate of the Sponsor and a related party, REIT III COVE LLC, a subsidiary of the operating partnership of Lightstone Value Plus Real Estate Investment Trust III, Inc., a real estate investment trust also sponsored by the Company’s Sponsor and a related party and Maximus Cove Investor LLC (“Maximus”), an unrelated third party, completed the acquisition of all of RP Cove, L.L.C’s membership interest in RP Maximus Cove, L.L.C. (the “Cove Joint Venture”) for aggregate consideration of approximately $255.0 million (the “Cove Transaction”). The Cove Joint Venture owns and operates The Cove at Tiburon (the “Cove”), a 281-unit, luxury waterfront multifamily residential property located in Tiburon, California. Prior to entering into The Cove Transaction, Maximus previously owned a separate noncontrolling interest in the Cove Joint Venture.

The Company paid approximately $20.0 million for a 22.5% membership interest in the Cove Joint Venture. The Company’s ownership interest in the Cove Joint Venture is a non-managing interest. The Company has determined that the Cove Joint Venture is a variable interest entity but the Company is not the primary beneficiary. The Company accounts for its ownership interest in the Cove Joint Venture in accordance with the equity method of accounting because it exerts significant influence over but does not control the Cove Joint Venture. All capital contributions and distributions of earnings from the Cove Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Cove Joint Venture are made to the members pursuant to the terms of the Cove Joint Venture’s operating agreement. An affiliate of Maximus is the asset manager of the Cove and receives certain fees as defined in the Property Management Agreement for the management of the Cove. The Company commenced recording its allocated portion of profit/loss and cash distributions, if any, beginning as of January 31, 2017 with respect to its membership interest of 22.5% in the Cove Joint Venture.

Subsequent to the Company’s acquisition through March 31, 2019, the Company has made an aggregate of $2.3 million (including $0.1 million during the three months ended March 31, 2019) of additional capital contributions to the Cove Joint Venture.

In connection with the closing of the Cove Transaction, the Cove Joint Venture simultaneously entered into a $175.0 million loan (the “Loan”) which was initially scheduled to mature on January 31, 2020. The Loan required monthly interest payments through its maturity date.  The Loan bore interest at Libor plus 3.85%. The Loan was collateralized by the Cove and an affiliate of the Company’s Sponsor (the “Guarantor”) had guaranteed the Cove Joint Venture‘s obligation to pay the outstanding balance of the Loan up to approximately $43.8 million (the “Loan Guarantee”). The members had agreed to reimburse the Guarantor for any balance that may become due under the Loan Guarantee, of which the Company’s share was up to approximately $10.9 million.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

On May 8, 2019, the Cove Joint Venture entered into loans aggregating $180.0 million (the “Cove Loans”). The Cove Loans mature in five years and require monthly interest payments through their maturity dates.  The Cove Loans bear interest at a weighted average of LIBOR (with a floor of 2.0%) plus 2.15% and are collateralized by the Cove.  The Cove Joint Venture used the proceeds from the Cove Loans to fully repay the Loan.

The Cove Joint Venture Financial Information

The Company’s carrying value of its interest in the Cove Joint Venture differs from its share of member’s equity reported in the condensed balance sheets of the Cove Joint Venture due to the Company’s basis of its investment in excess of the historical net book value of the Cove Joint Venture. The Company’s additional basis allocated to depreciable assets is being recognized on a straight-line basis over the lives of the appropriate assets.

The following table represents the condensed income statements for the Cove Joint Venture:

(amounts in thousands)	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Revenue	$3,693	$3,596
Property operating expenses	1,240	1,228
General and administrative costs	42	48
Depreciation and amortization	2,837	2,396
Operating loss	(426)	(76)
Interest expense and other, net	(2,934)	(2,571)
Net loss	$(3,360)	$(2,647)
Company's share of net loss (22.50%)	$(756)	$(595)
Additional depreciation and amortization expense (1)	(10)	(180)
Company's loss from investment	$(766)	$(775)

The following table represents the condensed balance sheets for the Cove Joint Venture:

	As of	As of
(amounts in thousands)	March 31, 2019	December 31, 2018

Real estate, at cost (net)	$146,175	$148,441
Cash and restricted cash	1,632	2,138
Other assets	1,969	1,810
Total assets	$149,776	$152,389

Mortgage payable, net	$174,307	$174,098
Other liabilities	2,559	2,776
Members' deficit (1)	(27,090)	(24,485)
Total liabilities and members' deficit	$149,776	$152,389

(1)	The adjustment to depreciation and amortization expense relates to the difference between the Company’s basis in the Cove Joint Venture and the amount of the underlying equity in net assets of the Cove Joint Venture.

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

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

The Company’s ownership interest in the 40 East End Ave. Joint Venture is a non-managing interest. Because the Company exerts significant influence over but does not control the 40 East End Ave. Joint Venture, it accounts for its ownership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting. All contributions to and distributions of earnings from the 40 East End Ave. Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the 40 East End Ave. Joint Venture are made to the members pursuant to the terms of its operating agreement. The Company commenced recording its allocated portion of earnings and cash distributions, if any, from the 40 East End Ave. Joint Venture beginning as of March 31, 2017 with respect to its membership interest of approximately 33.3% in the 40 East End Ave. Joint Venture. Additionally, Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a real estate investment trust also sponsored by the Company’s Sponsor, has made $30.0 million of preferred equity contributions to a subsidiary of the 40 East End Ave. Joint Venture, pursuant to an instrument that entitles Lightstone I to monthly preferred distributions at a rate of 12% per annum. No distributions may be paid to the members until the Preferred Contributions are redeemed in full.

The 40 East End Ave. Joint Venture, through affiliates, has acquired a parcel of land located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City on which it is constructing a luxury residential project consisting of 29 condominium units (the “40 East End Ave. Project”). On March 21, 2017, the 40 East End Ave. Joint Venture obtained financing from a financial institution of up to $85.3 million (the “Mortgage Payable”) for the land acquisition and construction of the 40 East End Ave. Project. The Mortgage Payable initially matures on September 21, 2020 but may be further extended one additional year, subject to satisfaction of certain conditions. The Mortgage Payable bears interest at Libor plus 4.50% (subject to floor of 5.00%) and is collateralized by the 40 East End Ave. Project. During the initial term, the monthly interest due on the Mortgage Payable is funded under the remaining availability under the Mortgage Payable and thereafter, interest is payable monthly and principal payments are required to be made from condominium sales proceeds. As of March 31, 2019, the outstanding principal balance of the Mortgage Payable was approximately $67.2 million and the remaining availability was approximately $18.1 million. The Company’s Sponsor (the “40 East End Guarantor”) has provided certain guarantees with respect to the Mortgage Payable, including a completion guarantee and a carry costs guarantee for the 40 East End Ave. Project. The members have agreed to reimburse the 40 East End Guarantor for any balance that may become due under the guarantees (the “40 East End Guarantee”), of which the Company’s share is 33.3%.

The Company has determined that the fair value of the 40 East End Guarantee is immaterial.

As of March 31, 2019, the 40 East End Ave. Project was still under development but has incurred certain selling, general and administrative costs; including marketing/advertising costs and staffing, rent and other costs, and depreciation and amortization expense of furnishing and fixtures related to an off-site sales office, which opened in May 2018. To date, such costs have been fully funded under the Mortgage Payable.

Subsequent to the Company’s acquisition through March 31, 2019, it has made an aggregate of $4.1 million (including $0.3 million during the three months ended March 31, 2019) of additional capital contributions to the 40 East End Ave. Joint Venture.

The 40 East End Ave. Joint Venture Financial Information

The following table represents the condensed income statements for the 40 East End Ave. Joint Venture:

(amounts in thousands)	For the Three Months March 31, 2019	For the Three Months March 31, 2018
Selling, general and administrative costs	$393	$-
Depreciation and amortization	320	-
Net loss	$(713)	$-
Company's share of net loss (33.3%)	$(238)	$-

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

The following table represents the condensed balance sheets for the 40 East End Ave. Joint Venture:

	As of	As of
(amounts in thousands)	March 31, 2019	December 31, 2018

Real estate inventory	$138,203	$131,397
Cash and restricted cash	1,014	303
Other assets	227	229
Total assets	$139,444	$131,929

Mortgage payable, net	$65,382	$51,976
Other liabilities	3,067	9,145
Members' capital	70,995	70,808
Total liabilities and members' capital	$139,444	$131,929

4.	Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of March 31, 2019
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Israeli Bonds	$1,013,758	$26,926	$-	$1,040,684

During March 2019, the Company acquired an aggregate of approximately $1.0 million of Israeli Bonds that are denominated in ILS. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of March 31, 2019, the Company did not recognize any impairment charges. The Company did not have any marketable securities during 2018.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

As of March 31, 2019, all of the Company’s debt securities and were classified as Level 2 assets and there were no transfers between the level classifications during the three months ended March 31, 2019.

The fair value of the Company’s investments in debt securities are measured using quoted prices in markets that are not active.

The following table summarizes the estimated fair value of our investments in debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of March 31, 2019
Due in 1 year	$208,137
Due in 1 year through 5 years	832,547
Due in 5 year through 10 years	-
Due after 10 years	-
Total	$1,040,684

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

5.	Stockholders’ Equity

Earnings per Share

The Company had no potentially dilutive securities outstanding during the periods presented. Accordingly, earnings per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the applicable period.

Distributions

Distribution Payments

On February 15, 2019, March 15, 2019 and April 15, 2019, the Company paid distributions for the months ended January 31, 2019, February 28, 2019 and March 31, 2019, respectively, totaling $1.7 million. The distributions were paid in cash.

6.	Related Party Transaction and Other Arrangements

The Company has agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
Asset management fees (general and administrative costs)	$163,349	$156,243

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

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

As of March 31, 2019 and December 31, 2018, the 105-109 W. 28th Street Preferred Investment had an outstanding balance of $10.5 million and $37.0 million, respectively, which is classified as an investment in related party on the consolidated balance sheets. During both the three months ended March 31, 2019 and 2018, the Company recorded approximately $1.1 million of investment income related to the 105-109 W. 28th Street Preferred Investment.

During March 2019, the Company received aggregate repayments of $26.5 million on its 105-109 W. 28th Street Preferred Investment. During April 2019, the Company received an additional repayment of $2.0 million on the 105-109 W. 28th Street Preferred Investment.

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

In connection with the termination of the Offering, on March 31, 2017, the Company and the Sponsor simultaneously terminated the Subordinated Agreement. As a result of the termination, the Sponsor is no longer obligated to make any additional principal advances to the Company. Interest will continue to accrue on the outstanding principal advances and repayment, if any, of the principal advances and related accrued interest will be made according to the terms of the Subordinated Agreement disclosed above.

As of both March 31, 2019 and December 31, 2018, $12.6 million of principal advances were outstanding. The outstanding principal advances, together with the related accrued interest of $491,869 and $445,771, respectively, are classified as Subordinated Advances – Related Party, a liability on the consolidated balance sheets. During both the three months ended March 31, 2019 and 2018, the Company accrued $46,098 of interest expense on the principal advances.

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

As of both March 31, 2019 and December 31, 2018, $12.6 million of principal advances were outstanding. The outstanding principal advances, together with the related accrued interest of approximately $0.5 million as of both March 31, 2019 and December 31, 2018, are classified as Subordinated advances – related party, a liability, on the consolidated balance sheets. As of December 31, 2018 and March 31, 2019, the Company accrued $46,098 of interest expense on the principal advances.

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

Current Environment

Our operating results as well as our investment opportunities are mainly impacted by the health of the North American economy.  Our business and financial performance may be adversely affected by current and future economic conditions, such as availability of credit, financial markets volatility, and recession.

Our business may be affected by market and economic challenges experienced by the U.S. and global economies. These conditions may materially affect the value and performance of our investments, and may affect our ability to continue to pay regular monthly distributions to our shareholders, the availability or the terms of financing that we have or may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due.

We are not aware of any other material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our real estate and real estate related investments, other than those referred to in this Form 10-Q.

Operating Portfolio Summary –

Unconsolidated Affiliated Real Estate Entitiy:

Multi - Family Residential	Location	Year Built	Leasable Units	Percentage Occupied as of March 31, 2019	Annualized Revenues based on rents at March 31, 2019	Annualized Revenues per unit at March 31, 2019
The Cove (Multi-Family Complex)	Tiburon, California	1967	281	92%	$14.8 million	$56,918

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2019 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2018 except for as discussed in Note 2 to the financial statements.

Results of Operations

Through March 31, 2019, we have made four real estate and real estate-related investments. Through December 31, 2018, we made aggregate contributions of $37.0 million in our first investment, which we refer to as the 105-109 W. 28th Street Preferred Investment, which was made pursuant to an instrument that entitles us to monthly preferred distributions at a rate of 12% per annum. During March 2019, we received aggregate repayments of $26.5 million from the 105-109 W. 28th Street Preferred Investment. As a result, the outstanding balance of our 105-109 W. 28th Street Preferred Investment was $10.5 million as of March 31, 2019. On January 31, 2017, we made our second investment when we acquired a 22.5% membership in the Cove Joint Venture. On March 31, 2017, we made our third investment when we acquired an approximate 33.3% interest in 40 East End Ave. Pref Member LLC (“40 East End Ave. Joint Venture”). We account for our ownership interests in the Cove Joint Venture and 40 East End Ave. Joint Venture under the equity method of accounting. Our ownership interests in the Cove Joint Venture and the 40 East End Ave. Joint Venture are classified on our consolidated balance sheets in investments in unconsolidated affiliated real estate entities. We made our fourth investment during March 2019, when we acquired an aggregate of approximately $1.0 million of corporate bonds that are publicly traded on the Tel Aviv Stock Exchange (the “Israeli Bonds”) and denominated in New Israeli Shekel (“ILS”).

The operating results of our investments are reflected in our consolidated statements of operations commencing from their respective dates of acquisition. The Cove Joint Venture owns and operates the Cove, a 281-unit, luxury waterfront multifamily rental property located in Tiburon, California. The 40 East End Ave. Joint Venture, through affiliates, owns a parcel of land located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York, New York, on which it is constructing a luxury residential project consisting of 29 condominium units (the “40 East End Ave. Project”). As of and for all periods through March 31, 2019, the 40 East End Ave. Project was still under development but the 40 East End Ave. Joint Venture has incurred certain selling, general and administrative costs and depreciation and amortization expense related to an off-site sales office, which opened during May 2018.

See Note 3, Note 4 and Note 6 of the Notes to Consolidated Financial Statements for additional information on our investments.

For the Three Months Ended March 31, 2019 vs. March 31, 2018

Investment income

Our investment income includes preferred distributions related to our 105-109 W. 28th Street Preferred Investment and interest income on our cash and cash equivalents and the Israeli Bonds. Our investment income was approximately $1.1 million for both the three months ended March 31, 2019 and 2018 and was primarily attributable to the preferred distributions on our 105-109 W. 28th Street Preferred Investment.

Loss from investment in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities during the three months ended March 31, 2019 was $1.0 million compared to $0.8 million for the same period in 2018. Our loss from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the Cove Joint Venture and the 40 East End Ave. Joint Venture. We account for our ownership in the Cove Joint Venture and the 40 East End Ave. Joint Venture under the equity method of accounting.

General and administrative expenses

General and administrative expenses were $0.3 million for both the three months ended March 31, 2019 and 2018.

Foreign currency transaction loss

We maintain funds in a bank account that is denominated in New Israeli Shekel (“ILS”) and is remeasured into U.S. Dollars at the current exchange rate at the end of each reporting period. As of March 31, 2019, we maintained approximately 7.1 million ILS in a bank account, which was remeasured to $2.0 million, and is included in cash and cash equivalents on our consolidated balance sheet. The translation for the three months ended March 31, 2019 resulted in a foreign currency transaction loss of $26,848.

Interest expense

Interest expense, which is attributable to the outstanding principal advances of $12.6 million included in Subordinated Advances – Related Party, was $46,098 for both the three months ended March 31, 2019 and 2018. See Note 6 of the Notes to Financial Statements for additional information with to the outstanding principal advances and accrued interest thereon.

Financial Condition, Liquidity and Capital Resources

For the three months ended March 31, 2019 our primary source of funds were aggregate repayments of $26.5 million on our 105-109 W. 28th Street Preferred Investment and $0.7 million of cash flows from operations.

We have received aggregate repayments of $28.5 million ($26.5 million in March 2019 and $2.0 million in April 2019) on our 105-109 W. 28th Street Preferred Investment. As a result, our future source of funds over the next twelve months are expected to consist of these funds along with cash flows from our operations. We currently believe that these cash resources will be sufficient to satisfy our cash requirements (primarily operating expenses and any required distribution to maintain our status as a REIT) for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

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

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory reason showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets.

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

In connection with the closing of the Cove Transaction, the Cove Joint Venture simultaneously entered into a $175.0 million loan (the “Loan”) which was initially scheduled to mature on January 31, 2020. The Loan required monthly interest payments through its maturity date.  The Loan bore interest at Libor plus 3.85%. The Loan was collateralized by the Cove and an affiliate of the Company’s Sponsor (the “Guarantor”) had guaranteed the Cove Joint Venture‘s obligation to pay the outstanding balance of the Loan up to approximately $43.8 million (the “Loan Guarantee”). The Members had agreed to reimburse the Guarantor for any balance that may become due under the Loan Guarantee, of which the Company’s share was up to approximately $10.9 million.

On May 8, 2019, the Cove Joint Venture entered into a five year, $180.0 million non-recourse loan (the “Cove Loan”). The Cove Loan requires monthly interest payments through its maturity date.  The Cove Loan bears interest at Libor (with a floor of 2.0%) plus 2.15% and is collateralized by the Cove. The Cove Joint Venture used the proceeds from the Cove Loan to fully repay the Loan.

On March 21, 2017, the 40 East End Ave. Joint Venture obtained financing from a financial institution of up to $85.3 million (the “Mortgage Payable”) for the land acquisition and construction of the 40 East End Ave. Project. The Mortgage Payable initially matures on September 21, 2020 but may be further extended one additional year, subject to satisfaction of certain conditions. The Mortgage Payable bears interest at Libor plus 4.50% (subject to floor of 5.00%) and is collateralized by the 40 East End Ave. Project. During the initial term, the monthly interest due on the Mortgage Payable is funded under the remaining availability under the Mortgage Payable and thereafter, interest is payable monthly and principal payments are required to be made from condominium sales proceeds. As of March 31, 2019, the outstanding principal balance of the Mortgage Payable was approximately $67.2 million and the remaining availability was approximately $18.1 million. The Company’s Sponsor (the “40 East End Guarantor”) has provided certain guarantees with respect to the Mortgage Payable, including a completion guarantee and a carry costs guarantee for the 40 East End Ave. Project. The members have agreed to reimburse the 40 East End Guarantor for any balance that may become due under the guarantees, of which the Company’s share is 33.3%.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor. We have agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
Asset management fees (general and administrative costs)	$163,349	$156,243

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

Summary of Cash Flows

The following summary discussion of our cash flows is based on the statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018

Cash flows provided by operating activities	$675,367	$751,710
Cash flows provided by/(used in) investing activities	25,054,010	(673,837)
Cash flows used in financing activities	(1,988,482)	(3,043,876)
Effect of exchange rate changes on cash and cash equivalents	(26,848)	-
Net change in cash, cash equivalents and restricted cash	23,714,047	(2,966,003)
Cash, cash equivalents and restricted cash, beginning of the year	4,350,896	14,064,001
Cash, cash equivalents and restricted cash, end of the period	$28,064,943	$11,097,998

Our principal sources of cash flow have been derived from repayments of our 105-109 W. 28th Street Preferred Investment and operating cash flows. We believe our cash available on hand together with our expected earnings, redemptions and/or distributions from our investments will provide us with sufficient resources to fund our anticipated operating expenses, capital contributions, redemptions and cancellations of shares of our common stock, if approved, and distributions to our shareholders, if any, required to maintain our qualification as a REIT. We also expect to use these sources of liquidity and potential financings to fund future investment activities.

Operating activities

The net cash provided by operating activities of $0.7 million during the 2019 period primarily related to our net loss of $0.3 million adjusted by adding back our loss from investments in unconsolidated affiliated real estate entities of $1.0 million reduced by approximately $0.1 million associated with the net changes in operating assets and liabilities.

Investing activities

The cash provided by investing activities of $25.1 million during the 2019 period consisted of proceeds from our investment in related party of $26.5 million offset by purchases of marketable securities of $1.0 million and capital contributions of $0.4 million to our investments in unconsolidated affiliated real estate entities.

Financing activities

The net cash used by financing activities of $2.0 million during the 2019 period principally consists of distributions of $1.7 million to common stockholders and redemptions and cancellation of common stock of $0.3 million.

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Share Repurchase Program

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our date of inception through December 31, 2018, we repurchased 286,870 shares of common stock pursuant to our share repurchase program at an average price per share of $9.38 per share. For the three months ended March 31, 2019, we repurchased 30,020 shares of common stock pursuant to our share repurchase program at an average price per share of $9.56 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP (prior to its termination) and available cash on hand.

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

We calculate FFO, a non-GAAP measure, consistent with the standards established over time by the Board of Governors of NAREIT, as restated in a White Paper approved by the Board of Governors of NAREIT effective in December 2018 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. Our FFO calculation complies with NAREIT's definition.

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

	For the Three Months Ended March 31,
	2019	2018
Net loss	$(300,916)	$(25,822)
FFO adjustments:
Adjustments to equity earnings from unconsolidated affiliated real estate entities	755,052	718,841
FFO	454,136	693,019
MFFO adjustments:

Amortization of discount on debt securities	(2,408)	-
Foreign currency transaction loss	26,848	-
MFFO	478,576	693,019
Straight-line rent(1)	-	-
MFFO - IPA recommended format	$478,576	$693,019

Net loss	$(300,916)	$(25,822)
Net loss per common share, basic and diluted	$(0.03)	$(0.00)

FFO	$454,136	$693,019
FFO per common share, basic and diluted	$0.05	$0.08

MFFO - IPA recommended format	$478,576	$693,019

Weighted average number of common shares outstanding, basic and diluted	8,640,912	8,871,778

(1)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

Distribution Payments

On February 15, 2019, March 15, 2019 and April 15, 2019, the Company paid distributions for the months ended January 31, 2019, February 28, 2019 and March 31, 2019, respectively, totaling $1.7 million. The distributions were paid in cash.

The table below presents our cumulative FFO and distributions declared:

For the period September 9, 2014
(date of inception) through
March 31, 2019

FFO	$7,371,363
Distributions declared	$18,008,616

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

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Real Estate Income Trust Inc. on Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on May 15, 2019, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Date: May 15, 2019	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2019	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

