Form 10-Q
period 2019-06-30
Lightstone Real Estate Income Trust Inc.
filed 2019-08-14
CIK 1619312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Yes  ☐   No  ☑

As of August 10, 2019, there were 8.6 million outstanding shares of common stock of Lightstone Real Estate Income Trust Inc.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)
Assets

Investment in related party	$10,500,000	$37,000,000
Investments in unconsolidated affiliated real estate entities	29,347,246	30,783,855
Cash and cash equivalents	22,400,926	4,350,896
Marketable securities, available for sale	4,833,361	-
Other assets	70,834	10,374

Total Assets	$67,152,367	$72,145,125

Liabilities and Stockholders' Equity

Accounts payable and other accrued expenses	$41,907	$90,468
Due to related parties	120,304	57,775
Distributions payable	565,541	587,405
Subordinated advances - related party	13,170,492	13,077,784

Total liabilities	13,898,244	13,813,432

Commitments and Contingencies

Stockholders' Equity:

Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 8.6 million and 8.7 million shares issued and outstanding, respectively	86,210	86,653
Additional paid-in-capital	72,468,758	72,898,310
Accumulated other comprehensive income	73,738	-
Accumulated deficit	(19,374,583)	(14,653,270)
Total Stockholders' Equity	53,254,123	58,331,693

Total Liabilities and Stockholders' Equity	$67,152,367	$72,145,125

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Income:
Investment income	$578,402	$1,122,333	$1,655,161	$2,232,333
Loss from investments in unconsolidated affiliated real estate entities	(1,224,822)	(551,428)	(2,228,531)	(1,326,535)

Total (loss)/income	(646,420)	570,905	(573,370)	905,798

Expenses:
General and administrative costs	295,324	288,119	596,346	602,736
Interest expense	46,611	46,611	92,709	92,709
Foreign currency transaction loss	17,117	-	43,965	-

Total expenses	359,052	334,730	733,020	695,445

Net (loss)/income	$(1,005,472)	$236,175	$(1,306,390)	$210,353

Net (loss)/income per common share, basic and diluted	$(0.12)	$0.03	$(0.15)	$0.02

Weighted average number of common shares outstanding, basic and diluted	8,624,242	8,759,662	8,632,531	8,815,410

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS/INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Net (loss)/income	$(1,005,472)	$236,175	$(1,306,390)	$210,353

Other comprehensive income:
Holding gain on marketable securities, available for sale	46,812	-	73,738	-

Other comprehensive income	46,812	-	73,738	-

Comprehensive (loss)/income	$(958,660)	$236,175	$(1,232,652)	$210,353

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common		Paid-In	Accumulated Other	Accumulated	Total
	Shares	Amount	Capital	Comprehensive Income	Deficit	Equity

BALANCE, March 31, 2018	8,812,838	$88,128	$74,293,758	$-	$(9,260,312)	$65,121,574

Net income	-	-	-	-	236,175	236,175
Distributions declared (a)	-	-	-	-	(1,738,547)	(1,738,547)
Redemption and cancellation of shares	(78,745)	(787)	(735,981)	-	-	(736,768)

BALANCE, June 30, 2018	8,734,093	$87,341	$73,557,777	$-	$(10,762,684)	$62,882,434

(a) Dividends per share were $0.20.

			Additional
	Common		Paid-In	Accumulated Other	Accumulated	Total
	Shares	Amount	Capital	Comprehensive Income	Deficit	Equity

BALANCE, December 31, 2017	8,952,132	$89,521	$75,586,926	$-	$(7,494,640)	$68,181,807

Net income	-	-	-	-	210,353	210,353
Distributions declared (a)	-	-	-	-	(3,478,397)	(3,478,397)
Redemption and cancellation of shares	(218,039)	(2,180)	(2,029,149)	-	-	(2,031,329)

BALANCE, June 30, 2018	8,734,093	$87,341	$73,557,777	$-	$(10,762,684)	$62,882,434

(a) Dividends per share were $0.40.

			Additional
	Common		Paid-In	Accumulated Other	Accumulated	Total
	Shares	Amount	Capital	Comprehensive Income	Deficit	Equity

BALANCE, March 31, 2019	8,635,242	$86,353	$72,611,615	$26,926	$(16,653,633)	$56,071,261

Net loss	-	-	-	-	(1,005,472)	(1,005,472)
Distributions declared (a)	-	-	-	-	(1,715,478)	(1,715,478)
Redemption and cancellation of shares	(14,300)	(143)	(142,857)	-	-	(143,000)
Other comprehensive income	-	-	-	46,812	-	46,812

BALANCE, June 30, 2019	8,620,942	$86,210	$72,468,758	$73,738	$(19,374,583)	$53,254,123

(a) Dividends per share were $0.20.

			Additional
	Common		Paid-In	Accumulated Other	Accumulated	Total
	Shares	Amount	Capital	Comprehensive Income	Deficit	Equity

BALANCE, December 31, 2018	8,665,262	$86,653	$72,898,310	$-	$(14,653,270)	$58,331,693

Net loss	-	-	-		(1,306,390)	(1,306,390)
Distributions declared (a)	-	-	-	-	(3,414,923)	(3,414,923)
Redemption and cancellation of shares	(44,320)	(443)	(429,552)	-	-	(429,995)
Other comprehensive income	-	-	-	73,738	-	73,738

BALANCE, June 30, 2019	8,620,942	$86,210	$72,468,758	$73,738	$(19,374,583)	$53,254,123

(a) Dividends per share were $0.40.

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(1,306,390)	$210,353
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Loss from investments in unconsolidated affiliated real estate entities	2,228,531	1,326,535
Amortization of discount on debt securities	(77,827)	-
Foreign currency transaction loss	43,965	-
Changes in assets and liabilities:
Increase in other assets	(60,460)	(38,985)
Increase in accrued interest on marketable securities	(25,764)	-
(Decrease)/increase in accounts payable and other accrued expenses	(48,562)	3,035
Increase in accrued interest on subordinated advances - related party	92,708	92,709
Increase/(decrease) in due to related parties	62,529	(882)

Net cash provided by operating activities	908,730	1,592,765

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(4,656,031)	-
Proceeds from preferred investment in related party	26,500,000	-
Investments in unconsolidated affiliated real estate entities	(791,922)	(1,588,237)

Cash provided by/(used in) investing activities	21,052,047	(1,588,237)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption and cancellation of common stock	(429,995)	(2,031,329)
Distributions paid to Company's common stockholders	(3,436,787)	(3,512,313)

Cash used in financing activities	(3,866,782)	(5,543,642)

Effect of exchange rate changes on cash and cash equivalents	(43,965)	-

Net change in cash and cash equivalents	18,050,030	(5,539,114)
Cash and cash equivalents, beginning of year	4,350,896	14,064,001
Cash and cash equivalents, end of period	$22,400,926	$8,524,887

Supplemental disclosure of cash flow information:
Distributions declared, but not paid	$565,541	$572,981
Holding gain on marketable securities, available for sale	$73,738	$-

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

Foreign Currency Transactions

The Company maintains funds in a bank account that is denominated in New Israeli Shekel (“ILS”) and is re-measured into U.S. Dollars at the current exchange rate at the end of each reporting period. As of June 30, 2019, the Company maintained approximately 14,899 ILS in a bank account, which was re-measured to $4,178, and is included in cash and cash equivalents on the Company’s consolidated balance sheet. For the three and six months ended June 30, 2019, the Company recorded a foreign currency transaction loss of $17,117 and $43,965 respectively, to reflect both the exchange rate at the end of the reporting period and the effect of exchange rate changes on the amount of functional currency paid or received while settling transactions during the period.

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

Recently Adopted Accounting Pronouncements

In August 2018, the Securities and Exchange Commission adopted the final rule amending certain disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded. In addition, the amendments expand the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The rule was effective on November 5, 2018 and will be effective for the quarter that begins after the effective date.  Since the Company already includes a year to date consolidated statement of stockholders’ equity in our interim financial statement filings, the adoption of this guidance resulted in the inclusion of a quarter to date consolidated statement of stockholders equity in our second and third quarter interim financial statement filings and the inclusion of corresponding prior periods statement of stockholders’ equity for all periods presented.

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

3.	Investments in Unconsolidated Affiliated Real Estate Entities

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in the unconsolidated affiliated real estate entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	June 30, 2019	December 31, 2018
RP Maximus Cove, L.L.C. (the "Cove Joint Venture")	January 31, 2017	22.50%	$15,680,282	$17,214,789
40 East End Ave. Pref Member LLC ( “40 East End Ave. Joint Venture”)	March 31, 2017	33.30%	13,666,964	13,569,066

Total investments in unconsolidated affiliated real estate entities			$29,347,246	$30,783,855

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

Subsequent to the Company’s acquisition through June 30, 2019, the Company has made an aggregate of $2.3 million (including $0.1 million during the six months ended June 30, 2019) of additional capital contributions to the Cove Joint Venture.

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

On May 8, 2019, the Cove Joint Venture entered into loans aggregating $180.0 million (the “Cove Loans”). The Cove Loans mature in five years and require monthly interest payments through their maturity dates.  The Cove Loans bear interest at a weighted average of LIBOR (with a floor of 2.0%) plus 2.15% and are collateralized by the Cove.  The Cove Joint Venture used the proceeds from the Cove Loans to fully repay the Loan. In connection with the refinancing, the Cove Joint Venture incurred a loss on the early extinguishment of debt of approximately $1.5 million during the second quarter of 2019, of which the Company’s proportionate share was approximately $0.3 million.

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

The following table represents the condensed income statements for the Cove Joint Venture:

(amounts in thousands)	For the Three Months Ended June 30, 2019	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018
Revenue	$3,992	$3,638	$7,685	$7,233
Property operating expenses	1,237	1,193	2,477	2,421
General and administrative costs	24	48	66	95
Depreciation and amortization	2,899	2,398	5,736	4,794
Operating loss	(168)	(1)	(594)	(77)
Loss on debt extinguishment	(1,526)	-	(1,526)	-
Interest expense and other, net	(2,517)	(2,741)	(5,451)	(5,311)
Net loss	$(4,211)	$(2,742)	$(7,571)	$(5,388)
Company's share of net loss (22.50%)	$(947)	$(617)	$(1,703)	$(1,213)
Additional depreciation and amortization expense (1)	(10)	103	(20)	(76)
Company's loss from investment	$(957)	$(514)	$(1,723)	$(1,289)

The following table represents the condensed balance sheets for the Cove Joint Venture:

	As of	As of
(amounts in thousands)	June 30, 2019	December 31, 2018

Real estate, at cost (net)	$143,512	$148,441
Cash and restricted cash	3,335	2,138
Other assets	1,274	1,810
Total assets	$148,121	$152,389

Mortgage payable, net	$178,161	$174,098
Other liabilities	1,176	2,776
Members' deficit (1)	(31,216)	(24,485)
Total liabilities and members' deficit	$148,121	$152,389

(1)	The adjustment to depreciation and amortization expense relates to the difference between the Company’s basis in the Cove Joint Venture and the amount of the underlying equity in net assets of the Cove Joint Venture.

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

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

The 40 East End Ave. Joint Venture, through affiliates, has acquired a parcel of land located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City on which it is constructing a luxury residential project consisting of 29 condominium units (the “40 East End Ave. Project”). On March 21, 2017, the 40 East End Ave. Joint Venture obtained financing from a financial institution of up to $85.3 million (the “Mortgage Payable”) for the land acquisition and construction of the 40 East End Ave. Project. The Mortgage Payable initially matures on September 21, 2020 but may be further extended one additional year, subject to satisfaction of certain conditions. The Mortgage Payable bears interest at Libor plus 4.50% (subject to floor of 5.00%) and is collateralized by the 40 East End Ave. Project. During the initial term, the monthly interest due on the Mortgage Payable is funded under the remaining availability under the Mortgage Payable and thereafter, interest is payable monthly and principal payments are required to be made from condominium sales proceeds. As of June 30, 2019, the outstanding principal balance of the Mortgage Payable was approximately $72.6 million and the remaining availability was approximately $12.7 million. The Company’s Sponsor (the “40 East End Guarantor”) has provided certain guarantees with respect to the Mortgage Payable, including a completion guarantee and a carry costs guarantee for the 40 East End Ave. Project. The members have agreed to reimburse the 40 East End Guarantor for any balance that may become due under the guarantees (the “40 East End Guarantee”), of which the Company’s share is 33.3%.

The Company has determined that the fair value of the 40 East End Guarantee is immaterial.

As of June 30, 2019, the 40 East End Ave. Project was still under development but has incurred certain selling, general and administrative costs; including marketing/advertising costs and staffing, rent and other costs, and depreciation and amortization expense of furnishing and fixtures related to an off-site sales office, which opened in May 2018. To date, such costs have been fully funded under the Mortgage Payable.

Subsequent to the Company’s acquisition through June 30, 2019, it has made an aggregate of $4.4 million (including $0.6 million during the six months ended June 30, 2019) of additional capital contributions to the 40 East End Ave. Joint Venture.

The 40 East End Ave. Joint Venture Financial Information

The following table represents the condensed income statements for the 40 East End Ave. Joint Venture:

(amounts in thousands)	For the Three Months June 30, 2019	For the Three Months June 30, 2018	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018
Selling, general and administrative costs	$619	$14	$1,012	$14
Depreciation and amortization	214	99	534	99
Operating loss	(833)	(113)	(1,546)	(113)
Other income	30	-	30	-
Net loss	$(803)	$(113)	$(1,516)	$(113)
Company's share of net loss (33.3%)	$(268)	$(38)	$(505)	$38

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

The following table represents the condensed balance sheets for the 40 East End Ave. Joint Venture:

	As of	As of
(amounts in thousands)	June 30, 2019	December 31, 2018

Real estate inventory	$146,060	$131,397
Cash and restricted cash	1,314	303
Other assets	228	229
Total assets	$147,602	$131,929

Mortgage payable, net	$71,087	$51,976
Other liabilities	5,413	9,145
Members' capital	71,102	70,808
Total liabilities and members' capital	$147,602	$131,929

4.	Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of June 30, 2019
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Israeli Bonds	$4,759,623	$73,738	$-	$4,833,361

During the first half of 2019, the Company acquired an aggregate of approximately $4.8 million of unsecured corporate bonds that are publicly traded on the Tel Aviv Stock Exchange (the “Israeli Bonds”) and are denominated in ILS. The fair value of the Israeli Bonds is translated using period-end exchange rates. Gains and losses resulting from the changes in exchange rates and market prices from period to period are reported as a component of AOCI. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, changes in market interest rates and foreign exchange rates, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of June 30, 2019, the Company did not recognize any impairment charges. The Company did not have any marketable securities during 2018.

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

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

As of June 30, 2019, all of the Company’s debt securities and were classified as Level 2 assets and there were no transfers between the level classifications during the six months ended June 30, 2019.

The fair value of the Company’s investments in debt securities are measured using quoted prices in markets that are not active.

The following table summarizes the estimated fair value of our investments in debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of June 30, 2019
Due in 1 year	$966,673
Due in 1 year through 5 years	3,866,688
Due in 5 year through 10 years	-
Due after 10 years	-
Total	$4,833,361

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

Distributions

On July 11, 2019, the Company’s Board of Directors authorized and the Company declared a distribution of $0.033 per share for each month during the three-month period ending September 30, 2019. The monthly distribution is the pro rata equivalent of an annual distribution of $0.40 per share, or an annualized rate of 4.0% assuming a purchase price of $10.00 per share. The distribution will be paid on or about the 15th day following each month-end to stockholders of record at the close of business on the last day of the prior month.

Previously, distributions in an amount equal to an 8.0% annualized rate were declared on a monthly basis beginning on October 28, 2015 through June 30, 2019 and were paid on or about the 15th day following each month end.

Future distributions declared will be at the discretion of the Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods and may differ from the amount of the distribution determined for this period. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, operating and interest expenses and our ability to refinance near-term debt. In addition, the Company currently intends to continue to comply with the REIT distribution requirement that it annually distribute no less than 90% of its taxable income. The Company cannot assure that regular distributions will continue to be made or that it will maintain any particular level of distributions that it has established or may establish.

6.	Related Party Transaction and Other Arrangements

The Company has agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Asset management fees (general and administrative costs)	$170,854	$156,622	$334,203	$312,864

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

Investment in Related Party

105-109 W. 28th Street Preferred Investment

The Company has entered into an agreement, as amended, with various related party entities that provided for the Company to make aggregate preferred equity contributions (the “105-109 W. 28th Street Preferred Investment”) of up to $37.0 million in an affiliate of its Sponsor (the “Moxy Developer”), which owns a parcel of land located at 105-109 W. 28th Street, New York, New York on which it constructed a 343-room Marriott Moxy hotel, which opened during February 2019. The 105-109 W. 28th Street Preferred Investment was made pursuant to an instrument that entitles the Company to monthly preferred distributions at a rate of 12% per annum and if then still outstanding, is redeemable by the Company on November 25, 2020. The 105-109 W. 28th Street Preferred Investment is classified as a held-to-maturity security and recorded at cost.

The Company made an initial contribution of $4.0 million during the fourth quarter of 2015 and subsequent contributions totaling $33.0 million during 2016 and, as result, the 105-109 W. 28th Street Preferred Investment has been fully funded. The 105-109 W. 28th Street Preferred Investment is classified as an investment in related party on the consolidated balance sheets. As of December 31, 2018, the 105-109 W. 28th Street Preferred Investment had an outstanding balance of $37.0 million and the Company received aggregate repayments of $26.5 million during March 2019 reducing the outstanding balance to $10.5 million as of June 30, 2019. During the three and six months ended June 30, 2019, the Company recorded approximately $0.3 million and $1.4 million, respectively, and during the three and six months ended June 30, 2018, the Company recorded approximately $1.1 million and $2.2 million, respectively, of investment income related to the 105-109 W. 28th Street Preferred Investment.

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

As of both June 30, 2019 and December 31, 2018, an aggregate of approximately $12.6 million of principal advances have been funded, which along with the related accrued interest of $538,480 and $445,771, respectively, are classified as Subordinated Advances – Related Party, a liability on the consolidated balance sheets. During both the three and six months ended June 30, 2019 and 2018, the Company accrued $46,611 and $92,709 of interest on the principal advances.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

7.	Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes.

8.	Subsequent Events

Acquisition of Land for Development

Williamsburg Land

On July 17, 2019, the Company, through a wholly-owned subsidiary, acquired four adjacent parcels of land located at 353-361 Bedford Avenue in Brooklyn, New York (collectively, the “Williamsburg Land”), from unaffiliated third parties, for an aggregate purchase price of approximately $30.4 million, excluding closing and other acquisition related costs. The acquisition was funded with cash on hand ($14.4 million) and proceeds from a mortgage loan ($16.0 million). The Company currently expects to develop and construct a 210-room branded-hotel (the “Williamsburg Hotel”) on the Williamsburg Land.

In connection with the closing of the acquisition of the Williamsburg Land, the Company simultaneously entered into a mortgage loan collateralized by the Williamsburg Land (the “Williamsburg Mortgage”) for approximately $16.0 million. The Williamsburg Mortgage has a term of one year, with two, six-month extension options, bears interest at 4.50% and requires monthly interest-only payments through its stated maturity with the entire unpaid balance due upon maturity.

In connection with the acquisition of the Williamsburg Land, the Advisor earned an acquisition fee equal to 1.00% of the gross aggregate contractual purchase price, which was approximately $0.3 million.

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

As of both June 30, 2019 and December 31, 2018, $12.6 million of principal advances were outstanding. The outstanding principal advances, together with the related accrued interest of $538,480 and $445,771, as of June 30, 2019 and December 31, 2018, respectively, are classified as Subordinated advances – related party, a liability, on the consolidated balance sheets.

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

Operating Portfolio Summary –

Unconsolidated Affiliated Real Estate Entitiy:

Multi - Family Residential	Location	Year Built	Leasable Units	Percentage Occupied as of June 30, 2019	Annualized Revenues based on rents at June 30, 2019	Annualized Revenues per unit at June 30, 2019
The Cove (Multi-Family Complex)	Tiburon, California	1967	281	97%	$16.2 million	$59,503

Critical Accounting Policies and Estimates

There were no material changes during the six months ended June 30, 2019 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2018 except for as discussed in Note 2 to the financial statements.

Results of Operations

Through June 30, 2019, we have made four real estate and real estate-related investments. During 2015 and 2016 we made aggregate contributions of $37.0 million in our first investment, which we refer to as the 105-109 W. 28th Street Preferred Investment, which was made pursuant to an instrument that entitles us to monthly preferred distributions at a rate of 12% per annum. During March 2019, we received aggregate repayments of $26.5 million from the 105-109 W. 28th Street Preferred Investment. As a result, the outstanding balance of our 105-109 W. 28th Street Preferred Investment was $10.5 million as of June 30, 2019. On January 31, 2017, we made our second investment when we acquired a 22.5% membership in the Cove Joint Venture. On March 31, 2017, we made our third investment when we acquired an approximate 33.3% interest in the 40 East End Ave. Joint Venture. We account for our ownership interests in the Cove Joint Venture and 40 East End Ave. Joint Venture under the equity method of accounting. Our ownership interests in the Cove Joint Venture and the 40 East End Ave. Joint Venture are classified on our consolidated balance sheets in investments in unconsolidated affiliated real estate entities. We made our fourth investment during 2019, which are unsecured corporate bonds that are publicly traded on the Tel Aviv Stock Exchange (the “Israeli Bonds”) and denominated in New Israeli Shekel (“ILS”).

The operating results of our investments are reflected in our consolidated statements of operations commencing from their respective dates of acquisition. The Cove Joint Venture owns and operates the Cove, a 281-unit, luxury waterfront multifamily rental property located in Tiburon, California. The 40 East End Ave. Joint Venture, through affiliates, owns a parcel of land located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York, New York, on which it is constructing a luxury residential project consisting of 29 condominium units (the “40 East End Ave. Project”). As of and for all periods through June 30, 2019, the 40 East End Ave. Project was still under development but the 40 East End Ave. Joint Venture has incurred certain selling, general and administrative costs and depreciation and amortization expense related to an off-site sales office, which opened during May 2018.

See Note 3, Note 4 and Note 6 of the Notes to Consolidated Financial Statements for additional information on our investments.

For the Three Months Ended June 30, 2019 vs. June 30, 2018

Investment income

Our investment income during the 2019 period consists of preferred distributions related to our 105-109 W. 28th Street Preferred Investment and interest income on our cash and cash equivalents and the Israeli Bonds. Our investment income during the 2018 period consists of preferred distributions related to our 105-109 W. 28th Street Preferred Investment.

Our investment income decreased by approximately $0.5 million to $0.6 million during the three months ended June 30, 2019 compared to $1.1 million for the same period in 2018. The decrease was primarily attributable to $0.8 million of lower preferred distributions on our 105-109 W. 28th Street Preferred Investment during the 2019 period as a result of aggregate repayments of $26.5 million on the 105-109 W. 28th Street Preferred Investment received during March 2019. This decrease was partially offset by an aggregate of approximately $0.3 million of interest income on our cash and cash equivalents and the Israeli Bonds during the 2019 period. We did not earn any interest income on the Israeli Bonds during the 2018 period.

Loss from investment in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities during the three months ended June 30, 2019 was $1.2 million compared to $0.6 million for the same period in 2018. Our loss from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the Cove Joint Venture and the 40 East End Ave. Joint Venture. We account for our ownership in the Cove Joint Venture and the 40 East End Ave. Joint Venture under the equity method of accounting.

General and administrative expenses

General and administrative expenses were $0.3 million for both the three months ended June 30, 2019 and 2018.

Foreign currency transaction loss

We maintain funds in a bank account that is denominated in New Israeli Shekel (“ILS”) and is re-measured into U.S. Dollars at the current exchange rate at the end of each reporting period. As of June 30, 2019, we maintained approximately 14,899 ILS in a bank account, which was re-measured to $4,178, and is included in cash and cash equivalents on our consolidated balance sheet. For the three months ended June 30, 2019, the foreign currency transaction loss was $17,117.

Interest expense

Interest expense, which is attributable to the outstanding principal advances of $12.6 million included in Subordinated Advances – Related Party, was $46,611 for both the three months ended June 30, 2019 and 2018. See Note 6 of the Notes to Financial Statements for additional information with to the outstanding principal advances and accrued interest thereon.

For the Six Months Ended June 30, 2019 vs. June 30, 2018

Investment income

Our investment income during the 2019 period consists of preferred distributions related to our 105-109 W. 28th Street Preferred Investment and interest income on our cash and cash equivalents and the Israeli Bonds. Our investment income during the 2018 period consists of preferred distributions related to our 105-109 W. 28th Street Preferred Investment.

Our investment income decreased by approximately $0.5 million to $1.7 million during the six months ended June 30, 2019 compared to $2.2 million for the same period in 2018. The decrease was primarily attributable to $0.8 million of lower preferred distributions on our 105-109 W. 28th Street Preferred Investment during the 2019 period as a result of aggregate repayments of $26.5 million on the 105-109 W. 28th Street Preferred Investment received during March 2019. This decrease was partially offset by an aggregate of approximately $0.3 million of interest income on our cash and cash equivalents and the Israeli Bonds during the 2019 period. We did not earn any interest income on the Israeli Bonds during the 2018 period.

Loss from investment in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities during the six months ended June 30, 2019 was $2.2 million compared to $1.3 million for the same period in 2018. Our loss from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the Cove Joint Venture and the 40 East End Ave. Joint Venture. We account for our ownership in the Cove Joint Venture and the 40 East End Ave. Joint Venture under the equity method of accounting.

General and administrative expenses

General and administrative expenses were $0.6 million for both the six months ended June 30, 2019 and 2018.

Foreign currency transaction loss

We maintain funds in a bank account that is denominated in New Israeli Shekel (“ILS”) and is re-measured into U.S. Dollars at the current exchange rate at the end of each reporting period. As of June 30, 2019, we maintained approximately 14,899 ILS in a bank account, which was re-measured to $4,178, and is included in cash and cash equivalents on our consolidated balance sheet. For the six months ended June 30, 2019, the foreign currency transaction loss was $43,965.

Interest expense

Interest expense, which is attributable to the outstanding principal advances of $12.6 million included in Subordinated Advances – Related Party, was $92,709 for both the six months ended June 30, 2019 and 2018. See Note 6 of the Notes to Financial Statements for additional information with to the outstanding principal advances and accrued interest thereon.

Financial Condition, Liquidity and Capital Resources

For the six months ended June 30, 2019 our primary source of funds were aggregate repayments of $26.5 million on our 105-109 W. 28th Street Preferred Investment and $0.9 million of cash flows from operations. As of June 30, 2019, we had cash and cash equivalents of $22.4 million, marketable securities, available for sale of $4.8 million (Israeli Bonds) and our remaining 105-109 W. 28th Street Preferred Investment of $10.5 million, which is redeemable on November 25, 2020.

On July 17, 2019, we, through a subsidiary, acquired four adjacent parcels of land located at 353-361 Bedford Avenue in Brooklyn, New York (collectively, the “Williamsburg Land”), from unaffiliated third parties, for an aggregate purchase price of approximately $30.4 million, excluding closing and other acquisition related costs. The acquisition was funded with cash on hand ($14.4 million) and proceeds from a mortgage loan ($16.0 million). We currently expect to develop and construct a 210-room branded-hotel (the “Williamsburg Hotel”) on the Williamsburg Land.

In connection with the closing of the acquisition of the Williamsburg Land, we simultaneously entered into a mortgage loan collateralized by the Williamsburg Land (the “Williamsburg Mortgage”) for approximately $16.0 million. The Williamsburg Mortgage has a term of one year, with two, six-month extension options, bears interest at 4.50% and requires monthly interest-only payments through its stated maturity with the entire unpaid balance due upon maturity.

In connection with the acquisition of the Williamsburg Land, the Advisor earned an acquisition fee equal to 1.00% of the gross aggregate contractual purchase price, which was approximately $0.3 million.

Our future sources of funds over the next twelve months are expected to consist of cash flows from our operations and the potential early repayment of our remaining outstanding 105-109 W. 28th Street Preferred Investment of $10.5 million. We currently believe that these cash resources along with our current available cash on hand and marketable securities, available for sale will be sufficient to satisfy our expected cash requirements (primarily consisting of our anticipated operating expenses, capital contributions, redemptions and cancellations of shares of our common stock, if approved, and distributions to our shareholders, if any, required to maintain our qualification as a REIT, and our development activities associated with the Williamsburg Hotel) for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Although we believe our capital resources are sufficient to fund our expected development activities related to the Williamsburg Hotel for the next twelve months, we ultimately expect to finance a substantial portion of our development costs through construction loans. Accordingly, we currently do not intend to commence construction activities prior to obtaining construction financing. However, there can be no assurance we will be successful in obtaining construction financing at favorable terms, if at all.

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

On May 8, 2019, the Cove Joint Venture entered into a five year, $180.0 million non-recourse loan (the “Cove Loan”). The Cove Loan requires monthly interest payments through its maturity date.  The Cove Loan bears interest at Libor (with a floor of 2.0%) plus 2.15% and is collateralized by the Cove. The Cove Joint Venture used the proceeds from the Cove Loan to fully repay the Loan. In connection with the refinancing, the Cove Joint Venture incurred a loss on the early extinguishment of debt of approximately $1.5 million during the second quarter of 2019, of which the Company’s proportionate share was approximately $0.3 million.

On March 21, 2017, the 40 East End Ave. Joint Venture obtained financing from a financial institution of up to $85.3 million (the “Mortgage Payable”) for the land acquisition and construction of the 40 East End Ave. Project. The Mortgage Payable initially matures on September 21, 2020 but may be further extended one additional year, subject to satisfaction of certain conditions. The Mortgage Payable bears interest at Libor plus 4.50% (subject to floor of 5.00%) and is collateralized by the 40 East End Ave. Project. During the initial term, the monthly interest due on the Mortgage Payable is funded under the remaining availability under the Mortgage Payable and thereafter, interest is payable monthly and principal payments are required to be made from condominium sales proceeds. As of June 30, 2019, the outstanding principal balance of the Mortgage Payable was approximately $72.6 million and the remaining availability was approximately $12.7 million. The Company’s Sponsor (the “40 East End Guarantor”) has provided certain guarantees with respect to the Mortgage Payable, including a completion guarantee and a carry costs guarantee for the 40 East End Ave. Project. The members have agreed to reimburse the 40 East End Guarantor for any balance that may become due under the guarantees, of which the Company’s share is 33.3%.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor. We have agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Asset management fees (general and administrative costs)	$170,854	$156,622	$334,203	$312,864

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

Summary of Cash Flows

The following summary discussion of our cash flows is based on the statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018

Cash flows provided by operating activities	$908,730	$1,592,765
Cash flows provided by/(used in) investing activities	21,052,047	(1,588,237)
Cash flows used in financing activities	(3,866,782)	(5,543,642)
Effect of exchange rate changes on cash and cash equivalents	(43,965)	-
Net change in cash, cash equivalents and restricted cash	18,050,030	(5,539,114)
Cash, cash equivalents and restricted cash, beginning of the year	4,350,896	14,064,001
Cash, cash equivalents and restricted cash, end of the period	$22,400,926	$8,524,887

During the six months ended June 30, 2019, our principal sources of cash flow have been derived from repayments of our 105-109 W. 28th Street Preferred Investment and operating cash flows.

Operating activities

The net cash provided by operating activities of $0.9 million during the 2019 period primarily related to our net loss of $1.3 million adjusted by adding back our loss from investments in unconsolidated affiliated real estate entities of $2.2 million.

Investing activities

The cash provided by investing activities of $21.1 million during the 2019 period consisted of proceeds from our investment in related party of $26.5 million offset by purchases of marketable securities of $4.7 million and capital contributions of $0.8 million to our investments in unconsolidated affiliated real estate entities.

Financing activities

The net cash used by financing activities of $3.9 million during the 2019 period principally consists of distributions of $3.4 million to common stockholders and redemptions and cancellation of common stock of $0.4 million.

Share Repurchase Program

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our date of inception through December 31, 2018, we repurchased 286,870 shares of common stock pursuant to our share repurchase program at an average price per share of $9.38 per share. For the six months ended June 30, 2019, we repurchased 44,320 shares of common stock pursuant to our share repurchase program at an average price per share of $9.70 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP (prior to its termination) and available cash on hand.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(1,005,472)	$236,175	$(1,306,390)	$210,353
FFO adjustments:
Adjustments to equity earnings from unconsolidated affiliated real estate entities	733,407	469,282	1,488,459	1,188,123
FFO	(272,065)	705,457	182,069	1,398,476
MFFO adjustments:
Amortization of discount on debt securities	(74,035)	-	(76,443)	-
Foreign currency transaction loss	17,117	-	43,965	-
Adjustments to equity earnings from unconsolidated affiliated real estate entities (loss on debt extinguishment)(1)	343,429	-	343,429	-
MFFO	14,446	705,457	493,020	1,398,476
Straight-line rent(2)	-	-	-	-
MFFO - IPA recommended format	$14,446	$705,457	$493,020	$1,398,476

Net loss	$(1,005,472)	$236,175	$(1,306,390)	$210,353
Net loss per common share, basic and diluted	$(0.12)	$0.03	$(0.15)	$0.02

FFO	$(272,065)	$705,457	$182,069	$1,398,476
FFO per common share, basic and diluted	$(0.03)	$0.08	$0.02	$0.16

MFFO - IPA recommended format	$14,446	$705,457	$493,020	$1,398,476

Weighted average number of common shares outstanding, basic and diluted	8,624,242	8,759,662	8,632,531	8,815,410

(1)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(2)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative FFO and distributions declared:

For the period September 9, 2014
(date of inception) through
June 30, 2019

FFO	$7,099,296
Distributions declared	$19,724,093

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

There have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Real Estate Income Trust Inc. on Form 10-Q for the quarter ended June 30, 2019, filed with the SEC on August 14, 2019, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Date: August 14, 2019	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2019	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

