Form 10-Q
period 2019-09-30
Lightstone Real Estate Income Trust Inc.
filed 2019-11-12
CIK 1619312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes ☐  No ☑

As of November 8, 2019, there were 8.6 million outstanding shares of common stock of Lightstone Real Estate Income Trust Inc.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)
Assets

Construction in progress	$33,030,263	$-
Investment in related party	-	37,000,000
Investments in unconsolidated affiliated real estate entities	28,342,651	30,783,855
Cash and cash equivalents	14,098,234	4,350,896
Marketable securities, available for sale	5,418,095	-
Restricted cash and other assets	785,222	10,374

Total Assets	$81,674,465	$72,145,125

Liabilities and Stockholders' Equity

Mortgage payable, net	$15,527,332	$-
Accounts payable and other accrued expenses	376,210	90,468
Due to related parties	481,162	57,775
Distributions payable	286,008	587,405
Subordinated advances - related party	13,217,615	13,077,784

Total liabilities	29,888,327	13,813,432

Commitments and Contingencies

Stockholders' Equity:

Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 8.6 million and 8.7 million shares issued and outstanding, respectively	86,002	86,653
Additional paid-in-capital	72,263,135	72,898,310
Accumulated other comprehensive income	437,157	-
Accumulated deficit	(21,000,156)	(14,653,270)

Total Stockholders' Equity	51,786,138	58,331,693

Total Liabilities and Stockholders' Equity	$81,674,465	$72,145,125

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
(Loss)/Income:
Investment income	$488,648	$1,134,667	$2,143,809	$3,367,000
Loss from investments in unconsolidated affiliated real estate entities	(883,061)	(933,878)	(3,111,592)	(2,260,413)

Total (loss)/income	(394,413)	200,789	(967,783)	1,106,587

Expenses:
General and administrative costs	326,128	258,220	922,474	860,956
Interest expense	47,122	47,122	139,831	139,831
Foreign currency transaction (gain)/loss	(113)	-	43,852	-
Total expenses	373,137	305,342	1,106,157	1,000,787

Net (loss)/income	$(767,550)	$(104,553)	$(2,073,940)	$105,800

Net (loss)/income per common share, basic and diluted	$(0.09)	$(0.01)	$(0.24)	$0.01

Weighted average number of common shares outstanding, basic and diluted	8,605,404	8,703,425	8,623,389	8,777,672

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss)/income	$(767,550)	$(104,553)	$(2,073,940)	$105,800

Other comprehensive income:
Holding gain on marketable securities, available for sale	363,419	-	437,157	-

Other comprehensive income	363,419	-	437,157	-

Comprehensive (loss)/income	$(404,131)	$(104,553)	$(1,636,783)	$105,800

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income	Deficit	Equity
BALANCE, June 30, 2018	8,734,093	$87,341	$73,557,777	$-	$(10,762,684)	$62,882,434

Net loss	-	-	-	-	(104,553)	(104,553)
Distributions declared (a)	-	-	-	-	(1,749,186)	(1,749,186)
Redemption and cancellation of shares	(41,714)	(417)	(397,979)	-	-	(398,396)

BALANCE, September 30, 2018	8,692,379	$86,924	$73,159,798	$-	$(12,616,423)	$60,630,299

(a) Dividends per share were $0.20.

			Additional	Accumulated Other
	Common		Paid-In	Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income	Deficit	Equity
BALANCE, December 31, 2017	8,952,132	$89,521	$75,586,926	$-	$(7,494,640)	$68,181,807

Net income	-	-	-	-	105,800	105,800
Distributions declared (a)	-	-	-	-	(5,227,583)	(5,227,583)
Redemption and cancellation of shares	(259,753)	(2,597)	(2,427,128)	-	-	(2,429,725)

BALANCE, September 30, 2018	8,692,379	$86,924	$73,159,798	$-	$(12,616,423)	$60,630,299

(a) Dividends per share were $0.60.

			Additional	Accumulated Other
	Common		Paid-In	Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income	Deficit	Equity
BALANCE, June 30, 2019	8,620,942	$86,210	$72,468,758	$73,738	$(19,374,583)	$53,254,123

Net loss	-	-	-	-	(767,550)	(767,550)
Distributions declared (a)	-	-	-	-	(858,023)	(858,023)
Redemption and cancellation of shares	(20,718)	(208)	(205,623)	-	-	(205,831)
Other comprehensive income	-	-	-	363,419	-	363,419

BALANCE, September 30, 2019	8,600,224	$86,002	$72,263,135	$437,157	$(21,000,156)	$51,786,138

(a) Dividends per share were $0.10.

			Additional	Accumulated Other
	Common		Paid-In	Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income	Deficit	Equity
BALANCE, December 31, 2018	8,665,262	$86,653	$72,898,310	$-	$(14,653,270)	$58,331,693

Net loss	-	-	-	-	(2,073,940)	(2,073,940)
Distributions declared (a)	-	-	-	-	(4,272,946)	(4,272,946)
Redemption and cancellation of shares	(65,038)	(651)	(635,175)	-	-	(635,826)
Other comprehensive income	-	-	-	437,157	-	437,157

BALANCE, September 30, 2019	8,600,224	$86,002	$72,263,135	$437,157	$(21,000,156)	$51,786,138

(a) Dividends per share were $0.50.

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(2,073,940)	$105,800
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Loss from investments in unconsolidated affiliated real estate entities	3,111,592	2,260,413
Amortization of discount on debt securities	(197,752)	-
Foreign currency transaction loss	43,852	-
Changes in assets and liabilities:
Increase in other assets	(43,765)	(21,735)
Increase in accrued interest on marketable securities	(127,155)	-
Increase/(decrease) in accounts payable and other accrued expenses	15,038	(8,104)
Increase in accrued interest on subordinated advances - related party	139,831	139,831
Increase in due from related parties	-	(370,000)
Increase /(decrease) in due to related parties	119,197	(1,725)

Net cash provided by operating activities	986,898	2,104,480

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in unconsolidated affiliated real estate entities	(961,972)	(2,529,199)
Purchase of investment property	(32,369,725)	-
Distributions from unconsolidated affiliated real estate entities	291,584	-
Proceeds from preferred investment in related party	37,000,000	-
Purchase of marketable securities, available for sale	(4,656,031)	-

Net cash used in investing activities	(696,144)	(2,529,199)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	16,000,000	-
Payment of loan fees and expenses	(558,312)	-
Distributions paid to Company's common stockholders	(4,574,343)	(5,264,242)
Redemption and cancellation of common stock	(635,826)	(2,429,725)

Net cash provided by/(used in) financing activities	10,231,519	(7,693,967)

Effect of exchange rate changes on cash and cash equivalents	(43,852)	-

Net change in cash, cash equivalents and restricted cash	10,478,421	(8,118,686)
Cash, cash equivalents and restricted cash, beginning of year	4,350,896	14,064,001
Cash, cash equivalents and restricted cash, end of period	$14,829,317	$5,945,315

Supplemental disclosure of cash flow information:
Distributions declared, but not paid	$286,008	$570,238
Holding gain on marketable securities, available for sale	$437,157	$-
Construction in progress not paid	$574,894	$-
Amortization of deferred financing costs included in construction in progress	$85,644	$-

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$14,098,234	$5,945,315
Restricted cash	731,083	-
Total cash, cash equivalents and restricted cash	$14,829,317	$5,945,315

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

The Offering, which terminated on March 31, 2017, raised aggregate gross proceeds of approximately $85.6 million from the sale of approximately 8.9 million shares of common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor). After including aggregate principal advances from our Sponsor of $12.6 million made under a subordinated loan agreement (the “Subordinated Agreement”) (as discussed in Note 7) and allowing for the payment of approximately $7.6 million in selling commissions and dealer manager fees and $3.2 million in organization and offering expenses, the Offering generated aggregate net proceeds of approximately $87.5 million.

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

The consolidated financial statements have been prepared in accordance with GAAP. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of real estate debt investments and securities, the valuation of the investment in related party and revenue recognition. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

The consolidated balance sheet as of December 31, 2018 included herein has been derived from the consolidated balance sheet included in the Company's Annual Report on Form 10-K.

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

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash and other assets, mortgage payable, accounts payable and other accrued expenses and due to related parties approximate their fair values because of the short maturity of these instruments.

Restricted Cash

Restricted cash consists of amounts held in escrow subject to release in accordance with the applicable debt agreement for the payment of real estate taxes, insurance and capital improvements, as required. Approximately $0.7 million was held in restricted cash accounts as of September 30, 2019.

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

Foreign Currency Transactions

The Company maintains funds in a bank account that is denominated in New Israeli Shekel (“ILS”) and is re-measured into U.S. Dollars at the current exchange rate at the end of each reporting period. As of September 30, 2019, the Company maintained approximately 14,840 ILS in a bank account, which was re-measured to $4,274, and is included in cash and cash equivalents on the Company’s consolidated balance sheet. For the three and nine months ended September 30, 2019, the Company recorded a foreign currency transaction gain of $113 and loss of $43,852, respectively, to reflect both the exchange rate at the end of the reporting period and the effect of exchange rate changes on the amount of functional currency paid or received while settling transactions during the period.

The Company did not have any ILS denominated financial instruments as of December 31, 2018.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

New Accounting Pronouncements

In June 2016, the  Financial Accounting Standards Board issued an accounting standards update which replaces the incurred loss impairment methodology currently in use with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The new guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  The Company is currently in the process of evaluating the impact the adoption of this standard will have on the Company’s consolidated financial statements.

The Company has reviewed and determined that other recently issued accounting pronouncements will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its current operations.

3.	Williamsburg Moxy Hotel

On July 17, 2019, the Company, through a wholly-owned subsidiary, acquired four adjacent parcels of land located at 353-361 Bedford Avenue in Brooklyn, New York (collectively, the “Williamsburg Land”), from unaffiliated third parties, for an aggregate purchase price of approximately $30.4 million, excluding closing and other acquisition related costs, on which it intends to develop and construct a 210-room branded hotel (the “Williamsburg Moxy Hotel”). The acquisition was funded with cash on hand ($14.4 million) and proceeds from a mortgage loan ($16.0 million).

In connection with the acquisition of the Williamsburg Land, the Advisor earned an acquisition fee equal to 1.00% of the gross aggregate contractual purchase price, which was approximately $0.3 million.

As of September 30, 2019, the Company incurred and capitalized to construction in progress an aggregate of $33.0 million (including the acquisition fee of $0.3 million and capitalized interest of $0.2 million) consisting of acquisition and other development costs attributable to the Williamsburg Moxy Hotel. During both the three and nine months ended September 30, 2019, the Company capitalized interest of approximately $0.2 million in connection with the development of the Williamsburg Moxy Hotel.

Williamsburg Mortgage

In connection with the closing of the acquisition of the Williamsburg Land, the Company simultaneously entered into a mortgage loan collateralized by the Williamsburg Land (the “Williamsburg Mortgage”) for $16.0 million. The Williamsburg Mortgage has a term of one year, with two, six-month extension options, bears interest at 4.50% and requires monthly interest-only payments through its stated maturity with the entire unpaid balance due upon maturity (July 2020). As of September 30, 2019, the outstanding principal balance of the Williamsburg Mortgage was $16.0 million, which is presented, net of deferred financing fees of $0.5 million, on the consolidated balance sheets and is classified as Mortgage Payable, net.

The Williamsburg Mortgage (outstanding principal balance of $16.0 million as of September 30, 2019) initially matures in July 2020 but has two, six-month extension options, subject to certain conditions. The Company intends to seek to exercise the extension options or refinance the Williamsburg Mortgage on or before its applicable stated maturity date. However, if we are unable to refinance the outstanding indebtedness at favorable terms, we will look to repay the then outstanding balance with available cash and/or proceeds from selective asset sales. The Company has no additional significant maturities of mortgage debt over the next 12 months.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

4.	Investments in Unconsolidated Affiliated Real Estate Entities

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in the unconsolidated affiliated real estate entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	September 30, 2019	December 31, 2018
RP Maximus Cove, L.L.C. (the "Cove Joint Venture")	January 31, 2017	22.50%	$14,931,124	$17,214,789
40 East End Ave. Pref Member LLC ( “40 East End Ave. Joint Venture”)	March 31, 2017	33.30%	13,411,527	13,569,066

Total investments in unconsolidated affiliated real estate entities			$28,342,651	$30,783,855

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

Subsequent to the Company’s acquisition through September 30, 2019, the Company has made an aggregate of $2.3 million (including $0.1 million during the nine months ended September 30, 2019) of additional capital contributions to the Cove Joint Venture. During the three months ended September 30, 2019, the Company received aggregate distributions of $0.3 million from the Cove Joint Venture.

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

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

The following table represents the condensed income statements for the Cove Joint Venture:

(amounts in thousands)	For the Three Months Ended September 30, 2019	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018
Revenues	$4,227	$3,672	$11,912	$10,905

Property operating expenses	1,297	1,239	3,774	3,660
General and administrative costs	17	41	83	136
Depreciation and amortization	2,884	2,420	8,620	7,214

Operating income/(loss)	29	(28)	(565)	(105)

Loss on debt extinguishment	-	-	(1,526)	-
Interest expense and other, net	(2,019)	(2,833)	(7,470)	(8,145)
Net loss	$(1,990)	$(2,861)	$(9,561)	$(8,250)
Company's share of net loss (22.50%)	$(448)	$(644)	$(2,151)	$(1,856)
Adjustment to depreciation and amortization expense (1)	(10)	(10)	(30)	(87)
Company's loss from investment	$(458)	$(654)	$(2,181)	$(1,943)

The following table represents the condensed balance sheets for the Cove Joint Venture:

	As of	As of
(amounts in thousands)	September 30, 2019	December 31, 2018
Real estate, at cost (net)	$140,738	$148,441
Cash and restricted cash	3,093	2,138
Other assets	1,722	1,810
Total assets	$145,553	$152,389

Mortgage payable, net	$178,254	$174,098
Other liabilities	1,800	2,776
Members' deficit (1)	(34,501)	(24,485)
Total liabilities and members' deficit	$145,553	$152,389

(1)	The adjustment to depreciation and amortization expense relates to the difference between the Company’s basis in the Cove Joint Venture and the amount of the underlying equity in net assets of the Cove Joint Venture.

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

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

The 40 East End Ave. Joint Venture, through affiliates, has acquired a parcel of land located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City on which it is developing a luxury residential project consisting of 29 condominium units (the “40 East End Ave. Project”). On March 21, 2017, the 40 East End Ave. Joint Venture obtained financing from a financial institution of up to $85.3 million (the “Mortgage Payable”) for the land acquisition and construction of the 40 East End Ave. Project. The Mortgage Payable initially matures on September 21, 2020 but may be further extended one additional year, subject to satisfaction of certain conditions. The Mortgage Payable bears interest at Libor plus 4.50% (subject to floor of 5.00%) and is collateralized by the 40 East End Ave. Project. During the initial term, the monthly interest due on the Mortgage Payable is funded under the remaining availability under the Mortgage Payable and thereafter, interest is payable monthly and principal payments are required to be made from condominium sales proceeds. As of September 30, 2019, construction of the 40 East End Ave. Project was substantially complete. The Company’s Sponsor (the “40 East End Guarantor”) has provided certain guarantees with respect to the Mortgage Payable, including a completion guarantee and a carry costs guarantee for the 40 East End Ave. Project. The members have agreed to reimburse the 40 East End Guarantor for any balance that may become due under the guarantees (the “40 East End Guarantee”), of which the Company’s share is 33.3%.

The Company has determined that the fair value of the 40 East End Guarantee is immaterial.

Subsequent to the Company’s acquisition through September 30, 2019, it has made an aggregate of $4.6 million (including $0.8 million during the nine months ended September 30, 2019) of additional capital contributions to the 40 East End Ave. Joint Venture.

The 40 East End Ave. Joint Venture Financial Information

The following table represents the condensed income statements for the 40 East End Ave. Joint Venture:

(amounts in thousands)	For the Three Months September 30, 2019	For the Three Months September 30, 2018	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018
Revenues	$5,086	$-	$5,086	$-

Cost of goods sold	4,742	-	4,742	-
Other expenses	334	533	1,346	547
Depreciation and amortization	-	308	534	407
Operating income/(loss)	10	(841)	(1,536)	(954)

Interest expense and other, net	(1,287)	-	(1,257)	-
Net loss	$(1,277)	$(841)	$(2,793)	$(954)
Company's share of net loss (33.3%)	$(425)	$(280)	$(930)	$(318)

The following table represents the condensed balance sheets for the 40 East End Ave. Joint Venture:

	As of	As of
(amounts in thousands)	September 30, 2019	December 31, 2018
Real estate inventory	$144,919	$131,397
Cash and restricted cash	6,582	303
Other assets	354	229
Total assets	$151,855	$131,929

Mortgage payable, net	$76,887	$51,976
Other liabilities	4,224	9,145
Members' capital	70,744	70,808
Total liabilities and members' capital	$151,855	$131,929

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

5.	Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of September 30, 2019
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Israeli Bonds	$4,980,938	$437,157	$-	$5,418,095

During 2019, the Company acquired unsecured corporate bonds that are publicly traded on the Tel Aviv Stock Exchange (the “Israeli Bonds”) and are denominated in ILS. The fair value of the Israeli Bonds is translated using period-end exchange rates. Gains and losses resulting from the changes in exchange rates and market prices from period to period are reported as a component of AOCI. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, changes in market interest rates and foreign exchange rates, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of September 30, 2019, the Company did not recognize any impairment charges. The Company did not have any marketable securities during 2018.

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

As of September 30, 2019, all of the Company’s debt securities and were classified as Level 2 assets and there were no transfers between the level classifications during the nine months ended September 30, 2019.

The fair value of the Company’s investments in debt securities are measured using quoted prices in markets that are not active.

The following table summarizes the estimated fair value of our investments in debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of September 30, 2019
Due in 1 year	$1,083,617
Due in 1 year through 5 years	4,334,478
Due in 5 year through 10 years	-
Due after 10 years	-
Total	$5,418,095

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

Distributions

On July 11, 2019, August 6, 2019 and November 11, 2019, the Company’s Board of Directors authorized and the Company declared a distribution of $0.033 per share for each month during the three-month periods ending September 30, 2019, December 31, 2019 and March 31, 2020, respectively. The monthly distribution is the pro rata equivalent of an annual distribution of $0.40 per share, or an annualized rate of 4.0% assuming a purchase price of $10.00 per share. The distribution will be paid on or about the 15th day following each month-end to stockholders of record at the close of business on the last day of the prior month.

Previously, distributions in an amount equal to an 8.0% annualized rate were declared on a monthly basis beginning on October 28, 2015 through June 30, 2019 and were paid on or about the 15th day following each month end.

Future distributions declared will be at the discretion of the Board of Directors based on their analysis of the Company’s performance over the previous periods and expectations of performance for future periods and may differ from the amount of the distribution determined for this period. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, operating and interest expenses and our ability to refinance near-term debt. In addition, the Company currently intends to continue to comply with the REIT distribution requirement that it annually distribute no less than 90% of its taxable income. The Company cannot assure that regular distributions will continue to be made or that it will maintain any particular level of distributions that it has established or may establish.

7. Related Party Transaction and Other Arrangements

The Company has agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Acquisition Fees (1)	$304,195	$-	$304,195	$-
Asset Management Fees (general and administrative costs)	176,385	157,338	510,588	470,202

Total	$480,580	$157,338	$814,783	$470,202

(1)	Acquisition fees of $304,195 were capitalized and are included in the carrying value of our investment in the Williamsburg Moxy Hotel which is classified as construction in progress on the consolidated balance sheets.

Investment in Related Party

105-109 W. 28th Street Preferred Investment

The Company entered into an agreement, as amended, with various related party entities that provided for the Company to make aggregate preferred equity contributions (the “105-109 W. 28th Street Preferred Investment”) of up to $37.0 million in an affiliate of its Sponsor (the “Moxy Developer”), which owns a parcel of land located at 105-109 W. 28th Street, New York, New York on which it constructed a 343-room Marriott Moxy hotel, which opened during February 2019. The 105-109 W. 28th Street Preferred Investment was made pursuant to an instrument that entitled the Company to monthly preferred distributions at a rate of 12% per annum. The 105-109 W. 28th Street Preferred Investment was classified as a held-to-maturity security and recorded at cost.

As of December 31, 2018, the 105-109 W. 28th Street Preferred Investment had an outstanding balance of $37.0 million and was classified as an investment in related party on the consolidated balance sheets. The Company received aggregate repayments of $26.5 million during March 2019 and received the remaining $10.5 million that was outstanding on August 26, 2019 and as a result, has fully redeemed the 105-109 W. 28th Street Preferred Investment. During the three and nine months ended September 30, 2019, the Company recorded approximately $0.2 million and $1.6 million, respectively, and during the three and nine months ended September 30, 2018, the Company recorded approximately $1.1 million and $3.4 million, respectively, of investment income related to the 105-109 W. 28th Street Preferred Investment.

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

As of both September 30, 2019 and December 31, 2018, an aggregate of approximately $12.6 million of principal advances have been funded, which along with the related accrued interest of $585,602 and $445,771, respectively, are classified as Subordinated Advances – Related Party, a liability on the consolidated balance sheets. During both the three and nine months ended September 30, 2019 and 2018, the Company accrued $47,122 and $139,831 of interest on the principal advances.

8. Commitments and Contingencies

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

The Company has and will continue to seek to originate, acquire and manage a diverse portfolio of real estate and real estate-related investments, including investments in mezzanine loans, first lien mortgage loans, second lien mortgage loans, bridge loans and/or preferred equity interests, in each case with a focus on investments intended to finance development or redevelopment opportunities. The Company may also invest in debt and derivative securities related to real estate assets. A substantial portion of the Company’s investments by value may be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly owned by, the Sponsor, by its affiliates or by real estate investment programs sponsored by it.

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

As of both September 30, 2019 and December 31, 2018, $12.6 million of principal advances were outstanding. The outstanding principal advances, together with the related accrued interest of $585,602 and $445,771, as of September 30, 2019 and December 31, 2018, respectively, are classified as Subordinated advances – related party, a liability, on the consolidated balance sheets.

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

Operating Portfolio Summary –

Unconsolidated Affiliated Real Estate Entitiy:

Multi - Family Residential	Location	Year Built	Leasable Units	Percentage Occupied as of September 30, 2019	Annualized Revenues based on rents at September 30, 2019	Annualized Revenues per unit at September 30, 2019
The Cove (Multi-Family Complex)	Tiburon, California	1967	281	97%	$16.5 million	$58,858

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended September 30, 2019 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2018 except for as discussed in Note 2 to the financial statements.

Results of Operations

Through September 30, 2019, we have made five real estate and real estate-related investments. During 2015 and 2016 we made aggregate contributions of $37.0 million in our first investment, which we refer to as the 105-109 W. 28th Street Preferred Investment, which was made pursuant to an instrument that entitled us to monthly preferred distributions at a rate of 12% per annum. We received aggregate repayments of $26.5 million during March 2019 and received the remaining $10.5 million that was outstanding on August 26, 2019 and as a result, have fully redeemed the 105-109 W. 28th Street Preferred Investment. On January 31, 2017, we made our second investment when we acquired a 22.5% membership in the Cove Joint Venture. On March 31, 2017, we made our third investment when we acquired an approximate 33.3% interest in the 40 East End Ave. Joint Venture. We account for our ownership interests in the Cove Joint Venture and 40 East End Ave. Joint Venture under the equity method of accounting. Our ownership interests in the Cove Joint Venture and the 40 East End Ave. Joint Venture are classified on our consolidated balance sheets in investments in unconsolidated affiliated real estate entities. We made our fourth investment during 2019, which are unsecured corporate bonds that are publicly traded on the Tel Aviv Stock Exchange (the “Israeli Bonds”) and denominated in New Israeli Shekel (“ILS”). We commenced our fifth investment on July 17, 2019, when we acquired four adjacent parcels of land located at 353-361 Bedford Avenue in Brooklyn, New York (collectively, the “Williamsburg Land”), on which we intend to development and construct a 210-room branded hotel (the “Williamsburg Moxy Hotel”).

The operating results of our investments are reflected in our consolidated statements of operations commencing from their respective dates of acquisition. The Cove Joint Venture owns and operates the Cove, a 281-unit, luxury waterfront multifamily rental property located in Tiburon, California. The 40 East End Ave. Joint Venture, through affiliates, owns a parcel of land located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York, New York, on which it is developing a luxury residential project consisting of 29 condominium units (the “40 East End Ave. Project”). As of September 30, 2019, construction of the 40 East End Ave. Project was substantially complete.

See Note 2, Note 3, Note 4 and Note 6 of the Notes to Consolidated Financial Statements for additional information on our investments.

For the Three Months Ended September 30, 2019 vs. September 30, 2018

Investment income

Our investment income during the 2019 period consisted of preferred distributions related to our 105-109 W. 28th Street Preferred Investment and interest income on our cash and cash equivalents and the Israeli Bonds. Our investment income during the 2018 period consisted of preferred distributions related to our 105-109 W. 28th Street Preferred Investment.

Our investment income decreased by approximately $0.6 million to $0.5 million during the three months ended September 30, 2019 compared to $1.1 million for the same period in 2018. The decrease was primarily attributable to lower preferred distributions on our 105-109 W. 28th Street Preferred Investment of $0.9 million during the 2019 period resulting from the repayments received during 2019. This decrease was partially offset by an aggregate of approximately $0.3 million of interest income earned on our cash and cash equivalents and the Israeli Bonds during the 2019 period. We did not earn any interest income on the Israeli Bonds during the 2018 period.

Loss from investment in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities during both the three months ended September 30, 2019 and 2018 was $0.9 million. Our loss from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the Cove Joint Venture and the 40 East End Ave. Joint Venture. We account for our ownership in the Cove Joint Venture and the 40 East End Ave. Joint Venture under the equity method of accounting.

General and administrative expenses

General and administrative expenses were $0.3 million for both the three months ended September 30, 2019 and 2018.

Foreign currency transaction gain

We maintain funds in a bank account that is denominated in New Israeli Shekel (“ILS”) and is re-measured into U.S. Dollars at the current exchange rate at the end of each reporting period. As of September 30, 2019, we maintained approximately 14,840 ILS in a bank account, which was re-measured to $4,274, and is included in cash and cash equivalents on our consolidated balance sheet. For the three months ended September 30, 2019, the foreign currency transaction gain was $113.

Interest expense

Interest expense, which is attributable to the outstanding principal advances of $12.6 million included in Subordinated Advances – Related Party, was $47,122 for both the three months ended September 30, 2019 and 2018. See Note 6 of the Notes to Financial Statements for additional information with to the outstanding principal advances and accrued interest thereon.

For the Nine Months Ended September 30, 2019 vs. September 30, 2018

Investment income

Our investment income during the 2019 period consists of preferred distributions related to our 105-109 W. 28th Street Preferred Investment and interest income on our cash and cash equivalents and the Israeli Bonds. Our investment income during the 2018 period consists of preferred distributions related to our 105-109 W. 28th Street Preferred Investment.

Our investment income decreased by approximately $1.3 million to $2.1 million during the nine months ended September 30, 2019 compared to $3.4 million for the same period in 2018. The decrease was primarily attributable to lower preferred distributions on our 105-109 W. 28th Street Preferred Investment of $1.8 million during the 2019 period resulting from the repayments received during 2019. This decrease was partially offset by an aggregate of approximately $0.5 million of interest income on our cash and cash equivalents and the Israeli Bonds during the 2019 period. We did not earn any interest income on the Israeli Bonds during the 2018 period.

Loss from investment in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities during the nine months ended September 30, 2019 was $3.1 million compared to $2.3 million for the same period in 2018. Our loss from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the Cove Joint Venture and the 40 East End Ave. Joint Venture. We account for our ownership in the Cove Joint Venture and the 40 East End Ave. Joint Venture under the equity method of accounting.

General and administrative expenses

General and administrative expenses were $0.9 million for both the nine months ended September 30, 2019 and 2018.

Foreign currency transaction loss

We maintain funds in a bank account that is denominated in New Israeli Shekel (“ILS”) and is re-measured into U.S. Dollars at the current exchange rate at the end of each reporting period. As of September 30, 2019, we maintained approximately 14,840 ILS in a bank account, which was re-measured to $4,274, and is included in cash and cash equivalents on our consolidated balance sheet. For the nine months ended September 30, 2019, the foreign currency transaction loss was $43,852.

Interest expense

Interest expense, which is attributable to the outstanding principal advances of $12.6 million included in Subordinated Advances – Related Party, was $139,831 for both the nine months ended September 30, 2019 and 2018. See Note 6 of the Notes to Financial Statements for additional information with to the outstanding principal advances and accrued interest thereon.

Financial Condition, Liquidity and Capital Resources

For the nine months ended September 30, 2019 our primary source of funds were aggregate repayments of $37.0 million on our 105-109 W. 28th Street Preferred Investment, proceeds of $16.0 million from a mortgage loan collateralized by the Williamsburg Land and $1.0 million of cash flows from operations. As of September 30, 2019, we had cash and cash equivalents of $14.1 million and marketable securities, available for sale of $5.4 million (Israeli Bonds).

On July 17, 2019, we, through a subsidiary, acquired the Williamsburg Land, from unaffiliated third parties, for an aggregate purchase price of approximately $30.4 million, excluding closing and other acquisition related costs, on which we intend to development and construct the Williamsburg Moxy Hotel. The acquisition was funded with cash on hand ($14.4 million) and proceeds from a mortgage loan ($16.0 million).

In connection with the closing of the acquisition of the Williamsburg Land, we simultaneously entered into a mortgage loan collateralized by the Williamsburg Land (the “Williamsburg Mortgage”) for approximately $16.0 million. The Williamsburg Mortgage has a term of one year, with two, six-month extension options, bears interest at 4.50% and requires monthly interest-only payments (approximately $180,000 for the remainder of 2019 and $420,000 during 2020) through its stated maturity with the entire unpaid balance due upon maturity.

The Williamsburg Mortgage (outstanding principal balance of $16.0 million as of September 30, 2019) initially matures in July 2020 but has two, six-month extension options, subject to certain conditions. We intend to seek to exercise the extension options or refinance the Williamsburg Mortgage on or before its applicable stated maturity date. However, if we are unable to refinance the outstanding indebtedness at favorable terms, we will look to repay the then outstanding balance with available cash and/or proceeds from selective asset sales. We have no additional significant maturities of mortgage debt over the next 12 months.

As of September 30, 2019, we incurred and capitalized to construction in progress an aggregate of $33.0 million (including capitalized interest of $0.2 million) consisting of acquisition and other development costs attributable to the Williamsburg Moxy Hotel.

Our future sources of funds over the next twelve months are expected to consist of cash flows from our operations. We currently believe that these cash resources along with our current available cash on hand and marketable securities, available for sale will be sufficient to satisfy our expected cash requirements (primarily consisting of our anticipated operating expenses, capital contributions, redemptions and cancellations of shares of our common stock, if approved, and distributions to our shareholders, if any, required to maintain our qualification as a REIT, and our development activities associated with the Williamsburg Moxy Hotel) for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Although we believe our capital resources are sufficient to fund our expected development activities related to the Williamsburg Moxy Hotel for the next twelve months, we ultimately expect to finance a substantial portion of our development costs through construction loans. Accordingly, we currently do not intend to commence construction activities prior to obtaining construction financing. However, there can be no assurance we will be successful in obtaining construction financing at favorable terms, if at all.

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

On March 21, 2017, the 40 East End Ave. Joint Venture obtained financing from a financial institution of up to $85.3 million (the “Mortgage Payable”) for the land acquisition and construction of the 40 East End Ave. Project. The Mortgage Payable initially matures on September 21, 2020 but may be further extended one additional year, subject to satisfaction of certain conditions. The Mortgage Payable bears interest at Libor plus 4.50% (subject to floor of 5.00%) and is collateralized by the 40 East End Ave. Project. During the initial term, the monthly interest due on the Mortgage Payable is funded under the remaining availability under the Mortgage Payable and thereafter, interest is payable monthly and principal payments are required to be made from condominium sales proceeds. As of September 30, 2019, construction of the 40 East End Ave. Project was substantially complete. The Company’s Sponsor (the “40 East End Guarantor”) has provided certain guarantees with respect to the Mortgage Payable, including a completion guarantee and a carry costs guarantee for the 40 East End Ave. Project. The members have agreed to reimburse the 40 East End Guarantor for any balance that may become due under the guarantees, of which the Company’s share is 33.3%.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor. We have agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Acquisition Fees (1)	$304,195	$-	$304,195	$-
Asset Management Fees (general and administrative costs)	176,385	157,338	510,588	470,202

Total	$480,580	$157,338	$814,783	$470,202

(1)	Acquisition fees of $304,195 were capitalized and are reflected in the carrying value of our investment in the Williamsburg Hotel which is included in construction in progress on the consolidated balance sheets.

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

Summary of Cash Flows

The following summary discussion of our cash flows is based on the statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018
Net cash flows provided by operating activities	$986,898	$2,104,480
Net cash flows used in investing activities	(696,144)	(2,529,199)
Net cash flows provided by/(used in) financing activities	10,231,519	(7,693,967)
Effect of exchange rate changes on cash and cash equivalents	(43,852)	-
Net change in cash, cash equivalents and restricted cash	10,478,421	(8,118,686)
Cash, cash equivalents and restricted cash, beginning of the year	4,350,896	14,064,001
Cash, cash equivalents and restricted cash, end of the period	$14,829,317	$5,945,315

During the nine months ended September 30, 2019, our principal sources of cash flow have been derived from repayments of our 105-109 W. 28th Street Preferred Investment, the proceeds from a mortgage collateralized by the Williamsburg Land and operating cash flows.

Operating activities

The net cash provided by operating activities of $1.0 million during the 2019 period primarily related to our net loss of $2.1 million adjusted by adding back our loss from investments in unconsolidated affiliated real estate entities of $3.1 million.

Investing activities

The cash used in investing activities of $0.7 million during the 2019 period consisted of acquisition and other development costs of $32.4 million attributable to the Williamsburg Moxy Hotel, purchases of marketable securities of $4.7 million and capital contributions of $1.0 million to our investments in unconsolidated affiliated real estate entities, partially offset by proceeds from our investment in related party of $37.0 million and distributions received from our investments in unconsolidated affiliated real estate entities of $0.3 million.

Financing activities

The net cash provided by financing activities of $10.2 million during the 2019 period principally consists of net proceeds of $15.4 million from the Williamsburg Mortgage partially offset by distributions of $4.6 million to our common stockholders and redemptions and cancellation of shares of our common stock of $0.6 million.

Distributions

On July 11, 2019, August 6, 2019 and November 11, 2019, our Board of Directors authorized and we declared a distribution of $0.033 per share for each month during the three-month periods ending September 30, 2019, December 31, 2019 and March 31, 2020, respectively. The monthly distribution is the pro rata equivalent of an annual distribution of $0.40 per share, or an annualized rate of 4.0% assuming a purchase price of $10.00 per share. The distribution will be paid on or about the 15th day following each month-end to stockholders of record at the close of business on the last day of the prior month.

Previously, distributions in an amount equal to an 8.0% annualized rate were declared on a monthly basis beginning on October 28, 2015 through June 30, 2019 and were paid on or about the 15th day following each month end.

Future distributions declared will be at the discretion of the Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods and may differ from the amount of the distribution determined for this period. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, operating and interest expenses and our ability to refinance near-term debt. In addition, twe currently intend to continue to comply with the REIT distribution requirement that it annually distribute no less than 90% of our taxable income. We cannot assure that regular distributions will continue to be made or that we will maintain any particular level of distributions that it has established or may establish.

Share Repurchase Program

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our date of inception through December 31, 2018, we repurchased 286,870 shares of common stock pursuant to our share repurchase program at an average price per share of $9.38 per share. For the nine months ended September 30, 2019, we repurchased 65,038 shares of common stock pursuant to our share repurchase program at an average price per share of $9.78 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP (prior to its termination) and available cash on hand.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss)/income	$(767,550)	$(104,553)	$(2,073,940)	$105,800
FFO adjustments:
Adjustments to equity earnings from unconsolidated affiliated real estate entities	659,013	656,981	2,147,472	1,845,104
FFO	(108,537)	552,428	73,532	1,950,904
MFFO adjustments:

Amortization of discount on debt securities	(121,309)	-	(197,752)	-
Foreign currency transaction (gain)/loss	(113)	-	43,851	-
Adjustments to equity earnings from unconsolidated affiliated real estate entities (loss on debt extinguishment)(1)	-	-	343,429	-
MFFO	(229,959)	552,428	263,060	1,950,904
Straight-line rent(2)	-	-	-	-
MFFO - IPA recommended format	$(229,959)	$552,428	$263,060	$1,950,904

Net (loss)/income	$(767,550)	$(104,553)	$(2,073,940)	$105,800
Net loss per common share, basic and diluted	$(0.09)	$(0.01)	$(0.24)	$0.01

FFO	$(108,537)	$552,428	$73,532	$1,950,904
FFO per common share, basic and diluted	$(0.01)	$0.06	$0.01	$0.22

MFFO - IPA recommended format	$(229,959)	$552,428	$263,060	$1,950,904

Weighted average number of common shares outstanding, basic and diluted	8,605,404	8,703,425	8,623,389	8,777,672

(1)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(2)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative FFO and distributions declared:

For the period September 9, 2014
(date of inception) through
September 30, 2019

FFO	$6,990,759
Distributions declared	$20,582,115

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

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Real Estate Income Trust Inc. on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 12, 2019, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Date: November 12, 2019	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2019	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)