Form 10-K
period 2019-12-31
Lightstone Real Estate Income Trust Inc.
filed 2020-03-26
CIK 1619312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2019

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

There is no established market for the Registrant’s common shares. As of June 30, 2019, the last business day of the most recently completed second quarter, there were 8.4 million shares of the registrant’s common stock held by non-affiliates of the registrant. On March 25, 2020, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $9.50 per share derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, all as of December 31, 2019. For a full description of the methodologies used to value the Registrant's assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” As of March 15, 2020, there were approximately 8.3 million shares of common stock held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K, together with other statements and information publicly disseminated by Lightstone Real Estate Income Trust Inc. contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Exchange Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general economic and local real estate conditions, (ii) the availability of suitable acquisition/investment opportunities, (iii) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (iv) the level and volatility of interest rates and foreign currency exchange rates, (v) increases in operating costs, (vi)  the inability of tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business and (vii) changes in governmental laws and regulations. Accordingly, there is no assurance that our expectations will be realized.

PART I.

ITEM 1. BUSINESS:

General Description of Business

Structure

Lightstone Real Estate Income Trust Inc. (‘‘Lightstone Income Trust’’), is a Maryland corporation, formed on September 9, 2014, which elected to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2016.

Lightstone Income Trust, together with its subsidiaries is collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns refers to Lightstone Income Trust or the Company as required by the context in which any such pronoun is used.

We have and will continue to seek to originate, acquire and manage a diverse portfolio of real estate and real estate-related investments, including investments in mezzanine loans, first lien mortgage loans, second lien mortgage loans, bridge loans and preferred equity interests, with a focus on development investments and investments intended to finance development or redevelopment opportunities. We may also invest in debt and derivative securities related to real estate assets. A substantial portion of our investments by value may be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly owned by The Lightstone Group, LLC (the “Sponsor”), its affiliates or its other sponsored real estate investment programs. Although we expect that most of our investments will be of these types, we may invest in whatever types of real estate-related investments that we believe are in our best interests.

We currently have one operating segment. As of December 31, 2019, we (i) wholly owned and consolidated the operating results of one development project, the Williamsburg Moxy Hotel, (ii) held an unconsolidated 22.5% membership interest in RP Maximus Cove L.L.C. (the “Cove Joint Venture”), which we subsequently disposed of on February 12, 2020, and (iii) held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). We account for our unconsolidated membership interests in the Cove Joint Venture and the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

Our advisor is Lightstone Real Estate Income LLC, a Delaware limited liability company (the ‘‘Advisor’’), which is majority owned by David Lichtenstein. On September 12, 2014, the Advisor contributed $200,000 to Lightstone Income Trust in exchange for 20,000 shares of common stock (“Common Shares”), or $10.00 per share. Mr. Lichtenstein also is a majority owner of the equity interests of The Lightstone Group, LLC. The Lightstone Group, LLC served as our Sponsor during our initial public offering (the “Offering”) which terminated on March 31, 2017. Mr. Lichtenstein owns 222,222 Common Shares which were issued on June 15, 2015 for $2.0 million, or $9.00 per share. Subject to the oversight of our board of directors (the “Board of Directors”), the Advisor has primary responsibility for making investment decisions on our behalf and managing our day-to-day operations. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone Income Trust.

We do not have any employees. The Advisor receives compensation and fees for services related to the investment and management of our assets.  The Advisor has certain affiliates which may manage the properties we acquire. However, we may also contract with other unaffiliated third-party property managers.

Our Common Shares are not currently listed on a national securities exchange. We may seek to list our Common Shares for trading on a national securities exchange only if a majority of our independent directors believe listing would be in the best interest of our stockholders. We do not intend to list our Common Shares at this time. We do not anticipate that there would be any market for our Common Shares until they are listed for trading. In the event we do not begin the process of achieving a liquidity event prior to March 31, 2022, which is the fifth anniversary of the termination of our Offering, our charter requires either (a) an amendment to our charter to extend the deadline to begin the process of achieving a liquidity event, or (b) the holding of a stockholders meeting to vote on a proposal for an orderly liquidation of our portfolio.

Related Parties

On March 18, 2016, we and the Sponsor entered into a subordinated unsecured loan agreement (the “Subordinated Agreement”) pursuant to which the Sponsor made aggregate principal advances of $12.6 million to us through March 31, 2017 (the termination date of the Offering). The outstanding principal advances bear interest at a rate of 1.48%, but no interest or principal is due and payable to the Sponsor until holders of our Common Shares have received liquidation distributions equal to their respective net investments (defined as $10.00 per Common Share) plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments.

Distributions in connection with a liquidation of the Company initially will be made to holders of our Common Shares until holders of our Common Shares have received liquidation distributions equal to their respective net investments plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments. Thereafter, only if additional liquidating distributions are available, we will be obligated to repay the outstanding principal advances and related accrued interest to the Sponsor. In the event that additional liquidation distributions are available after we repay our holders of common stock their respective net investments plus their 8% return on investment and then the outstanding principal advances and related accrued interest to the Sponsor, such additional distributions will be paid to holders of our Common Shares and the Sponsor as follows: 85.0% of the aggregate amount will be payable to holders of our Common Shares and the remaining 15.0% will be payable to the Sponsor.

The principal advances and the related interest are subordinate to all of our obligations as well as to the holders of our Common Shares in an amount equal to the shareholder’s net investment plus a cumulative, pre-tax, non-compounded annual return of 8.0% and only potentially payable in the event of a liquidation of the Company.

In connection with the termination of the Offering on March 31, 2017, we and the Sponsor simultaneously terminated the Subordinated Agreement and as a result, the Sponsor is no longer obligated to make any additional principal advances to us. Interest will continue to accrue on the outstanding principal advances and repayment, if any, of the principal advances and related accrued interest will still be made according to the terms of the Subordinated Agreement disclosed above.

As of December 31, 2019, approximately $13.3 million of principal advances and related accrued interest were outstanding.

Our Advisor and its affiliates are related parties. Certain of these entities are entitled to compensation and fees for services related to the investment of our assets during our acquisition, operational and liquidation stages. The compensation levels during our acquisition and operational stages are based on percentages of the cost of acquired properties or other investments and the annual revenue earned from such properties or other investments, and other such fees and expense reimbursement outlined in each of the respective agreements.

Primary Investment Objectives, Acquisition and Investment Policies

Our primary investment objectives are:

•	to pay periodic distributions to our stockholders as required to maintain our qualification as a REIT; and

•	to preserve and protect our shareholders’ capital contribution.

Our strategy is to originate, acquire and manage a diverse portfolio of real estate or real estate-related investments located primarily in the United States. A substantial portion of our investments currently are related-party investments located in relatively large metropolitan areas. We generally have sought to create a portfolio of investments that either generate or are expected to generate attractive cash flow for distributions. Additionally, a focus on investing in debt instruments aligns with our primary investment objectives. However, we have and still may target capital appreciation from our investments.

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

We have and expect to continue to seek to originate, acquire and manage a diverse portfolio of real estate and/or real estate-related investments, including mezzanine loans, first lien mortgage loans, second lien mortgage loans, bridge loans and preferred equity interests with a focus on development investments and investments intended to finance development or redevelopment opportunities. We may also invest in debt and derivative securities related to real estate assets, such as commercial mortgage-backed securities (“CMBS”); collateralized debt obligations (“CDOs”); debt securities issued by real estate companies; and credit default swaps. We have and expect to continue to focus our origination and acquisition activity on real estate-related investments secured by or related to properties located in the United States, and primarily related-party investments. We sometimes refer to the foregoing types of investments as our targeted investments. We have and will continue to target investments that generally offer predictable current cash flow and/or attractive risk-adjusted returns based on the underwriting criteria established and employed by our Advisor, which includes the anticipated leverage point, market and economic conditions, the location and quality of the underlying collateral and the borrower’s exit or refinancing plan. We believe our ability to continue to execute our investment strategy may be enhanced through access to our Sponsor’s extensive experience in financing real estate projects it has sponsored, as opposed to a strategy that relies solely on buying assets in the open market from third-party originators. We have and will continue to seek to build a portfolio that includes some of or all the following investment characteristics: (a) provides current income; (b) is secured by high-quality commercial real estate; (c) includes subordinate capital investments by strong sponsors that support our investments and provide downside protection; and (d) possesses strong structural features that maximize repayment potential, such as a clear exit or refinancing plan by the borrower.

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

Distributions

Distribution Objectives

U.S. federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles in the United States (“US GAAP”)) determined without regard to the deduction for dividends paid and excluding any net capital gain. In order to continue to qualify as a REIT, we may be required to make distributions in excess of cash available.

Distributions, if any, are authorized at the discretion of our Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. Such analyses may include actual and anticipated operating cash flow, capital expenditure needs, general financial and market conditions, proceeds from asset sales and redemptions and other factors that our board of directors deem relevant. Our Board of Directors’ decisions will be substantially influenced by their obligation to ensure that we maintain our federal tax status as a REIT. We may fund distributions with cash proceeds from borrowings if we do not generate sufficient cash flow from our operations to fund distributions. Our ability to pay distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that any future distributions will be made or that we will maintain any particular level of distributions that we have previously established or may establish.

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

Distributions on Common Shares

Our Board of Directors commenced declaring and we began paying distributions on our Common Shares at the pro rata equivalent of an annual distribution of $0.80 per share, or an annualized rate of 8.0% assuming a purchase price of $10.00 per share, beginning with the period from June 22, 2015 through November 30, 2015 and monthly thereafter beginning with the month ending December 31, 2015 through the month ending June 30, 2019. Beginning with the month ending July 31, 2019, our Board of Directors decreased the regular monthly distributions on our Common Shares to the pro rata equivalent of an annual distribution of $0.40 per share, or an annualized rate of 4.0% assuming a purchase price of $10.00 per share. Distributions are payable to stockholders of record at the close of business on the last day of the month-end. All distributions were paid on or about the 15th day of the month following the month-end.

On November 11, 2019 our Board of Directors authorized and we declared a distribution of $0.033 per share for each month during the three-month periods ending March 31, 2020. The monthly distribution is the pro rata equivalent of an annual distribution of $0.40 per share, or an annualized rate of 4.0% assuming a purchase price of $10.00 per share. The distribution will be paid on or about the 15th day following each month-end to stockholders of record at the close of business on the last day of the prior month.

On March 25, 2020, the Board of Directors determined to suspend regular monthly distributions.

Future distributions, if any, declared will be at the discretion of our Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, operating and interest expenses and our ability to refinance near-term debt. In addition, we currently intend to continue to comply with the REIT distribution requirement that we annually distribute no less than 90% of our taxable income. We cannot assure that any future distributions will be made or that we will maintain any particular level of distributions that we have previously established or may establish.

Total distributions declared during the years ended December 31, 2019 and 2018 were $5.1 million and $7.0 million, respectively.

Share Repurchase Program

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to us, subject to restrictions. For the years ended December 31, 2019 and 2018, we repurchased 70,038 and 286,870 Common Shares, respectively, at an average price per share of $9.76 and $9.38 per share, respectively.

On March 25, 2020, the Board of Directors amended the share repurchase program to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately.

Tax Status

We elected to qualify and be taxed as a REIT commencing with the taxable year ended December 31, 2016. As a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, (the “Code”), we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with US GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at the regular corporate rate, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.

To qualify or maintain our qualification as a REIT, we engage in certain activities through a wholly-owned taxable REIT subsidiary (“TRS”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities, if any.

As of December 31, 2019 and 2018, we had no material uncertain income tax positions. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income, if any.

Market Overview and Opportunity

We believe that the market for investment in real estate and/or real estate-related investments secured by or related to real estate located primarily in the United States continues to be compelling from a risk-return perspective. We have and intend primarily to continue to focus on investing in development or redevelopment opportunities because of increased demand for development and/or redevelopment projects; funding sources to fund such projects have not kept pace with demand; and traditional lenders have tightened lending standards, making it more difficult for some developers to obtain traditional financing.

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

Employees

We do not have employees. We entered into an advisory agreement with our Advisor pursuant to which our Advisor supervises and manages our day-to-day operations and selects our real estate and real estate related investments, subject to oversight by our Board of Directors. We pay our Advisor fees for services related to the investment and management of our assets, and we reimburse our Advisor for certain expenses incurred on our behalf.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None applicable.

ITEM 2. PROPERTIES:

On July 17, 2019 we acquired four adjacent parcels of land located at 353-361 Bedford Avenue in Brooklyn, New York on which we intend to develop and construct the Williamsburg Moxy Hotel, a 210-room branded hotel. As of December 31, 2019, the Williamsburg Moxy Hotel, which we wholly own and consolidate, was under development.

With respect to our unconsolidated properties as of December 31, 2019, we held (i) a 22.5% membership interest in the Cove Joint Venture, an affiliated real estate entity, which owns the Cove, a 281-unit luxury waterfront multi-family rental property located in Tiburon, California and (ii) an approximate 33.3% membership interest in the 40 East End Ave. Joint Venture, an affiliated real estate entity which owns the 40 East End Project, a substantially complete luxury residential development project consisting of 29 condominium units on a parcel of land located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City.

Unconsolidated Affiliated Real Estate Entitiy:

Multi - Family Residential	Location	Year Built	Leasable Units	Date Acquired	Percentage Occupied as of December 31, 2019	Annualized Revenues based on rents at December 31, 2019	Annualized Revenues per unit at December 31, 2019
The Cove (Multi-Family Complex)(1)	Tiburon, California	1967	281	1/31/2017	96%	$16.0 million	$56,656

(1)	On February 12, 2020, we disposed of our membership interest in the Cove Joint Venture.

ITEM 3. LEGAL PROCEEDINGS:

From time to time in the ordinary course of business, we may become subject to legal proceedings, claims or disputes.

As of the date hereof, we are not a party to any material pending legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on its results of operations or financial condition, which would require accrual or disclosure of the contingency and possible range of loss.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

Shareholder Information

As of March 15, 2020, we had approximately 8.5 million shares of common stock outstanding, held by a total of 2,041 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

Market Information

Our Common Shares are not currently listed on a national securities exchange. We may seek to list our Common Shares for trading on a national securities exchange only if a majority of our independent directors believe listing would be in the best interest of our stockholders. We do not intend to list our Common Shares at this time. We do not anticipate that there would be any active market for our Common Shares until they are listed for trading. In the event we do not begin the process of achieving a liquidity event prior to March 31, 2022, which is the fifth anniversary of the termination of our Offering, our charter requires either (a) an amendment to our charter to extend the deadline to begin the process of achieving a liquidity event, or (b) the holding of a stockholders meeting to vote on a proposal for an orderly liquidation of our portfolio.

Estimated Net Asset Value (“NAV”) and NAV per Share of Common Stock (“NAV per Share”)

On March 25, 2020, our Board of Directors approved our estimated NAV of approximately $81.6 million and resulting estimated NAV per Share of $9.50, both as of December 31, 2019 and after the addition of principal advances made by our Sponsor under the Subordinated Agreement. In connection with our Offering, which terminated on March 31, 2017, our Sponsor funded an aggregate of approximately $12.6 million of principal advances. In the calculation of our estimated NAV, no allocation of value was made to Subordinated advances – related party because the estimated NAV per Share did not exceed an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 8.0% as of December 31, 2019.

The estimated value of our shares was calculated as of a particular point in time.  The value of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets.  There is no assurance of the extent to which the current estimated valuation should be relied upon for any purpose after its effective date regardless that it may be published on any statement issued by us or otherwise.

Process and Methodology

Our Advisor, along with any necessary material assistance or confirmation of a third-party valuation expert or service, is responsible for calculating our NAV, which we currently expect will be done on at least an annual basis unless our Common Shares are approved for listing on a national securities exchange. Our Board of Directors will review each estimate of NAV and approve the resulting NAV per Share.

Our estimated NAV per Share as of December 31, 2019 was calculated with the assistance of both our Advisor and Marshall & Steven’s Incorporated (“M&S”), an independent third-party valuation firm engaged by us to assist with the valuation of our assets, liabilities and any allocations of value to the Sponsor’s subordinated advances. Our Advisor recommended and our Board of Directors established the estimated NAV per Share as of December 31, 2019 based upon the analyses and reports provided by our Advisor and M&S. The process for estimating the value of our assets, liabilities and allocations of value to our Sponsor’s subordinated advances is performed in accordance with the provisions of the Investment Program Association (the “IPA”) Practice Guideline 2013-01, “Valuations of Publicly Registered Non-Listed REITs,” issued April 29, 2013. We believe that our valuations were developed in a manner reasonably designed to ensure their reliability.

The engagement of M&S with respect to our NAV per Share as of December 31, 2019 was approved by our Board of Directors, including all of our independent directors. M&S has extensive experience in conducting asset valuations, included valuations of commercial real estate, debt, properties and real estate-related investments.

With respect to our NAV per Share as of December 31, 2019, M&S prepared appraisal reports (the “M&S Appraisal Reports”) summarizing key inputs and assumptions on the two of the three properties (collectively, the “M&S Appraised Properties”) in which we held ownership interests as of December 31, 2019.

M&S also prepared a NAV report (the “December 2019 NAV Report”) which estimated the NAV per Share as of December 31, 2019. The December 2019 NAV Report relied upon (i) M&S’s Appraisal Reports for the M&S Appraised Properties and (ii) our Advisor’s estimate of the value of membership interest in the Cove Joint Venture, cash and cash equivalents, due from/(to) related parties, marketable securities, available for sale, other assets, mortgage payable, other liabilities and any allocations of value to Subordinated advances – related party, to calculate estimated NAV per Share, all as of December 31, 2019.

The table below sets forth the calculation of our estimated NAV and resulting estimated NAV per Share as of December 31, 2019 as well as the comparable calculation as of December 31, 2018:

	As of December 31, 2019		As of December 31, 2018
	Value	Per Share	Value	Per Share
Net Assets:
Real Estate Assets:
Investment in related party	$-		$37,000,000
Construction in progress	38,500,000		-
Investments in unconsolidated affiliated real estate entities	41,092,779		46,214,182
Total real estate assets	79,592,779	$9.26	83,214,182	$9.60
Non-Real Estate Assets:
Cash and cash equivalents	13,730,832		4,350,896
Other assets	4,774,055		10,374
Total non-real estate assets	18,504,887	2.15	4,361,270	0.50
Total Assets	98,097,666	11.41	87,575,452	10.10
Liabilities:
Mortgage payable, net	(15,656,241)		-
Other liabilities	(822,509)		(735,647)
Subordinated advances - related party	-		(187,185)
Total liabilities	(16,478,750)	(1.91)	(922,832)	(0.10)

Adjusted NAV after giving effect to principal advances from Sponsor under Subordinated Agreement	$81,618,916	$9.50	$86,652,620	$10.00

Shares of Common Stock Outstanding	8,595,224		8,665,262

Use of an Independent Valuation Firm

As discussed above, our Advisor is responsible for calculating our NAV. In connection with determining our NAV, our Advisor may rely on the material assistance or confirmation of a third-party valuation expert or service. In this regard, M&S was selected by our Board of Directors to assist our Advisor in the calculation of our estimated NAV and resulting estimated NAV per Share as of December 31, 2019. M&S services included appraising the M&S Appraised Properties and preparing the December 2019 NAV Report. M&S is engaged in the business of appraising commercial real estate properties and is not affiliated with us or the Advisor. The compensation we paid to M&S was based on the scope of work and not on the appraised values of our real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. The M&S Appraisal Reports were reviewed, approved, and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its reports, M&S did not, and was not requested to; solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us. In preparing its reports, M&S did not, and was not requested to solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.

M&S collected reasonably available material information that it deemed relevant in appraising these real estate properties. M&S relied in part on property-level information provided by our Advisor, including (i) property historical and projected operating revenues and expenses; and/or (ii) information regarding recent or planned capital expenditures.

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

M&S is actively engaged in the business of appraising commercial real estate properties and real estate related-investments similar to those owned or invested by us in connection with public security offerings, private placements, business combinations, and similar transactions. We do not believe that there are any material conflicts of interest between M&S, on the one hand, and us, the Sponsor, the Advisor, and our affiliates, on the other hand. Our Advisor engaged M&S on behalf of our Board of Directors to deliver their reports to assist in the NAV calculation as of December 31, 2019 and M&S received compensation for those efforts. In addition, we agreed to indemnify M&S against certain liabilities arising out of this engagement. M&S has previously assisted in our prior NAV calculations and has also been engaged by us for certain valuation services with respect to our investments. M&S may from time to time in the future perform other services for us and our Sponsor or other affiliates of the Sponsor, so long as such other services do not adversely affect the independence of M&S as certified in the M&S Appraisal Reports. During the past two years M&S has also been engaged to provide appraisal services to another non-traded REIT sponsored by our Sponsor for which it was paid usual and customary fees.

Although M&S considered any comments received from us and the Advisor relating to their reports, the final estimated fair values for the M&S Appraised Properties were determined by M&S. The reports were addressed to our Board of Directors to assist our Board of Directors in calculating an estimated NAV per Share as of December 31, 2019. The reports were not addressed to the public, may not be relied upon by any other person to establish an estimated NAV per Share, and do not constitute a recommendation to any person to purchase or sell any shares of our common stock.

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

Real Estate Assets

As of December 31, 2019, we have ownership interests in (i) one wholly owned and consolidated property (the Williamsburg Moxy Hotel) and (ii) two unconsolidated properties (the Cove and the 40 East End Project), held through membership interests in joint ventures, (collectively, the “Real Estate Assets”).

As described above, we engaged M&S to provide an appraisal of the M&S Appraised Properties consisting of the Williamsburg Moxy Hotel and the 40 East End Ave. Project, two of the three properties in which we held ownership interests as of December 31, 2019. M&S did not provide an appraisal for the Cove as of December 31, 2019 but rather relied on our Advisor’s estimated fair value as discussed below.

In preparing their appraisal reports, M&S, among other things:

•	Performed a site visit of each property in connection with this assignment or other assignments;
•	Interviewed our officers or our Advisor’s personnel to obtain information relating to the physical condition of each appraised property, including known environmental conditions, status of ongoing or planned property additions and reconfigurations, and other factors for such properties;
•	Reviewed lease agreements for any properties subject to a long-term lease and discussed with us or the Advisor certain lease provisions and factors on each property; and
•	Reviewed the acquisition criteria and parameters used by real estate investors for properties similar to the subject properties, including a search of real estate data sources and publications concerning real estate buyer’s criteria, discussions with sources deemed appropriate, and a review of transaction data for similar properties.

M&S employed the income approach and/or the sales comparison approach to estimate the value of the appraised properties. The income approach involves an economic analysis of the property based on its potential to provide future net annual income. As part of the valuation, a discounted cash flow analysis (“DCF Analysis”) and/or direct capitalization analysis was used in the income approach to determine the value of our interest in the portfolio. The indicated value by the income approach represents the amount an investor may pay for the expectation of receiving the net cash flow from the property.

The direct capitalization analysis is based upon the net operating income of the property capitalized at an appropriate capitalization rate for the property based upon property characteristics and competitive position and market conditions at the date of the appraisal.

In applying the DCF Analysis, pro forma statements of operations for the property including revenues and expenses are analyzed and projected over a multi-year period or the expected “sell out” period for a condominium project. If applicable, the property is assumed to be sold at the end of the multi-year holding period. If applicable, the reversion value of the property which can be realized upon sale at the end of the holding period is calculated based on the capitalization of the estimated net operating income of the property in the year of sale, utilizing a capitalization rate deemed appropriate in light of the age, anticipated functional and economic obsolescence and competitive position of the property at the time of sale. Net proceeds to owners are determined by deducting appropriate costs of sale. The discount rate selected for the DCF Analysis is based upon estimated target rates of return for buyers of similar properties.

The sales comparison approach utilizes indices of value derived from actual or proposed sales of comparable properties to estimate the value of the subject property. The appraiser analyzed such comparable sale data as was available to develop a market value conclusion for the subject property.

M&S prepared the M&S Appraisal Reports summarizing key inputs and assumptions, for each of the appraised properties using financial information provided by us and our Advisor. From such review, M&S selected the appropriate cash flow discount rate, residual discount rate, and terminal capitalization rate in the DCF Analysis, if applicable, the appropriate capitalization rate in the direct capitalization analysis and the appropriate price per unit in the sales comparison analysis. As for those properties consolidated on our financials, and for which we do not own 100% of the ownership interest, the property value was adjusted to reflect our ownership interest in such property after consideration of the distribution priorities associated with such property.

The estimated values for our investments in real estate may or may not represent current market values and do not equal the book values of our real estate investments in accordance with US GAAP. Our consolidated investment in real estate is currently carried in our consolidated financial statements at its amortized cost basis, adjusted for any loss impairments and bargain purchase gains recognized to date. Our unconsolidated investments in real estate are currently accounted for under the cost method of accounting in our consolidated financial statements.

The following summarizes the valuation approaches used for our Real Estate Assets:

Construction in progress:

On July 17, 2019 we acquired four adjacent parcels of land located at 353-361 Bedford Avenue in Brooklyn, New York on which we intend to develop and construct the Williamsburg Moxy Hotel, a 210-room branded hotel. As of December 31, 2019, the Williamsburg Moxy Hotel, which we wholly own and consolidate, was under development.

The following summarizes the value approach used for the Williamsburg Moxy Hotel

Because the Williamsburg Moxy Hotel was under development as of December 31, 2019, M&S deemed it appropriate to determine its fair value of approximately $38.5 million as of December 31, 2019 based on the aggregate estimated fair value of the land parcels of $34.4 million (using a sales comparison approach) plus other development costs incurred of $4.1 million.

The estimated fair value of the Williamsburg Moxy Hotel compared to our carrying value of $34.2 million, both as of December 31, 2019, equates to an increase in value of 12.5%.

Investments in unconsolidated affiliated real estate entities:

With respect to our unconsolidated properties as of December 31, 2019, we held (i) a 22.5% membership interest in the Cove Joint Venture, an affiliated real estate entity, which owns the Cove, a 281-unit luxury waterfront multi-family rental property located in Tiburon, California and (ii) an approximate 33.3% membership interest in the 40 East End Ave. Joint Venture, an affiliated real estate entity which owns the 40 East End Project, a substantially complete luxury residential development project consisting of 29 condominium units on a parcel of land located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City.

The following summarizes the valuation approach used for The Cove Joint Venture:

On December 17, 2019, we and the other affiliated members in the Cove Joint Venture (collectively, the Redeemers”), along with Maximus and the Cover Joint Venture, entered into the Redemption Agreement providing for the Redeemers’ membership interests in the Cover Joint Venture to be redeemed at an aggregate redemption price of approximately $87.0 million.

On February 12, 2020, the Cove Joint Venture completed the redemption of the Redeemers’ membership interests in the Cove Joint Venture pursuant to the terms of the Redemption Agreement. In connection with the redemption of our 22.5% membership interest in the Cove Joint Venture, we received proceeds of approximately $21.9 million.

Because of the subsequent redemption of our 22.5% membership interest in the Cove Joint Venture, we did not engage M&S to perform an appraisal of the Cove as of December 31, 2019 but rather our Advisor determined the estimated fair value of our 22.5% ownership interest in the Cove Joint Venture to approximate the redemption proceeds we received on February 12, 2020. The estimated fair value of our 22.5% ownership interest in the Cove Joint Venture of $21.9 million compared to our carrying value of $13.8 million, both as of December 31, 2019, equates to an increase in value of 57.8%.

The following summarizes the valuation approach used for The 40 East End Ave. Joint Venture:

As of December 31, 2019, construction of the 40 East End Project was substantially complete. Accordingly, M&S deemed it appropriate to determine its estimated fair value as of December 31, 2019 of approximately $153.6 million based on DCF Analysis of the Advisor’s projected net sales proceeds for the remaining condominium units and the remaining estimated construction and carry costs. M&S used a discount rate of 5.5% in the DCF Analysis.

While we believe that the assumptions utilized in the DCF Analysis were reasonable, a change in these assumptions would affect the calculation of the estimated fair value of the 40 East End Project as of December 31, 2019. Although any of the assumptions could change, assuming only a 25 basis point increase and decrease in the discount rate to provide a hypothetical illustration of the possible result with all other factors remaining constant, the estimated fair value of the 40 East End Project would have decreased by $0.3 million and increased by $0.3 million, respectively, as of December 31, 2019.

As of December 31, 2019, the estimated fair value of our 33.3% ownership interest in the 40 East End Ave. Joint Venture of approximately $19.2 million was calculated based on the appraised value of The 40 East End Project of $157.8 million less (i) the fair value of the outstanding mortgage indebtedness of $89.1 million, (ii) the preferred member interests of $17.0 million and (iii) all other non-real estate liabilities, net of $1.8 million. The estimated fair value of our 33.3% ownership interest in the 40 East End Ave. Joint Venture compared to our carrying value of $12.6 million, both as of December 31, 2019, equates to an increase in value of 53.2%.

Cash and cash equivalents:  The estimated value of our cash and cash equivalents equals its carrying value.

Marketable securities, available for sale: The estimated values of our marketable securities, available for sale, are based on Level 2 inputs. Level 2 inputs are inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. All of our marketable securities measured using Level 2 inputs were valued based on a market approach using readily available quoted market prices for similar assets.

Restricted cash: The estimated value of our restricted cash equals its carrying value.

Other assets: Our other assets consist of deposits, due from related parties, prepaid expenses and other assets. The estimated values of these items approximate their carrying values due to their short maturities.

Mortgage payable: The value for our mortgage payable was estimated using a discounted cash flow analysis, which used inputs based on the remaining loan term and estimated current market interest rate for mortgage loans with similar characteristics, including remaining loan term and loan-to-value ratio. The current market interest rate was generally determined based on market rates for available comparable debt. The estimated current market interest rate for our mortgage payable was 4.77%.

Other liabilities:  Our other liabilities consist of our accounts payable and accrued expenses, due to related parties and distributions payable. The carrying values of these items were considered to equal their fair value due to their short maturities.

Subordinated advances – related party: Our Subordinated advances –related party, consisting of approximately $12.6 million of principal advances made by our Sponsor under the Subordinated Agreement and the related accrued interest, are classified as a liability on our consolidated balance sheets. However, for purposes of our NAV, we do not estimate their fair value in accordance with US GAAP. Rather, the IPA’s Practice Guideline 2013-01provides for adjustments to the NAV for preferred securities, special interests and incentive fees based on the aggregate NAV of the company and payable to the Sponsor in a hypothetical liquidation of the company as of the valuation date in accordance with the provisions of the partnership or Advisory agreements and the terms of the preferred securities. Because our Subordinated advances – related party are only payable to our Sponsor in a liquidation event, we believe they should be valued for our NAV in accordance with these provisions.

Accordingly, no allocations of value are made to our Subordinated advances – related party unless the estimated NAV per Share would have exceeded $10.00 per share plus a cumulative, pre-tax non-compounded annual return of 8.0% as of the indicated valuation date. In connection with our Offering, which terminated on March 31, 2017, our Sponsor funded an aggregate of approximately $12.6 million of principal advances under the Subordinated Agreement. In the calculation of our estimated NAV as of December 31, 2010, no allocation of value was made to our Subordinated advances – related party, because the estimated NAV per Share did not exceed an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 8.0% as of December 31, 2019.

Historical Estimated NAV and NAV per Share

Additional information on our historical reported estimated NAV and NAV per Share for the preceding year may be found in the following referenced filing:

As of December 31, 2018 – Current Report on Form 10-K filed on March 25, 2019

Limitations and Risks

As with any valuation methodology, the methodology used to determine our estimated NAV and resulting estimated NAV per Share is based upon a number of estimates and assumptions that may prove later not to be accurate or complete. Further, different market participants with different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive different estimated NAVs per share, which could be significantly different from the estimated NAV per Share approved by our Board of directors. The estimated NAV per Share approved by our Board of Directors does not represent the fair value of our assets less liabilities in accordance US GAAP, and such estimated NAV per Share is not a representation, warranty or guarantee that:

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

As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive different estimated NAVs per share, and these differences could be significant. The estimated NAV per Share is not audited and does not represent the fair value of our assets less our liabilities in accordance with US GAAP, nor do they represent an actual liquidation value of our assets and liabilities or the price that shares of our common stock would trade at on a national securities exchange. As of the date of this filing, although we have not sought stockholder approval to adopt a plan of liquidation of the Company, certain distributions may be payable to our Sponsor in connection with a liquidation event. Accordingly, our estimated NAV per Share reflects any allocation of value to the Sponsor’s subordinated advances representing the amount that would be payable to the sponsor in connection with a liquidation event pursuant to the guidelines for estimating NAV contained in IPA Practice Guideline 2013-01, “Valuation of Publicly Registered Non-Listed REITs”. Our estimated NAV per Share is based on the estimated value of our assets less the estimated value of our liabilities less any allocations of value to the Sponsor’s subordinated advances divided by the number of our diluted shares of common stock outstanding, all as of the date indicated. Our estimated NAV per Share does not reflect a discount for the fact we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated NAV per Share does not take into account estimated disposition costs or fees or penalties, if any, that may apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of certain debt. Our NAV per Share will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and the management of those assets and changes in the real estate and capital markets. Different parties using different assumptions and estimates could derive different NAVs and resulting estimated NAVs per share, and these differences could be significant. Markets for real estate and real estate-related investments can fluctuate and values are expected to change in the future. We currently expect that our Advisor will estimate our NAV on at least an annual basis. Our Board of Directors will review and approve each estimate of NAV.

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

Share Repurchase Program

Our share repurchase program may provide eligible stockholders with limited, interim liquidity by enabling them to sell Common Shares back to us, subject to restrictions and applicable law. A selling stockholder must be unaffiliated with us, and must have beneficially held the Common Shares for at least one year prior to offering the Common Shares for sale to us through the share repurchase program. Subject to certain limitations, we may also redeem Common Shares upon the request of the estate, heir or beneficiary of a deceased stockholder.

The prices at which stockholders who have held Common Shares for the required one-year period may sell Common Shares back to us are as follows:

•	in the case of the death of a stockholder: our current estimated value per Common Share;

•	the below percentages, except for in the case of the death of a stockholder, our estimated value per Common Share:

•	92.5% for stockholders who have continuously held their Common Shares for at least one year;

•	95% for stockholders who have continuously held their Common Shares for at least two years;

•	97.5% for stockholders who have continuously held their Common Shares for at least three years; and

•	100% for stockholders who have continuously held their Common Shares for at least four years.

Pursuant to the terms of our share repurchase program and subject to our Board of Director’s approval, we will make repurchases, if requested, at least on a quarterly basis provided such repurchases do not impair our capital or operations. Each stockholder whose repurchase request is granted will receive the repurchase amount approximately 30 days after the fiscal quarter in which we grant the repurchase request. Subject to certain limitations, we may also repurchase Common Shares upon the request of the estate, heir or beneficiary of a deceased stockholder. We will limit the number of Common Shares repurchased pursuant to our share repurchase program as follows: during any 12-month period, we will not make repurchases of Common Shares in excess of 5.0% of the weighted average number of Common Shares outstanding during the prior calendar year; provided, however, that Common Shares repurchased in the case of the death of a stockholder will not count against this 5.0% limit.

For the years ended December 31, 2019 and 2018, we repurchased 70,038 and 286,870 shares of common stock, respectively, at an average price per share of $9.76 and $9.38 per share, respectively.

On March 25, 2020, the Board of Directors amended the share repurchase program to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately.

Distributions

Distribution Objectives

U.S. federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with US GAAP) determined without regard to the deduction for dividends paid and excluding any net capital gain. In order to qualify or continue to qualify for REIT status, we may be required to make distributions in excess of cash available.

Distributions, if any, are authorized at the discretion of our Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. Such analyses may include actual and anticipated operating cash flow, capital expenditure needs, general financial and market conditions, proceeds from asset sales and redemptions and other factors that our board of directors deem relevant. Our Board of Directors’ decisions will be substantially influenced by their obligation to ensure that we maintain our federal tax status as a REIT. We may fund distributions with cash proceeds from borrowings if we do not generate sufficient cash flow from our operations to fund distributions. Our ability to pay distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that any future distributions will be made or that we will maintain any particular level of distributions that we have previously established or may establish.

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

Distributions Declared by our Board of Directors

Our Board of Directors commenced declaring and we began paying distributions on our Common Shares at the pro rata equivalent of an annual distribution of $0.80 per share, or an annualized rate of 8.0% assuming a purchase price of $10.00 per share, beginning with the period from June 22, 2015 through November 30, 2015 and monthly thereafter beginning with the month ending December 31, 2015 through the month ending June 30, 2019. Beginning with the month ending July 31, 2019, our Board of Directors decreased the regular monthly distributions on our Common Shares to the pro rata equivalent of an annual distribution of $0.40 per share, or an annualized rate of 4.0% assuming a purchase price of $10.00 per share. Distributions are payable to stockholders of record at the close of business on the last day of the month-end. All distributions were paid on or about the 15th day of the month following the month-end.

On November 11, 2019 our Board of Directors authorized and we declared a distribution of $0.033 per share for each month during the three-month periods ending March 31, 2020. The monthly distribution is the pro rata equivalent of an annual distribution of $0.40 per share, or an annualized rate of 4.0% assuming a purchase price of $10.00 per share. The distribution will be paid on or about the 15th day following each month-end to stockholders of record at the close of business on the last day of the prior month.

On March 25, 2020, the Board of Directors determined to suspend regular monthly distributions.

Future distributions, if any, declared will be at the discretion of our Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, operating and interest expenses and our ability to refinance near-term debt. In addition, we currently intend to continue to comply with the REIT distribution requirement that we annually distribute no less than 90% of our taxable income. We cannot assure that any future distributions will be made or that we will maintain any particular level of distributions that we have previously established or may establish.

Total distributions declared during the years ended December 31, 2019 and 2018 were $5.1 million and $7.0 million, respectively.

Recent Sales of Unregistered Securities

During the period covered by this Form 10-K, we did not sell any equity securities that were not registered under the Securities Act of 1933.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” above for a description of these risks and uncertainties.  Dollar amounts are presented in whole numbers, except per share data and where indicated in millions.

Overview

Lightstone Income Trust, together with its subsidiaries is collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns refers to Lightstone Income Trust or the Company as required by the context in which any such pronoun is used.

We currently have one operating segment. As of December 31, 2019, we (i) wholly owned and consolidated the operating results of one development project, the Williamsburg Moxy Hotel, (ii) held an unconsolidated 22.5% membership interest in RP Maximus Cove L.L.C. (the “Cove Joint Venture”), which we subsequently disposed of on February 12, 2020, and (iii) held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). We account for our unconsolidated membership interests in the Cove Joint Venture and the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

On July 17, 2019 we acquired four adjacent parcels of land located at 353-361 Bedford Avenue in Brooklyn, New York on which we intend to develop and construct the Williamsburg Moxy Hotel, a 210-room branded hotel. As of December 31, 2019, the Williamsburg Moxy Hotel, which we wholly own and consolidate, was under development.

With respect to our unconsolidated properties as of December 31, 2019, we held (i) a 22.5% membership interest in the Cove Joint Venture, an affiliated real estate entity, which owns the Cove, a 281-unit luxury waterfront multi-family rental property located in Tiburon, California and (ii) an approximate 33.3% membership interest in the 40 East End Ave. Joint Venture, an affiliated real estate entity which owns the 40 East End Project, a substantially complete luxury residential development project consisting of 29 condominium units on a parcel of land located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City.

We have and will continue to seek to originate, acquire and manage a diverse portfolio of real estate and/or real estate-related investments, including investments in mezzanine loans, first lien mortgage loans, second lien mortgage loans, bridge loans and/or preferred equity interests, with a focus on development investments and investments intended to finance development or redevelopment opportunities. We may also invest in debt and derivative securities related to real estate assets. A substantial portion of our investments may be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly owned by, the Sponsor, its affiliates or its other sponsored real estate investment programs.

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

On March 18, 2016, we and the Sponsor entered into a subordinated unsecured loan agreement (the “Subordinated Agreement”) pursuant to which the Sponsor made aggregate principal advances of $12.6 million to us through March 31, 2017 (the termination date of the Offering). The outstanding principal advances bear interest at a rate of 1.48%, but no interest or principal is due and payable to the Sponsor until holders of our Common Shares have received liquidation distributions equal to their respective net investments (defined as $10.00 per Common Share) plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments.

Distributions in connection with a liquidation of the Company initially will be made to holders of our Common Shares until holders of our Common Shares have received liquidation distributions equal to their respective net investments plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments. Thereafter, only if additional liquidating distributions are available, we will be obligated to repay the outstanding principal advances and related accrued interest to the Sponsor. In the event that additional liquidation distributions are available after the we repay our holders of common stock their respective net investments plus their 8% return on investment and then the outstanding principal advances and related accrued interest to the Sponsor, such additional distributions will be paid to holders of our Common Shares and the Sponsor as follows: 85.0% of the aggregate amount will be payable to holders of our Common Shares and the remaining 15.0% will be payable to the Sponsor.

The principal advances and the related interest are subordinate to all of our obligations as well as to the holders of our Common Shares in an amount equal to the shareholder’s net investment plus a cumulative, pre-tax, non-compounded annual return of 8.0% and only potentially payable in the event of a liquidation of the Company.

In connection with the termination of the Offering on March 31, 2017, we and the Sponsor simultaneously terminated the Subordinated Agreement and as a result, the Sponsor is no longer obligated to make any additional principal advances to us. Interest will continue to accrue on the outstanding principal advances and repayment, if any, of the principal advances and related accrued interest will still be made according to the terms of the Subordinated Agreement disclosed above.

As of December 31, 2019, approximately $13.3 million of principal advances and related accrued interest were outstanding.

To qualify or maintain our qualification as a REIT, we engage in certain activities through a wholly-owned taxable REIT subsidiary (“TRS”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities, if any.

Acquisitions and Investment Strategy

Our strategy is to originate, acquire and manage a diverse portfolio of real estate or real estate-related investments located primarily in the United States. A substantial portion of our investments currently are related-party investments located in relatively large metropolitan areas. We generally have sought to create a portfolio of investments that either generate or are expected to generate attractive cash flow for distributions. Additionally, a focus on investing in debt instruments aligns with our primary investment objectives. However, we have and still may target capital appreciation from our investments.

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

We have and expect to continue to seek to originate, acquire and manage a diverse portfolio of real estate and/or real estate-related investments, including mezzanine loans, first lien mortgage loans, second lien mortgage loans, bridge loans and preferred equity interests with a focus on development investments and investments intended to finance development or redevelopment opportunities. We may also invest in debt and derivative securities related to real estate assets, such as commercial mortgage-backed securities (“CMBS”); collateralized debt obligations (“CDOs”); debt securities issued by real estate companies; and credit default swaps. We have and expect to continue to focus our origination and acquisition activity on real estate-related investments secured by or related to properties located in the United States, and primarily related-party investments. We sometimes refer to the foregoing types of investments as our targeted investments. We have and will continue to target investments that generally offer predictable current cash flow and/or attractive risk-adjusted returns based on the underwriting criteria established and employed by our Advisor, which includes the anticipated leverage point, market and economic conditions, the location and quality of the underlying collateral and the borrower’s exit or refinancing plan. We believe our ability to continue to execute our investment strategy may be enhanced through access to our Sponsor’s extensive experience in financing real estate projects it has sponsored, as opposed to a strategy that relies solely on buying assets in the open market from third-party originators. We have and will continue to seek to build a portfolio that includes some of or all the following investment characteristics: (a) provides current income; (b) is secured by high-quality commercial real estate; (c) includes subordinate capital investments by strong sponsors that support our investments and provide downside protection; and (d) possesses strong structural features that maximize repayment potential, such as a clear exit or refinancing plan by the borrower.

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

Although we expect that most of our investments will be of these types, we may invest in whatever types of real estate-related investments that we believe are in our best interests.

Current Environment

Our operating results are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws and regulations, outbreaks of contagious diseases, cybercrime, loss of key relationships, and recession.

With respect to contagious diseases, the extent to which our business may be affected by the current outbreak of the Coronavirus will largely depend on both current and future developments, including its duration, spread and treatment, and related travel advisories and restrictions, all of which are highly uncertain and cannot be reasonably predicted.

If our investments are negatively impacted for an extended period, our business and financial results could be materially and adversely impacted. While we believe there are certain cost reduction strategies we can implement, there can be no assurance that they would fully mitigate the adverse impact of any lost revenue and income.

These and other market and economic challenges could materially affect (i) the value and performance of our investments, (ii) our ability to pay future distributions, if any, (iii) the availability or terms of financings, (iv) our ability to make scheduled principal and interest payments, and (v) our ability to refinance any outstanding debt when contractually due.

We are not currently aware of any other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our operations, other than those referred to above or throughout this Form 10-K. The preparation of financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period.

Critical Accounting Estimates and Policies

General.

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments about the effects of matters or future events that are inherently uncertain. These estimates and judgments may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

Revenue Recognition

Real Estate-Related Debt Investments

Investment income is recognized on an accrual basis and any related premium, discount, origination costs and fees are amortized over the life of the investment using the effective interest method. The amortization is reflected as an adjustment to investment income in our consolidated statements of operations. The amortization of a premium or accretion of a discount is discontinued if such debt investment is reclassified to held for sale.

Investments in Real Estate

We generally record investments in real estate at cost and capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of ordinary repairs and maintenance as incurred. We compute depreciation using the straight-line method over the estimated useful lives of the applicable real estate asset. We generally use estimated useful lives of up to thirty-nine years for buildings and improvements, five to ten years for furniture and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

We make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because, if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

We record assets and groups of assets and liabilities which comprise disposal groups as “held for sale” when all of the following criteria are met: a decision has been made to sell, the assets are available for sale immediately, the assets are being actively marketed at a reasonable price in relation to the current fair value, a sale has been or is expected to be concluded within twelve months of the balance sheet date, and significant changes to the plan to sell are not expected. The assets and disposal groups held for sale are valued at the lower of book value or fair value less disposal costs. For sales of real estate or assets classified as held for sale, we evaluate whether a disposal transaction meets the criteria of a strategic shift and will have a major effect on our operations and financial results to determine if the results of operations and gains on sale of real estate will be presented as part of our continuing operations or as discontinued operations in our consolidated statements of operations. If the disposal represents a strategic shift, it will be classified as discontinued operations for all periods presented; if not, it will be presented in continuing operations.

When circumstances such as adverse market conditions indicate a possible impairment of the value of a property, we will review the recoverability of the property’s carrying value. The review of recoverability is based on our estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. Our forecast of these cash flows considers factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the property.

We make subjective assessments as to whether there are impairments in the values of our investments in real estate. We evaluate our ability to collect both interest and principal related to any real estate related investments in which we may invest. If circumstances indicate that such investment is impaired, we reduce the carrying value of the investment to its net realizable value. Such reduction in value will be reflected as a charge to operations in the period in which the determination is made.

Accounting for Acquisitions of Investment Property

The cost of the acquisition in an asset acquisition is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships, and certain liabilities such as assumed debt and contingent liabilities on the basis of their relative fair values. Fees incurred related to asset acquisitions are capitalized as part of the cost of the investment.

Upon acquisition of real estate operating properties that meet the definition of a business, we estimate the fair value of acquired tangible assets and identified intangible assets and liabilities and assumed debt and contingent liabilities at the date of acquisition, based upon an evaluation of information and estimates available at that date. Based on these estimates, we evaluate the existence of goodwill or a gain from a bargain purchase and allocate the initial purchase price to the applicable assets, liabilities and noncontrolling interest, if any. As final information regarding fair value of the assets acquired and liabilities assumed and noncontrolling interest is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. The allocations are finalized as soon as all the information necessary is available and in no case later than within twelve months from the acquisition date.

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

Income recognition is suspended for a debt investment at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired debt investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired debt investment is not in doubt, contractual interest is recorded as investment income when received, under the cash basis method, until an accrual is resumed when the debt investment becomes contractually current and performance is demonstrated to be resumed. A debt investment is written off when it is no longer realizable or is legally discharged.

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

If an investment qualifies for the equity method of accounting, our investment is recorded initially at cost, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. The net income or loss of an unconsolidated investment is allocated to its investors in accordance with the provisions of the operating agreement of the entity. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences, if any, between the carrying amount of our investment in the respective joint venture and our share of the underlying equity of such unconsolidated entity are amortized over the respective lives of the underlying assets as applicable. These items are reported as a single line item in the consolidated statements of operations as income or loss from investments in unconsolidated affiliated entities. If an investment qualifies for the cost method of accounting, our investment is recorded initially at cost, and subsequently adjusted for cash contributions and distributions resulting from any capital events. Distributions received from the underlying entity are recorded as investment income.

We review investments for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. An investment is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. The ultimate realization of our investment in partially owned entities is dependent on a number of factors including the performance of that entity and market conditions. If we determine that a decline in the value of a partially owned entity is other than temporary, we will record an impairment charge.

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

Income Taxes

We elected to qualify and be taxed as a REIT commencing with the taxable year ended December 31, 2016. As a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, (the “Code”), we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with US GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at the regular corporate rate, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.

To qualify or maintain our qualification as a REIT, we engage in certain activities through a wholly-owned taxable REIT subsidiary (“TRS”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities, if any.

As of December 31, 2019 and 2018, we had no material uncertain income tax positions. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income, if any.

Results of Operations

Investments

Through December 31, 2019, we have made the following real estate and real estate-related investments:

105-109 W. 28th Street Preferred Investment

We previously entered into an agreement, as amended, with various related party entities that provided for us to make aggregate preferred equity contributions (the “105-109 W. 28th Street Preferred Investment”) of up to $37.0 million in an affiliate of our Sponsor (the “Moxy Developer”), which owns a parcel of land located at 105-109 W. 28thStreet, New York, New York, on which it constructed a 343-room Marriott Moxy hotel, which opened during February 2019. The 105-109 W. 28th Street Preferred Investment was made pursuant to an instrument that entitled us to monthly preferred distributions at a rate of 12% per annum.

We received aggregate repayments of $26.5 million during March 2019 and subsequently received the remaining outstanding balance of $10.5 million on August 26, 2019 and as a result, have fully redeemed the 105-109 W. 28th Street Preferred Investment.

The Cove Joint Venture

On January 31, 2017 we along with LSG Cove LLC, an affiliate of our Sponsor, our Sponsor’s other public program, Lightstone Value Plus Real Estate Investment Trust III, Inc. (“Lightstone III”) and Maximus Cove Investor LLC (“Maximus”), an unrelated third party acquired the membership interests in RP Maximus Cove L.L.C. (the “Cove Joint Venture”) from an unrelated third party. We, LSG Cove LLC, Lightstone III and Maximus had 22.5%, 45.0%, 22.5% and 10.0% membership interests in the Cove Joint Venture, respectively. The Cove Joint Venture owns and operates The Cove at Tiburon (the “Cove”), a multi-family complex consisting of 281-units, or 289,690 square feet, contained within 32 apartment buildings over 20.1 acres, located in Tiburon, California.

We account for our 22.5% membership interest in the Cove Joint Venture in accordance with the equity method of accounting.

On February 12, 2020, we, LSG Cove LLC and Lightstone III subsequently redeemed our respective membership interests in the Cove Joint Venture for an aggregate redemption price of approximately $87.6 million. In connection, with the redemption of our 22.5% membership interest in the Cove Joint Venture, we received proceeds of approximately $21.9 million.

40 East End Ave. Joint Venture

On March 31, 2017, we entered into a joint venture agreement (the “40 East End Ave. Transaction”) with SAYT Master Holdco LLC, an entity majority-owned and controlled by David Lichtenstein, who also majority owns and controls the Sponsor, and a related party, (the “40 East End Seller”), providing for us to acquire an approximate 33.3% of the 40 East End Seller’s approximate 100% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”).

The 40 East End Ave. Joint Venture, through affiliates, has acquired a parcel of land located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City on which it developing a luxury residential project consisting of 29 condominium units (the “40 East End Ave. Project”). As of December 31, 2019, construction of the 40 East End Ave. Project was substantially complete.

We account for our approximate 33.3% membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

Williamsburg Moxy Hotel

On July 17, 2019, we acquired four adjacent parcels of land located at 353-361 Bedford Avenue in Brooklyn, New York (collectively, the “Williamsburg Land”) on which we intend to develop and construct a 210-room branded hotel (the “Williamsburg Moxy Hotel”). As of December 31, 2019, the Williamsburg Moxy Hotel was under development.

The operating results of our investments are reflected in our consolidated statements of operations commencing from their respective dates of acquisition.

See the Notes to Consolidated Financial Statements for additional information on our investments.

For the Year Ended December 31, 2019 vs. December 31, 2018

Investment income

Our investment income during the year ended December 31, 2019 consists of (i) preferred distributions related to our 105-109 W. 28th Street Preferred Investment and (ii) interest income earned on our cash and cash equivalents and the Israeli Bonds. Our investment income during the year ended December 31, 2018 consists primarily of preferred distributions related to our 105-109 W. 28th Street Preferred Investment.

Our investment income decreased by approximately $2.1 million to $2.4 million during the year ended December 31, 2019 compared to $4.5 million for the same period in 2018. The decrease reflects lower preferred distributions on our 105-109 W. 28th Street Preferred Investment of $2.9 million during the 2019 period resulting from the repayments received during 2019 partially offset by an aggregate of approximately $0.8 million of interest income earned on our cash and cash equivalents and the Israeli Bonds during the 2019 period. We did not earn any interest income on the Israeli Bonds during the 2018 period.

Loss from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities during the year ended December 31, 2019 was $4.4 million compared to $3.3 million for the same period in 2018. Our loss from investments in unconsolidated affiliated real estate entities is attributable to our unconsolidated membership interests in the Cove Joint Venture and the 40 East End Ave. Joint Venture. We account for our ownership in both the Cove Joint Venture and the 40 East End Ave. Joint Venture under the equity method of accounting. On February 12, 2020, we subsequently disposed of our membership interest in the Cove Joint Venture.

General and administrative expenses

General and administrative expenses were $1.3 million during the year ended December 31, 2019 compared to $1.2 million for the same period in 2018.

Foreign currency transaction loss

We maintain funds in a bank account that is denominated in ILS and are re-measured into U.S. Dollars at the current exchange rate at the end of each reporting period. As of December 31, 2019, we maintained approximately 4,455 ILS in a bank account, which was re-measured to $1,291, and is included in cash and cash equivalents on our consolidated balance sheet. For the year ended December 31, 2019, the foreign currency transaction loss was $55,549.

Interest expense

Interest expense, which is attributable to the outstanding principal advances of $12.6 million included in Subordinated Advances – Related Party, was $186,954 for both the years ended December 31, 2019 and 2018. See Note 6 of the Notes to Financial Statements for additional information with to the outstanding principal advances and accrued interest thereon.

Financial Condition, Liquidity and Capital Resources

Overview:

During 2019, investment income earned along with repayments received on our 105-109 W. 28th Street Preferred Investment, principal and interest income payments received on our marketable securities, available for sale, and distributions received from the Cove Joint Venture were our principal sources of funds to pay our operating expenses, acquisition and development costs related to our Williamsburg Moxy Hotel, scheduled debt service, capital contributions to the 40 East End Ave. Joint Venture, redemptions and cancellations of Common Shares and distributions on our Common Shares.

For the year ended December 31, 2019, our most significant sources of funds were (i) aggregate repayments of $37.0 million received to fully redeem our 105-109 W. 28th Street Preferred Investment and (ii) proceeds of $16.0 million from a mortgage loan collateralized by the Williamsburg Land. For the year ended December 31, 2019, our most significant uses of funds were (i) an aggregate of $33.5 million of acquisition and development costs related to the Williamsburg Moxy Hotel, (ii) $5.4 million of distributions on our Common Shares and (iii) $4.7 million for the purchase of marketable securities, available for sale.

We expect to meet our short-term liquidity requirements over the next twelve months generally through working capital. As of December 31, 2019, we had cash and cash equivalents of $13.7 million and marketable securities, available for sale of $4.2 million. We believe that these resources along with the redemption of our 22.5% membership interest in the Cove Joint Venture on February 12, 2020, which provided us with proceeds of approximately $21.9 million, will be sufficient to satisfy our expected cash requirements (primarily consisting of our anticipated operating expenses, scheduled debt service, capital contributions and distributions to our shareholders, if any, required to maintain our qualification as a REIT, and our development activities associated with the Williamsburg Moxy Hotel) for the foreseeable future and we do not anticipate the need to raise funds from other than these resources within the next 12 months.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the period indicated:

	For the Years Ended December 31,
	2019	2018
Acquisition fee (1)	$304,195	$—
Asset management fees (general and administrative costs)	685,678	627,028
Total	$989,873	$627,028

(1)	Acquisition fees of $304,195 were capitalized and are included in the carrying value of our investment in the Williamsburg Moxy Hotel which is classified as construction in progress on the consolidated balance sheets.

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

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Net cash flows provided by operating activities	$637,774	$3,338,566
Net cash flows provided by/(used in) investing activities	3,731	(3,369,847)
Net cash flows provided by/(used in) financing activities	9,326,330	(9,681,824)
Effect of exchange rate changes on cash and cash equivalents	(55,549)	-
Net change in cash, cash equivalents and restricted cash	9,912,286	(9,713,105)
Cash, cash equivalents and restricted cash, beginning of the year	4,350,896	14,064,001
Cash, cash equivalents and restricted cash, end of the period	$14,263,182	$4,350,896

During the year ended December 31, 2019, our principal sources of cash flow have been derived from repayments received to fully redeem our 105-109 W. 28th Street Preferred Investment, the proceeds from a mortgage loan collateralized by the Williamsburg Land and operating cash flows.

Operating activities

The net cash provided by operating activities of $0.6 million during the 2019 period primarily related to our net loss of $3.5 million and the amortization of the discount on debt securities of $0.3 million adjusted by adding back our loss from investments in unconsolidated affiliated real estate entities of $4.4 million.

Investing activities

The net cash provided by investing activities of $3,731 during the 2019 period consisted of acquisition and other development costs of $33.5 million attributable to the Williamsburg Moxy Hotel, net purchases of marketable securities of $3.4 million and capital contributions of $1.0 million to our investments in unconsolidated affiliated real estate entities, offset by proceeds from our investment in related party of $37.0 million and distributions received from our investments in unconsolidated affiliated real estate entities of $0.9 million.

Financing activities

The net cash provided by financing activities of $9.3 million during the 2019 period principally consists of net proceeds of $15.4 million from the Williamsburg Mortgage partially offset by distributions of $5.4 million to our common stockholders and redemptions and cancellation of shares of our common stock of $0.7 million.

Williamsburg Moxy Hotel

On July 17, 2019, we, through a subsidiary, acquired the Williamsburg Land, from unaffiliated third parties, for an aggregate purchase price of approximately $30.4 million, excluding closing and other acquisition related costs, on which we intend to develop and construct the Williamsburg Moxy Hotel. The acquisition was funded with cash on hand ($14.4 million) and proceeds from a mortgage loan ($16.0 million).

In connection with the closing of the acquisition of the Williamsburg Land, we simultaneously entered into a mortgage loan collateralized by the Williamsburg Land (the “Williamsburg Mortgage”) for approximately $16.0 million. The Williamsburg Mortgage has a term of one year, with two, six-month extension options, bears interest at 4.50% and requires monthly interest-only payments (approximately $420,000 during 2020) through its stated maturity with the entire unpaid balance due upon maturity.

The Williamsburg Mortgage (outstanding principal balance of $16.0 million as of December 31, 2019) initially matures in July 2020 but has two, six-month extension options, which we can exercise by providing the lender with notice of our intent to extend. We intend to seek to exercise the extension options or refinance the Williamsburg Mortgage on or before its applicable stated maturity date. However, if we are unable to refinance the outstanding indebtedness at favorable terms, we will look to repay the then outstanding balance with available cash and/or proceeds from selective asset sales. We have no other maturities of mortgage debt over the next 12 months.

As of December 31, 2019, we incurred and capitalized to construction in progress an aggregate of $34.2 million (including capitalized interest of $0.4 million) consisting of acquisition and other development costs attributable to the Williamsburg Moxy Hotel.

40 East End Ave. Joint Venture

On March 31, 2017, we entered into a joint venture agreement (the “40 East End Ave. Transaction”) with SAYT Master Holdco LLC, an entity majority-owned and controlled by David Lichtenstein, who also majority owns and controls our Sponsor, and a related party, (the “40 East End Seller”), providing for us to acquire approximately 33.3% of the 40 East End Seller’s approximate 100% membership interest in 40 East End Ave. Pref Member LLC ( “40 East End Ave. Joint Venture”) for aggregate consideration of approximately $10.3 million.

Our ownership interest in the 40 East End Ave. Joint Venture is a non-managing interest. Because we exert significant influence over but do not control the 40 East End Ave. Joint Venture, we account for our ownership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting. All contributions to and distributions of earnings from the 40 East End Ave. Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the 40 East End Ave. Joint Venture are made to the members pursuant to the terms of its operating agreement. We commenced recording our allocated portion of earnings and cash distributions, if any, from the 40 East End Ave. Joint Venture beginning as of March 31, 2017 with respect to our membership interest of approximately 33.3% in the 40 East End Ave. Joint Venture. Additionally, Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a real estate investment trust also sponsored by our Sponsor, made $30.0 million of preferred equity contributions (the “Preferred Contributions”) to a subsidiary of the 40 East End Ave. Joint Venture, pursuant to an instrument that entitles Lightstone I to monthly preferred distributions at a rate of 12% per annum. No distributions may be paid to the members until the Lightstone I’s Preferred Contributions are redeemed in full.

The 40 East End Ave. Joint Venture, through affiliates, has acquired a parcel of land located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City on which it is developing a luxury residential project consisting of 29 condominium units (the “40 East End Ave. Project”).

On March 21, 2017, the 40 East End Ave. Joint Venture obtained financing from a financial institution of up to $85.3 million (the “Mortgage Payable”) for the land acquisition and construction of the 40 East End Ave. Project. The Mortgage Payable bore interest at Libor plus 4.50% (subject to floor of 5.00%) and was collateralized by the 40 East End Ave. Project. On December 19, 2019, the 40 East End Ave. Joint Venture entered into a loan of approximately $95.2 million (the “Condo Loan”), of which approximately $90.2 million was funded at closing and the remaining availability of $5.0 million will be advanced upon satisfaction of certain conditions, including obtaining final temporary certificates of occupancy (the “TCO”) for the 40 East End Ave. Project. The Condo Loan matures in two years and bears interest at LIBOR plus 2.45%, which is payable monthly, and principal payments are required to be made from condominium sales proceeds. If principal paydowns from condominium sales proceeds do not reduce the outstanding principal balance of the Condo Loan to at least $81.0 million and $73.0 million as of December 19, 2020 and June 19, 2021, respectively, then the 40 East End Ave. Joint Venture will be required to make balloon payments in the amounts necessary to reach these thresholds. At closing, the 40 East End Ave. Joint Venture used a portion of the proceeds from the Condo Loan to (i) fully repay the then outstanding principal balance of $80.3 million plus accrued and unpaid interest of $0.2 million for the Mortgage Payable and (ii) redeem $9.5 million of Lightstone I’s Preferred Contributions. Additionally, $3.1 million of the additional $5.0 million of remaining availability that were placed in a lender escrow to be released for payment of remaining estimated construction costs.

In connection with the refinancing, the 40 East End Ave. Joint Venture recognized a loss on the early extinguishment of debt of approximately $0.8 million during the fourth quarter of 2019, of which our proportionate share was approximately $0.3 million.

Our Sponsor and its affiliates (collectively, the “40 East End Guarantors”) have provided certain guarantees with respect to the Condo Loan and the members have agreed to reimburse the 40 East End Guarantors for any balance that may become due under the guarantees (the “40 East End Guarantee”), of which our share is approximately 33.3%. We have determined that the fair value of our share of the 40 East End Guarantee is immaterial.

On December 26, 2019, the 40 East End Ave. Joint Venture redeemed an additional $3.5 million of Lightstone I’s Preferred Contributions. As a result, Lightstone I’s remaining outstanding Preferred Contributions were $17.0 million as of December 31, 2019. Subsequently, an additional $11.0 million of Lightstone I’s Preferred Contributions were redeemed on February 13, 2020 reducing Lightstone I’s Preferred Contributions to $6.0 million.

Subsequent to our acquisition through December 31, 2019, we have made an aggregate of $4.6 million (including $0.9 million during the year ended December 31, 2019) of additional capital contributions to the 40 East End Ave. Joint Venture.

As of December 31, 2019, construction of the 40 East End Ave. Project was substantially complete. Because the remaining estimated construction costs were escrowed at the closing of the Condo Loan, we do not expect to make any additional contributions to the 40 East End Ave. Joint Venture over the next 12 months. Additionally, we do not expect to receive any distributions from the 40 East End Ave. Joint Venture over the next 12 months as proceeds from the sales of condominium units will first be used to pay-down the Condo Loan and thereafter to redeem Lightstone I’s remaining Preferred Contributions.

Distributions

Our Board of Directors commenced declaring and we began paying distributions on our Common Shares at the pro rata equivalent of an annual distribution of $0.80 per share, or an annualized rate of 8.0% assuming a purchase price of $10.00 per share, beginning with the period from June 22, 2015 through November 30, 2015 and monthly thereafter beginning with the month ending December 31, 2015 through the month ending June 30, 2019. Beginning with the month ending July 31, 2019, our Board of Directors decreased the regular monthly distributions on our Common Shares to the pro rata equivalent of an annual distribution of $0.40 per share, or an annualized rate of 4.0% assuming a purchase price of $10.00 per share. Distributions are payable to stockholders of record at the close of business on the last day of the month-end. All distributions were paid on or about the 15th day of the month following the month-end.

On November 11, 2019 our Board of Directors authorized and we declared a distribution of $0.033 per share for each month during the three-month periods ending March 31, 2020. The monthly distribution is the pro rata equivalent of an annual distribution of $0.40 per share, or an annualized rate of 4.0% assuming a purchase price of $10.00 per share. The distribution will be paid on or about the 15th day following each month-end to stockholders of record at the close of business on the last day of the prior month.

On March 25, 2020, the Board of Directors determined to suspend regular monthly distributions.

Future distributions, if any, declared will be at the discretion of our Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, operating and interest expenses and our ability to refinance near-term debt. In addition, we currently intend to continue to comply with the REIT distribution requirement that we annually distribute no less than 90% of our taxable income. We cannot assure that any future distributions will be made or that we will maintain any particular level of distributions that we have previously established or may establish.

Total distributions declared during the years ended December 31, 2019 and 2018 were $5.1 million and $7.0 million, respectively.

Share Repurchase Program

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to us, subject to restrictions. For the years ended December 31, 2019 and 2018, we repurchased 70,038 and 286,870 Common Shares, respectively, at an average price per share of $9.76 and $9.38 per share, respectively.

On March 25, 2020, the Board of Directors amended the share repurchase program to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately.

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

Because of these factors, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has published a standardized measure of performance known as funds from operations ("FFO"), which is used in the REIT industry as a supplemental performance measure. We believe FFO, which excludes certain items such as real estate-related depreciation and amortization, is an appropriate supplemental measure of a REIT's operating performance. FFO is not equivalent to our net income or loss as determined under US GAAP.

We calculate FFO, a non-GAAP measure, consistent with the standards established over time by the Board of Governors of NAREIT, as restated in a White Paper approved by the Board of Governors of NAREIT effective in December 2018 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with US GAAP, excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. Our FFO calculation complies with NAREIT's definition.

We believe that the use of FFO provides a more complete understanding of our performance to investors and to management and reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.

Changes in the accounting and reporting promulgations under US GAAP that were put into effect in 2009 subsequent to the establishment of NAREIT's definition of FFO, such as the change to expense as incurred rather than capitalize and depreciate acquisition fees and expenses incurred for business combinations, have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed under US GAAP across all industries. These changes had a particularly significant impact on publicly registered, non-listed REITs, which typically have a significant amount of acquisition activity in the early part of their existence, particularly during the period when they are raising capital through ongoing initial public offerings.

Because of these factors, the Investment Program Association (the "IPA"), an industry trade group, published a standardized measure of performance known as modified funds from operations ("MFFO"), which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by US GAAP. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that both before and after we have deployed all of our offering proceeds and are no longer incurring a significant amount of acquisition fees or other related costs, it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. MFFO is not equivalent to our net income or loss as determined under US GAAP.

We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction-related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and acquisition and transaction-related fees and expenses (which includes costs incurred in connection with strategic alternatives), amounts relating to deferred rent receivables and amortization of market lease and other intangibles, net (which are adjusted in order to reflect such payments from a US GAAP accrual basis to a cash basis of disclosing the rent and lease payments), accretion of discounts and amortization of premiums on debt investments and borrowings, mark-to-market adjustments included in net income (including gains or losses incurred on assets held for sale), gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Certain of the above adjustments are also made to reconcile net income (loss) to net cash provided by (used in) operating activities, such as for the amortization of a premium and accretion of a discount on debt and securities investments, amortization of fees, any unrealized gains (losses) on derivatives, securities or other investments, as well as other adjustments.

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

Not all REITs, including publicly registered, non-listed REITs, calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs, including publicly registered, non-listed REITs, may not be meaningful. Furthermore, FFO and MFFO are not indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as determined under US GAAP as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other US GAAP measurements as an indication of our performance. FFO and MFFO should not be construed to be more relevant or accurate than the current US GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The methods utilized to evaluate the performance of a publicly registered, non-listed REIT under US GAAP should be construed as more relevant measures of operational performance and considered more prominently than the non-GAAP measures, FFO and MFFO, and the adjustments to US GAAP in calculating FFO and MFFO.

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

The following table presents a reconciliation of FFO and MFFO to net income:

	For the Years Ended December 31,
	2019	2018
Net loss	$(3,541,167)	$(187,781)
FFO adjustments:
Adjustments to equity earnings from unconsolidated affiliated real estate entities, net	2,804,878	2,635,424
FFO	(736,289)	2,447,643
MFFO adjustments:

Other adjustments:
Amortization of discount on debt securities	(309,658)	-
Foreign currency transaction loss	55,549	-
Adjustments to equity earnings from unconsolidated affiliated real estate entities (loss on debt extinguishment)(1)	620,603	-
MFFO	(369,795)	2,447,643
Straight-line rent(2)	-	-
MFFO - IPA recommended format	$(369,795)	$2,447,643

Net loss	$(3,541,167)	$(187,781)
Less: net loss attributable to noncontrolling interests	-	-
Net loss applicable to Company's common shares	$(3,541,167)	$(187,781)
Net loss per common share, basic and diluted	$(0.41)	$(0.02)

FFO	$(736,289)	$2,447,643
Less: FFO attributable to noncontrolling interests	-	-
FFO attributable to Company's common shares	$(736,289)	$2,447,643
FFO per common share, basic and diluted	$(0.09)	$0.28

MFFO - IPA recommended format	$(369,795)	$2,447,643
Less: MFFO attributable to noncontrolling interests	-	-
MFFO attributable to Company's common shares	$(369,795)	$2,447,643

Weighted average number of common shares outstanding, basic and diluted	8,616,619	8,750,973

(1)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.

(2)	Under US GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a US GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions declared and cumulative FFO:

For the period September 9, 2014
(date of inception) through
December 31, 2019
FFO	$6,180,938
Cumulative distributions declared	$21,439,637

For the years ended December 31, 2019 and 2018, we paid cash distributions of $5.4 million and $7.0 million, respectively.

New Accounting Pronouncements

See Note 2 to the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2019 and certain accounting standards that we have not yet been required to adopt and may be applicable to our future operations.

Subsequent Events

See Note 8 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from January 1, 2020 through the date of this filing.

ITEM 8.  FINANCIAL STATEMENTS

Lightstone Real Estate Income Trust Inc. and Subsidiaries

(a Maryland corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lightstone Real Estate Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightstone Real Estate Income Trust, Inc. and Subsidiaries (the “Company") as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

EISNERAMPER LLP

Iselin, New Jersey

March 26, 2020

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
Assets

Construction in progress	$34,217,619	$-
Investment in related party	-	37,000,000
Investments in unconsolidated affiliated real estate entities	26,397,804	30,783,855
Cash and cash equivalents	13,730,832	4,350,896
Marketable securities, available for sale	4,161,781	-
Restricted cash and other assets	612,275	10,374

Total Assets	$79,120,311	$72,145,125

Liabilities and Stockholders' Equity

Mortgage payable, net	$15,656,241	$-
Accounts payable and other accrued expenses	536,668	90,468
Due to related parties	-	57,775
Distributions payable	285,841	587,405
Subordinated advances - related party	13,264,738	13,077,784

Total liabilities	29,743,488	13,813,432

Commitments and Contingencies

Stockholders' Equity:

Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 8.6 million and 8.7 million shares issued and outstanding, respectively	85,952	86,653
Additional paid-in-capital	72,215,685	72,898,310
Accumulated other comprehensive income	400,089	-
Accumulated deficit	(23,324,903)	(14,653,270)
Total Stockholders' Equity	49,376,823	58,331,693

Total Liabilities and Stockholders' Equity	$79,120,311	$72,145,125

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December, 31
	2019	2018
(Loss)/Income:
Investment income	$2,410,030	$4,508,913
Loss from investments in unconsolidated affiliated real estate entities	(4,415,918)	(3,303,633)

Total (loss)/income	(2,005,888)	1,205,280

Expenses:
General and administrative costs	1,292,776	1,206,107
Interest expense	186,954	186,954
Foreign currency transaction loss	55,549	-
Total expenses	1,535,279	1,393,061
Net loss	$(3,541,167)	$(187,781)

Net loss per common share, basic and diluted	$(0.41)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	8,616,619	8,750,973

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2019	2018
Net loss	$(3,541,167)	$(187,781)

Other comprehensive income:
Holding gain on marketable securities, available for sale	400,089	-

Other comprehensive income	400,089	-
Comprehensive loss	$(3,141,078)	$(187,781)

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common		Paid-In	Accumulated Other	Accumulated	Total
	Shares	Amount	Capital	Comprehensive Income	Deficit	Equity
BALANCE, December 31, 2017	8,952,132	$89,521	$75,586,926	$-	$(7,494,640)	$68,181,807

Net loss	-	-	-	-	(187,781)	(187,781)
Distributions declared (a)	-	-	-	-	(6,970,849)	(6,970,849)
Redemption and cancellation of shares	(286,870)	(2,868)	(2,688,616)	-	-	(2,691,484)

BALANCE, December 31, 2018	8,665,262	86,653	72,898,310	-	(14,653,270)	58,331,693

Net loss	-	-	-	-	(3,541,167)	(3,541,167)
Distributions declared (b)	-	-	-	-	(5,130,466)	(5,130,466)
Other comprehensive income	-	-	-	400,089	-	400,089
Redemption and cancellation of shares	(70,038)	(701)	(682,625)	-	-	(683,326)
BALANCE, December 31, 2019	8,595,224	$85,952	$72,215,685	$400,089	$(23,324,903)	$49,376,823

(a) Dividends per share were $0.80.
(b) Dividends per share were $0.60.

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,541,167)	$(187,781)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from investments in unconsolidated affiliated real estate entities	4,415,918	3,303,633
Amortization of discount on debt securities	(309,658)	-
Foreign currency transaction loss	55,549	-
Changes in assets and liabilities:
Increase in other assets	(69,343)	(1,496)
Increase in accrued interest on marketable securities	(27,595)	-
(Decrease)/increase in accounts payable and other accrued expenses	(14,901)	34,363
Increase in accrued interest on subordinated advances - related party	186,954	186,954
(Decrease)/increase in due to related parties	(57,983)	2,893
Net cash provided by operating activities	637,774	3,338,566

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in unconsolidated affiliated real estate entities	(961,972)	(3,369,847)
Purchase of investment property	(33,541,962)	-
Distributions from unconsolidated affiliated real estate entities	932,104	-
Proceeds from preferred investment in related party	37,000,000	-
Purchase of marketable securities, available for sale	(4,654,015)	-
Proceeds from redemption of debt securities	1,229,576	-
Net cash provided by/(used in) investing activities	3,731	(3,369,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	16,000,000	-
Payment of loan fees and expenses	(558,312)	-
Redemption and cancellation of common stock	(683,326)	(2,691,484)
Distributions paid to Company's common stockholders	(5,432,032)	(6,990,340)
Net cash provided by/(used in) financing activities	9,326,330	(9,681,824)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(55,549)	-

Net change in cash and cash equivalents and restricted cash	9,912,286	(9,713,105)
Cash and cash equivalents and restricted cash, beginning of year	4,350,896	14,064,001
Cash and cash equivalents and restricted cash, end of year	$14,263,182	$4,350,896

Supplemental disclosure of cash flow information:
Holding gain on marketable securities, available for sale	$400,089	$-
Distributions declared, but not paid	$285,841	$587,405
Non-cash purchase of investment property	$461,104	$-
Amortization of deferred financing costs included in construction in progress	$214,553	$-

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

1. Structure

Lightstone Real Estate Income Trust Inc. (‘‘Lightstone Income Trust’’), is a Maryland corporation, formed on September 9, 2014, which elected to qualify as a real estate investment trust (‘‘REIT’’) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2016.

Lightstone Income Trust, together with its subsidiaries is collectively referred to as the ‘‘Company’’ and the use of ‘‘we,’’ ‘‘our,’’ ‘‘us’’ or similar pronouns refers to Lightstone Income Trust or the Company as required by the context in which any such pronoun is used.

The Company has and will continue to seek to originate, acquire and manage a diverse portfolio of real estate and real estate-related investments; including investments in mezzanine loans, first lien mortgage loans, second lien mortgage loans, bridge loans and preferred equity interests, with a focus on development investments and investments intended to finance development or redevelopment opportunities. The Company may also invest in debt and derivative securities related to real estate assets. A substantial portion of the Company’s investments by value may be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly owned by, The Lightstone Group, LLC (the “Sponsor”), its affiliates or by other real estate investment programs it sponsors. Although the Company expects that most of its investments will be of these types, it may make other investments. In fact, it may invest in whatever types of real estate-related investments that it believes are in its best interests.

The Company currently has one operating segment. As of December 31, 2019, it (i) wholly owned and consolidated the operating results of one development project, the Williamsburg Moxy Hotel, (ii) held an unconsolidated 22.5% membership interest in RP Maximus Cove L.L.C. (the “Cove Joint Venture”), which it subsequently disposed of on February 12, 2020, and (iii) held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). The Company accounts for its unconsolidated membership interests in the Cove Joint Venture and the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

The Company’s advisor is Lightstone Real Estate Income LLC (the “Advisor”), which is majority owned by David Lichtenstein. On September 12, 2014, the Advisor contributed $200,000 for 20,000 shares of common stock (“Common Shares”), or $10.00 per share of the Lightstone Income Trust. Mr. Lichtenstein also is a majority owner of the equity interests of The Lightstone Group, LLC. The Lightstone Group, LLC served as the Company’s Sponsor during its initial public offering (the “Offering”) which terminated on March 31, 2017. Mr. Lichtenstein owns 222,222 Common Shares which were issued on June 15, 2015 for $2.0 million, or $9.00 per share. Subject to the oversight of the Company’s board of directors (the “Board of Directors”), the Advisor has primary responsibility for making investment decisions on behalf of the Company and managing its day-to-day operations. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone Income Trust.

The Company does not have any employees. The Advisor receives compensation and fees for services related to the investment and management of the Company’s assets. The Advisor has certain affiliates which may manage the properties the Company acquires. However, the Company may also contract with other unaffiliated third-party property managers.

The Company’s Common Shares are not currently listed on a national securities exchange. The Company may seek to list its Common Shares for trading on a national securities exchange only if a majority of its independent directors believe listing would be in the best interest of its stockholders. The Company does not intend to list its Common Shares at this time. The Company does not anticipate that there would be any market for its Common Shares until they are listed for trading. In the event the Company does not begin the process of achieving a liquidity event prior to March 31, 2022, which is the fifth anniversary of the termination of its Offering, its charter requires either (a) an amendment to our charter to extend the deadline to begin the process of achieving a liquidity event, or (b) the holding of a stockholders meeting to vote on a proposal for an orderly liquidation of its portfolio.

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

For the Years Ended December 31, 2019 and 2018

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

Cash and Cash Equivalents and Restricted Cash

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

As required by the Company’s lenders, restricted cash is held in escrow accounts for anticipated capital expenditures, real estate taxes, and other reserves for certain of our consolidated properties. Capital reserves are typically utilized for non-operating expenses such as major capital expenditures. Alternatively, a lender may require its own formula for an escrow of capital reserves.

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:

	December 31,
	2019	2018
Cash and cash equivalents	$13,730,832	$4,350,896
Restricted cash	532,350	-
Total cash, cash equivalents and restricted cash	$14,263,182	$4,350,896

Investments in Real Estate

Accounting for Asset Acquisitions

When the Company makes an investment in real estate assets, the cost of real estate assets acquired in an asset acquisition are allocated to the acquired tangible assets, consisting of land, building and improvements, furniture and fixtures and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, acquired in-place leases, and the value of tenant relationships, based in each case on their relative fair values, at the date of acquisition, based on evaluation of information including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other relevant market data. Fees incurred related to asset acquisitions are capitalized as part of the cost of the investment.

Accounting for Business Combinations

Upon the acquisition of real estate operating properties that meet the definition of a business, the Company estimates the fair value of acquired tangible assets and identified intangible assets and liabilities and certain liabilities such as assumed debt and contingent liabilities, at the date of acquisition, based on evaluation of information and estimates available at that date, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other relevant market data. Based on these estimates, the Company evaluates the existence of goodwill or a gain from a bargain purchase and allocates the initial purchase price to the applicable assets, liabilities and noncontrolling interests, if any. As final information regarding fair value of the assets acquired, liabilities assumed and noncontrolling interests is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. The allocations are finalized as soon as all the information necessary is available and in no case later than within twelve months from the acquisition date. Fees incurred related to the acquisition of real estate operating properties that meet the definition of a business are expensed as incurred within general and administrative costs within the consolidated statements of operations.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

Carrying Value of Assets

The amounts to be capitalized as a result of periodic improvements and additions to real estate property, when applicable, and the periods over which the assets are depreciated or amortized, are determined based on the application of accounting standards that may require estimates as to fair value and the allocation of various costs to the individual assets. Differences in the amount attributed to the assets may be significant based upon the assumptions made in calculating these estimates.

Impairment Evaluation

Management evaluates the recoverability of its investments in real estate assets at the lowest identifiable level, the individual property level. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.

The Company evaluates the long-lived assets for potential impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable and records an impairment charge when the undiscounted projected cash flows are less than the carrying amount for a particular property. The estimated cash flows used for the impairment analysis and the determination of estimated fair value is based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, may be substantial.

Depreciation

Depreciation expense is computed based on the straight-line method over the estimated useful life of the applicable real estate asset. The Company generally uses estimated useful lives of up to thirty-nine years for buildings and improvements and five to ten years for furniture and fixtures. Maintenance and repairs are charged to expense as incurred.

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

We review investments for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. An investment is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. The ultimate realization of the Company’s investment in partially owned entities is dependent on a number of factors including the performance of that entity and market conditions. If the Company determines that a decline in the value of a partially owned entity is other than temporary, it will record an impairment charge.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

Deferred Financing Costs

Deferred financing costs are recorded at cost and consist of loan fees and other costs incurred in issuing debt. Amortization of deferred financing costs is computed using a method that approximates the effective interest method over the term of the related debt and is included in interest expense in the consolidated statements of operations. Unamortized deferred financing costs are included as a direct deduction from the related debt in the consolidated balance sheets.

Income Taxes

The Company elected to qualify and be taxed as a REIT  for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2016. As a REIT, the Company generally will not be subject to U.S. federal income tax on its net taxable income that it distributes currently to its stockholders. To maintain its REIT qualification under the Internal Revenue Code of 1986, as amended, or the Code, the Company must meet a number of organizational and operational requirements, including a requirement that it annually distribute to its stockholders at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If the Company fails to remain qualified for taxation as a REIT in any subsequent year and does not qualify for certain statutory relief provisions, its income for that year will be taxed at the regular corporate rate, and it may be precluded from qualifying for treatment as a REIT for the four-year period following its failure to qualify as a REIT. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders.

The Company engages in certain activities through taxable REIT subsidiaries (“TRSs”). As such, the Company is subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2019 and 2018, the Company had no material uncertain income tax positions. Additionally, even if the Company continues to qualify as a REIT, it may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on its undistributed income.

Marketable Securities

The Company’s marketable securities currently consist of debt securities that are designated as available-for-sale and are recorded at fair value.  Amortization of discounts and accretion of premiums on debt securities are recorded in investment income under the effective interest method. Unrealized holding gains or losses for debt securities are reported as a component of accumulated other comprehensive income (“AOCI”).  Realized gains or losses resulting from the sale of these securities are determined based on the specific identification of the securities sold.

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

Foreign Currency Transactions

The Company maintains funds in a bank account that is denominated in New Israeli Shekel (“ILS”) and is re-measured into U.S. Dollars at the current exchange rate at the end of each reporting period. As of December 31, 2019, the Company maintained approximately 4,455 ILS in a bank account, which was re-measured to $1,291, and is included in cash and cash equivalents on the Company’s consolidated balance sheet. For the year ended December 31, 2019, the Company recorded a foreign currency transaction loss of $55,549 to reflect both the exchange rate at the end of the reporting period and the effect of exchange rate changes on the amount of functional currency paid or received while settling transactions during the period.

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

For the Years Ended December 31, 2019 and 2018

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

Income recognition is suspended for a debt investment at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired debt investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired debt investment is not in doubt, contractual interest is recorded as investment income when received, under the cash basis method, until an accrual is resumed when the debt investment becomes contractually current and performance is demonstrated to be resumed. A debt investment is written off when it is no longer realizable or is legally discharged.

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

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

3. Williamsburg Moxy Hotel

On July 17, 2019, the Company acquired four adjacent parcels of land located at 353-361 Bedford Avenue in Brooklyn, New York (collectively, the “Williamsburg Land”), from unaffiliated third parties, for an aggregate purchase price of approximately $30.4 million, excluding closing and other acquisition related costs, on which it intends to develop and construct a 210-room branded hotel (the “Williamsburg Moxy Hotel”). The acquisition was funded with cash on hand ($14.4 million) and proceeds from a mortgage loan ($16.0 million).

In connection with the acquisition of the Williamsburg Land, the Advisor earned an acquisition fee equal to 1.00% of the gross aggregate contractual purchase price, which was approximately $0.3 million.

As of December 31, 2019, the Company incurred and capitalized to construction in progress an aggregate of $34.2 million (including the acquisition fee of $0.3 million and capitalized interest of $0.4 million) consisting of acquisition and other development costs attributable to the Williamsburg Moxy Hotel. During the year ended December 31, 2019, the Company capitalized interest of approximately $0.4 million in connection with the development of the Williamsburg Moxy Hotel.

Williamsburg Mortgage

In connection with the closing of the acquisition of the Williamsburg Land, the Company simultaneously entered into a mortgage loan collateralized by the Williamsburg Land (the “Williamsburg Mortgage”) for $16.0 million. The Williamsburg Mortgage has a term of one year, with two, six-month extension options, bears interest at 4.50% and requires monthly interest-only payments of approximately $60,000 through its stated maturity with the entire unpaid balance due upon maturity. As of December 31, 2019, the outstanding principal balance of the Williamsburg Mortgage was $16.0 million, which is presented, net of deferred financing fees of $0.3 million, on the consolidated balance sheet and is classified as Mortgage Payable, net.

The Williamsburg Mortgage initially matures in July 2020 but has two, six-month extension options, which the Company can exercise by providing the lender with notice of its intent to extend. The Company intends to seek to exercise the extension options or refinance the Williamsburg Mortgage on or before its applicable stated maturity date. However, if the Company is unable to refinance the outstanding indebtedness at favorable terms, it will look to repay the then outstanding balance with available cash and/or proceeds from selective asset sales. The Company has no other maturities of mortgage debt over the next 12 months.

4. Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the date indicated:

	As of December 31, 2019
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Israeli Bonds	$3,761,692	$400,089	$-	$4,161,781

During 2019, the Company acquired unsecured corporate bonds that are publicly traded on the Tel Aviv Stock Exchange (the “Israeli Bonds”) and are denominated in ILS. The fair value of the Israeli Bonds is translated using period-end exchange rates. Gains and losses resulting from the changes in exchange rates and market prices from period to period are reported as a component of AOCI. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, changes in market interest rates and foreign exchange rates, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of December 31, 2019, the Company did not recognize any impairment charges. The Company did not have any marketable securities during 2018.

The Company subsequently sold all of its Israeli Bonds during the first quarter of 2020.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

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

As of December 31, 2019, all of the Company’s debt securities and were classified as Level 2 assets and there were no transfers between the level classifications during the year ended December 31, 2019.

The fair value of the Company’s investments in debt securities are measured using quoted prices in markets that are not active.

The following table summarizes the estimated fair value of our investments in debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of December 31, 2019
Due in 1 year	$1,040,444
Due in 1 year through 5 years	3,121,337
Due in 5 years through 10 years	-
Due after 10 years	-
Total	$4,161,781

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

5. Stockholders’ Equity

Preferred Stock

The Company’s charter authorizes the Company’s board of directors to designate and issue one or more classes or series of preferred stock without approval of the holders of Common Shares. On February 11, 2015, the Company amended and restated its charter to authorize the issuance of 50,000,000 shares of preferred stock. Prior to the issuance of shares of each class or series, the board of directors will be required by Maryland law and by the charter to set, subject to the charter restrictions on ownership and transfer of stock, the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of each class or series of preferred stock so issued, which may be more beneficial than the rights, preferences and privileges attributable to Common Shares. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. As of December 31, 2019, the Company had not issued any shares of preferred stock.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

Common Shares

On February 11, 2015, the Company amended and restated its charter to authorize the issuance of 200,000,000 Common Shares. Under the charter, the Company will not be able to make certain material changes to its business form or operations without the approval of stockholders holding at least a majority of the Common Shares entitled to vote on the matter.

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

Distributions and Distributions Declared

The Company’s Board of Directors commenced declaring and it began paying distributions on its Common Shares at the pro rata equivalent of an annual distribution of $0.80 per share, or an annualized rate of 8.0% assuming a purchase price of $10.00 per share, beginning with the period from June 22, 2015 through November 30, 2015 and monthly thereafter beginning with the month ending December 31, 2015 through the month ending June 30, 2019. Beginning with the month ending July 31, 2019, the Company’s Board of Directors decreased the regular monthly distributions on our Common Shares to the pro rata equivalent of an annual distribution of $0.40 per share, or an annualized rate of 4.0% assuming a purchase price of $10.00 per share. Distributions are payable to stockholders of record at the close of business on the last day of the month-end. All distributions were paid on or about the 15th day of the month following the month-end.

On November 11, 2019 our Board of Directors authorized and we declared a distribution of $0.033 per share for each month during the three-month periods ending March 31, 2020. The monthly distribution is the pro rata equivalent of an annual distribution of $0.40 per share, or an annualized rate of 4.0% assuming a purchase price of $10.00 per share. The distribution will be paid on or about the 15th day following each month-end to stockholders of record at the close of business on the last day of the prior month.

On March 25, 2020, the Board of Directors determined to suspend regular monthly distributions.

Future distributions, if any, declared will be at the discretion of our Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, operating and interest expenses and our ability to refinance near-term debt. In addition, we currently intend to continue to comply with the REIT distribution requirement that we annually distribute no less than 90% of our taxable income. We cannot assure that any future distributions will be made or that we will maintain any particular level of distributions that we have previously established or may establish.

Total distributions declared during the years ended December 31, 2019 and 2018 were $5.1 million and $7.0 million, respectively.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

Share Repurchase Program

The Company’s share repurchase program may provide its stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to the Company, subject to restrictions. For the years ended December 31, 2019 and 2018, the Company repurchased 70,038 and 286,870 Common Shares, respectively, at an average price per share of $9.76 and $9.38 per share, respectively.

On March 25, 2020, the Board of Directors amended the share repurchase program to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately.

6. Related Party Transactions and Other Arrangements

The Company has agreements with the Advisor and its affiliates to pay certain fees, as follows, in exchange for services performed by these entities and other related party entities. The Company’s ability to secure financing and acquire real estate and real estate-related investments are dependent upon its Advisor and affiliates to perform such services as provided in these agreements.

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

For the Years Ended December 31, 2019 and 2018

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

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the period indicated:

	For the Years Ended December 31,
	2019	2018
Acquisition fee (1)	$304,195	$-
Asset management fees (general and administrative costs)	685,678	627,028

Total	$989,873	$627,028

(1)	Acquisition fees of $304,195 were capitalized and are included in the carrying value of our investment in the Williamsburg Moxy Hotel which is classified as construction in progress on the consolidated balance sheets.

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

			As of
Entity	Date of Ownership	Ownership %	December 31, 2019	December 31, 2018
RP Maximus Cove, L.L.C. (the "Cove Joint Venture")	January 31, 2017	22.5%	$13,846,410	$17,214,789
40 East End Ave. Pref Member LLC ( “40 East End Ave. Joint Venture”)	March 31, 2017	33.3%	12,551,394	13,569,066

Total investments in unconsolidated affiliated real estate entities			$26,397,804	$30,783,855

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

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

Subsequent to the Company’s acquisition of its 22.5% membership interest in the Cove Joint Venture through December 31, 2019, it made an aggregate of $2.4 million (including $0.2 million during the year ended December 31, 2019) of additional capital contributions and received aggregate distributions of $0.9 million (all during the year ended December 31, 2019).

The Cove Joint Venture recognized a loss on the early extinguishment of debt of approximately $1.5 million during the year ended December 31, 2019, of which the Company’s proportionate share was approximately $0.3 million.

On December 17, 2019, REIT IV Cove LLC, REIT III Cove LLC, LSG Cove LLC (collectively, the “Redeemers”), Maximus and the Cove Joint Venture entered into a redemption agreement (the “Redemption Agreement”), pursuant to which the Cove Joint Venture would redeem the membership interests of the Redeemers for an aggregate redemption price of approximately $87.6 million.

On February 12, 2020, the Cove Joint Venture completed the redemption of the Redeemers’ membership interests in the Cove Joint Venture pursuant to the terms of the Redemption Agreement for an aggregate redemption price of approximately $87.6 million. In connection, with the redemption of its 22.5% membership interest in the Cove Joint Venture, the Company received proceeds of approximately $21.9 million.

The Cove Joint Venture Financial Information

The Company’s carrying value of its interest in the Cove Joint Venture differed from its share of member’s equity reported in the condensed balance sheet of the Cove Joint Venture due to the Company’s basis of its investment in excess of the historical net book value of the Cove Joint Venture. The Company’s additional basis allocated to depreciable assets was being recognized on a straight-line basis over the lives of the appropriate assets.

The following table represents the condensed income statements for the Cove Joint Venture:

(amounts in thousands)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Revenues	$16,129	$14,604

Property operating expenses	5,057	4,995
General and administrative costs	119	169
Depreciation and amortization	11,498	10,211

Operating loss	(545)	(771)

Loss on debt extinguisment	(1,521)	-
Interest expense and other, net	(9,424)	(11,002)

Net loss	$(11,490)	$(11,773)

Company's share of net loss (22.5%)	$(2,585)	$(2,649)

Adjustment to depreciation and amortization expense (1)	(40)	(97)

Company's loss from investment	$(2,625)	$(2,746)

The following table represents the condensed balance sheets for the Cove Joint Venture:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

	As of	As of
(amounts in thousands)	December 31, 2019	December 31, 2018
Real estate, at cost (net)	$138,045	$148,441
Cash and restricted cash	1,491	2,138
Other assets	1,141	1,810

Total assets	$140,677	$152,389

Mortgage payable, net	$178,353	$174,098
Other liabilities	1,339	2,776
Members' deficit (1)	(39,015)	(24,485)

Total liabilities and members' deficit	$140,677	$152,389

(1)	The adjustment to depreciation and amortization expense related to the difference between the Company’s basis in the Cove Joint Venture and the amount of the underlying equity in net assets of the Cove Joint Venture.

40 East End Ave. Joint Venture

On March 31, 2017, the Company entered into a joint venture agreement (the “40 East End Ave. Transaction”) with SAYT Master Holdco LLC, an entity majority-owned and controlled by David Lichtenstein, who also majority owns and controls the Company’s Sponsor, and a related party, (the “40 East End Seller”), providing for the Company to acquire approximately 33.3% of the 40 East End Seller’s approximate 100% membership interest in 40 East End Ave. Pref Member LLC ( “40 East End Ave. Joint Venture”) for aggregate consideration of approximately $10.3 million.

The Company’s ownership interest in the 40 East End Ave. Joint Venture is a non-managing interest. Because the Company exerts significant influence over but does not control the 40 East End Ave. Joint Venture, it accounts for its ownership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting. All contributions to and distributions of earnings from the 40 East End Ave. Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the 40 East End Ave. Joint Venture are made to the members pursuant to the terms of its operating agreement. The Company commenced recording its allocated portion of earnings and cash distributions, if any, from the 40 East End Ave. Joint Venture beginning as of March 31, 2017 with respect to its membership interest of approximately 33.3% in the 40 East End Ave. Joint Venture. Additionally, Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a real estate investment trust also sponsored by our Sponsor, made $30.0 million of preferred equity contributions (the “Preferred Contributions”) to a subsidiary of the 40 East End Ave. Joint Venture, pursuant to an instrument that entitles Lightstone I to monthly preferred distributions at a rate of 12% per annum. No distributions may be paid to the members until the Preferred Contributions are redeemed in full.

The 40 East End Ave. Joint Venture, through affiliates, has acquired a parcel of land located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City on which it is developing a luxury residential project consisting of 29 condominium units (the “40 East End Ave. Project”).

On March 21, 2017, the 40 East End Ave. Joint Venture obtained financing from a financial institution of up to $85.3 million (the “40 East End Ave. Mortgage”) for the land acquisition and construction of the 40 East End Ave. Project. The 40 East End Ave. Mortgage bore interest at Libor plus 4.50% (subject to floor of 5.00%) and was collateralized by the 40 East End Ave. Project. On December 19, 2019, the 40 East End Ave. Joint Venture entered into a loan (the “Condo Loan”) with a financial institution of up to $95.2 million, of which approximately $90.2 million was funded at closing and the remaining availability of $5.0 million will be advanced upon satisfaction of certain conditions, including obtaining final temporary certificates of occupancy (the “TCO”) for the 40 East End Ave. Project. The Condo Loan matures in two years and bears interest at Libor plus 2.45%, which is payable monthly, and principal payments are required to be made from condominium sales proceeds. If principal paydowns from condominium sales proceeds do not reduce the outstanding principal balance of the Condo Loan to at least $81.0 million and $73.0 million as of December 19, 2020 and June 19, 2021, respectively, then the 40 East End Ave. Joint Venture will be required to make balloon payments in the amounts necessary to reach these thresholds. At closing, the 40 East End Ave. Joint Venture used a portion of the proceeds from the Condo Loan to (i) fully repay the then outstanding principal balance of $80.3 million plus accrued and unpaid interest of $0.2 million for the Mortgage Payable and (ii) redeem $9.5 million of Lightstone I’s Preferred Contributions. Additionally, $3.1 million of the Condo Loan proceeds were placed in a lender escrow to be released for payment of remaining estimated construction costs.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

In connection with the refinancing, the 40 East End Ave. Joint Venture recognized a loss on the early extinguishment of debt of approximately $0.8 million during the year ended December 31, 2019, of which the Company’s proportionate share was approximately $0.3 million.

The Company’s Sponsor and its affiliates (collectively, the “40 East End Guarantors”) have provided certain guarantees with respect to the Condo Loan and the members have agreed to reimburse the 40 East End Guarantors for any balance that may become due under the guarantees (the “40 East End Guarantee”), of which the Company’s share is approximately 33.3%. The Company has determined that the fair value of its share of the 40 East End Guarantee is immaterial.

On December 26, 2019, the 40 East End Ave. Joint Venture redeemed an additional $3.5 million of Lightstone I’s Preferred Contributions. As a result, Lightstone I’s remaining outstanding Preferred Contributions were $17.0 million as of December 31, 2019. Subsequently, an additional $11.0 million of Lightstone I’s Preferred Contributions were redeemed on February 13, 2020 reducing Lightstone I’s Preferred Contributions to $6.0 million.

Subsequent to our acquisition through December 31, 2019, we have made an aggregate of $4.6 million (including $0.8 million during the year ended December 30, 2019) of additional capital contributions to the 40 East End Ave. Joint Venture.

As of December 31, 2019, construction of the 40 East End Ave. Project was substantially complete.

The following table represents the condensed income statement for the 40 East End Ave. Joint Venture:

(amounts in thousands)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Revenues	$13,998	$-

Cost of goods sold	15,133	-
Other expenses	-	952
Depreciation and amortization	534	724

Operating loss	(1,669)	(1,676)

Interest expense and other, net	(2,872)	-
Loss on debt extinguishment	(836)	-
Net loss	$(5,377)	$(1,676)
Company's share of net loss (33.3%)	$(1,791)	$(558)

The following table represents the condensed balance sheets for the 40 East End Ave. Joint Venture:

	As of	As of
(amounts in thousands)	December 31, 2019	December 31, 2018
Real estate inventory	$139,170	$131,397
Cash and restricted cash	7,739	303
Other assets	637	229

Total assets	$147,546	$131,929

Mortgage payable, net	89,102	$51,976
Other liabilities	2,404	9,145
Members' capital	56,040	70,808

Total liabilities and members' capital	$147,546	$131,929

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

Investment in Related Party

105-109 W. 28th Street Preferred Investment

The Company previously entered into an agreement, as amended, with various related party entities that provided for the Company to make aggregate preferred equity contributions (the “105-109 W. 28th Street Preferred Investment”) of up to $37.0 million in an affiliate of its Sponsor (the “Moxy Developer”), which owns a parcel of land located at 105-109 W. 28th Street, New York, New York on which it constructed a 343-room Marriott Moxy hotel, which opened during February 2019. The 105-109 W. 28th Street Preferred Investment was made pursuant to an instrument that entitled the Company to monthly preferred distributions at a rate of 12% per annum. The 105-109 W. 28th Street Preferred Investment was classified as a held-to-maturity security and recorded at cost.

As of December 31, 2018, the 105-109 W. 28th Street Preferred Investment had an outstanding balance of $37.0 million and was classified as an investment in related party on the consolidated balance sheets. The Company received aggregate repayments of $26.5 million during March 2019 and subsequently received the remaining outstanding balance of $10.5 million on August 26, 2019 and as a result, has fully redeemed the 105-109 W. 28th Street Preferred Investment. During the years ended December 31, 2019 and 2018, the Company recorded $1.6 million and $4.5 million, respectively, of investment income related to the 105-109 W. 28th Street Preferred Investment.

Subordinated Advances – Related Party

On March 18, 2016, the Company and the Sponsor entered into a subordinated unsecured loan agreement (the “Subordinated Agreement”) pursuant to which the Sponsor made aggregate principal advances of $12.6 million to the Company through March 31, 2017 (the termination date of the Offering). The outstanding principal advances bear interest at a rate of 1.48%, but no interest or principal is due and payable to the Sponsor until holders of the Company’s Common Shares have received liquidation distributions equal to their respective net investments (defined as $10.00 per Common Share) plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments.

Distributions in connection with a liquidation of the Company initially will be made to holders of the Company’s Common Shares until holders of its Common Shares have received liquidation distributions equal to their respective net investments plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments. Thereafter, only if additional liquidating distributions are available, the Company will be obligated to repay the outstanding principal advances and related accrued interest to the Sponsor. In the event that additional liquidation distributions are available after the Company repays its holders of common stock their respective net investments plus their 8% return on investment and then the outstanding principal advances and related accrued interest to the Sponsor, such additional distributions will be paid to holders of the Common Shares and the Sponsor as follows: 85.0% of the aggregate amount will be payable to holders of the Common Shares and the remaining 15.0% will be payable to the Sponsor.

The principal advances and the related interest are subordinate to all of the Company’s obligations as well as to the holders of its Common Shares in an amount equal to the shareholder’s net investment plus a cumulative, pre-tax, non-compounded annual return of 8.0% and only potentially payable in the event of a liquidation of the Company.

In connection with the termination of the Offering on March 31, 2017, the Company and the Sponsor simultaneously terminated the Subordinated Agreement and as a result, the Sponsor is no longer obligated to make any additional principal advances to the Company. Interest will continue to accrue on the outstanding principal advances and repayment, if any, of the principal advances and related accrued interest will still be made according to the terms of the Subordinated Agreement disclosed above.

As of both December 31, 2019 and 2018, approximately $12.6 million of principal advances were outstanding. The outstanding principal advances, together with the related accrued interest of $632,725 and $445,771 as of December 31, 2019 and 2018, respectively, are classified as Subordinated Advances – related party, a liability, on the consolidated balance sheets. During both of the years ended December 31, 2019 and 2018, the Company accrued $186,954 of interest expense on the principal advances.

7. Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

As of the date hereof, we are not a party to any material pending legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on its results of operations or financial condition, which would require accrual or disclosure of the contingency and possible range of loss.

8. Subsequent Event

The extent to which the Company’s business may be affected by the current outbreak of the Coronavirus will largely depend on both current and future developments, including its duration, spread and treatment, and related travel advisories and restrictions, all of which are highly uncertain and cannot be reasonably predicted.

If the Company’s investments are negatively impacted for an extended period, its business and financial results could be materially and adversely impacted. While the Company believes there are certain cost reduction strategies it can implement, there can be no assurance that they would fully mitigate the adverse impact of any lost revenue and income.

PART II. CONTINUED:

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2019, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2019 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2020 concerning each of our directors serving in such capacity:

		Principal Occupation and	Year Term of	Served as a
Name	Age	Positions Held	Office Will Expire	Director Since
David Lichtenstein	59	Chief Executive Officer and Chairman of the Board of Directors	2020	2015

Edwin J. Glickman	87	Director	2020	2015

Steven Spinola	71	Director	2020	2015

David Lichtenstein is our Chief Executive Officer and Chairman of our board of directors. . Mr. Lichtenstein founded both American Shelter Corporation and The Lightstone Group. From 1988 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of The Lightstone Group, directing all aspects of the acquisition, financing and management of a diverse portfolio of multifamily, lodging, retail and industrial properties located in 20 states and Puerto Rico. From June 2004 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Officer of Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”) and Chief Executive Officer of Lightstone Value Plus REIT LLC, its advisor. From April 2008 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Offer of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”) and Lightstone Value Plus REIT II LLC, its advisor. From September 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Value Plus Real Estate Investment Trust III, Inc. (“Lightstone III”), and as Chief Executive Officer of Lightstone Value Plus REIT II ILLC, its advisor. From October 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Enterprises Limited (“Lightstone Enterprises”). Mr. Lichtenstein was appointed Chairman of the Board of Directors of Lightstone Value Plus Real Estate Investment Trust V, Inc. (“Lightstone V”) and is Chairman and Chief Executive Officer of the its advisor. Mr. Lichtenstein was the president and/or director of certain subsidiaries of Extended Stay Hotels, Inc. (“Extended Stay”) that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. Lichtenstein is no longer affiliated with Extended Stay. From July 2015 to the present, Mr. Lichtenstein has served as a member of the Board of Directors of the New York City Economic Development Corporation. Mr. Lichtenstein is also a member of the International Council of Shopping Centers and the National Association of Real Estate Investment Trusts, Inc., an industry trade group, as well as a member of the Board of Directors of Touro College and New York Medical College. Mr. Lichtenstein has been selected to serve as a director due to his experience and networking relationships in the real estate industry, along with his experience in acquiring and financing real estate properties.

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

Executive Officers:

The following table presents certain information as of March 15, 2020 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held
David Lichtenstein	59	Chief Executive Officer and Chairman of the Board of Directors
Mitchell Hochberg	67	President and Chief Operating Officer
Joseph Teichman	46	General Counsel and Secretary
Seth Molod	56	Chief Financial Officer and Treasurer

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission ("SEC"). Officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2019, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2019.

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

Compensation of Executive Officers

Our officers will not receive any cash compensation from us for their services as our officers. Additionally, our officers are officers of one or more of our related parties and are compensated by those entities (including our sponsor), in part, for their services rendered to us. From our inception through December 31, 2019, the Company has not compensated the officers.

Compensation of Board of Directors

We pay our independent directors an annual fee of $40,000 and are responsible for reimbursement of their out-of-pocket expenses, as incurred.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 15, 2020 concerning each of our directors and executive officers serving in such capacities:

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the period indicated:

	For the Years Ended December 31,
	2019	2018
Acquisition fee (1)	$304,195	$-
Asset management fees (general and administrative costs)	685,678	627,028

Total	$989,873	$627,028

(1)	Acquisition fees of $304,195 were capitalized and are included in the carrying value of our investment in the Williamsburg Moxy Hotel which is classified as construction in progress on the consolidated balance sheets.

Sponsor

On March 18, 2016, the Company and the Sponsor entered into a subordinated unsecured loan agreement (the “Subordinated Agreement”) pursuant to which the Sponsor made aggregate principal advances of $12.6 million to the Company through March 31, 2017 (the termination date of the Offering). The outstanding principal advances bear interest at a rate of 1.48%, but no interest or principal is due and payable to the Sponsor until holders of the Company’s Common Shares have received liquidation distributions equal to their respective net investments (defined as $10.00 per Common Share) plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments.

Distributions in connection with a liquidation of the Company initially will be made to holders of the Company’s Common Shares until holders of its Common Shares have received liquidation distributions equal to their respective net investments plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments. Thereafter, only if additional liquidating distributions are available, the Company will be obligated to repay the outstanding principal advances and related accrued interest to the Sponsor. In the event that additional liquidation distributions are available after the Company repays its holders of common stock their respective net investments plus their 8% return on investment and then the outstanding principal advances and related accrued interest to the Sponsor, such additional distributions will be paid to holders of the Common Shares and the Sponsor as follows: 85.0% of the aggregate amount will be payable to holders of the Common Shares and the remaining 15.0% will be payable to the Sponsor.

The principal advances and the related interest are subordinate to all of the Company’s obligations as well as to the holders of its Common Shares in an amount equal to the shareholder’s net investment plus a cumulative, pre-tax, non-compounded annual return of 8.0% and only potentially payable in the event of a liquidation of the Company.

In connection with the termination of the Offering on March 31, 2017, the Company and the Sponsor simultaneously terminated the Subordinated Agreement and as a result, the Sponsor is no longer obligated to make any additional principal advances to the Company. Interest will continue to accrue on the outstanding principal advances and repayment, if any, of the principal advances and related accrued interest will still be made according to the terms of the Subordinated Agreement disclosed above.

As of both December 31, 2019 and 2018, approximately $12.6 million of principal advances were outstanding. The outstanding principal advances, together with the related accrued interest of $632,725 and $445,771 as of December 31, 2019 and 2018, respectively, are classified as Subordinated Advances – related party, a liability, on the consolidated balance sheets. During both of the years ended December 31, 2019 and 2018, the Company accrued $186,954 of interest expense on the principal advances.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Firm Fees

The following table presents the aggregate fees billed to us for the years presented by our principal accounting firm:

	Year ended December 31, 2019	Year ended December 31, 2018
Audit Fees (a)	$112,875	$102,375
Audit-Related Fees (b)	-	11,250
Tax Fees (c)	12,480	14,500

Total Fees	$125,355	$128,125

(a)	Fees for audit services consisted of the audit of the Company’s annual financial statements and interim reviews, including services normally provided in connection with statutory and regulatory filings and including registration statements and consents.

(b)	Fees for audit-related services related to audits of entities that the Company has acquired.

(c)	Fees for tax services.

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Real Estate Income Trust Inc.:

We have reviewed and discussed with management Lightstone Real Estate Income Trust Inc.’s audited financial statements as of and for the year ended December 31, 2019.

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

Based on the reviews and discussions referred to above, we recommend to the board of directors that the financial statements referred to above be included in Lightstone Real Estate Income Trust Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Annual Report on Form 10-K

For the fiscal year ended December 31, 2019

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, as part of this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT NO.	DESCRIPTION
1.1(4)	Amended and Restated Dealer Manager Agreement by and between Lightstone Real Estate Income Trust Inc. and Orchard Securities, LLC
1.2(6)	Form of Soliciting Dealer Agreement
3.1(2)	Articles of Amendment and Restatement of Lightstone Real Estate Income Trust Inc.
3.2(1)	Bylaws of Lightstone Real Estate Income Trust Inc.
3.3(3)	Articles of Amendment of Lightstone Real Estate Income Trust Inc.
4.1	Distribution Reinvestment Program, included as Appendix C to prospectus
4.2	Description of Registrant’s Securities
5.1(2)	Opinion of Venable LLP re legality
10.1(5)	Advisory Agreement, dated as of March 4, 2015, by and between Lightstone Real Estate Income Trust Inc. and Lightstone Real Estate Income LLC
21*	Subsidiaries of the Registrant.
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Real Estate Income Trust Inc. on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 26, 2020, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statements.

*	As filed herewith

(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-11 (Reg. No. 333-200464) filed with the SEC on November 24, 2014.

(2)	Previously filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (Reg. No. 333-200464) filed with the SEC on February 12, 2015.

(3)	Previously filed as an exhibit to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on June 15, 2015.

(4)	Previously filed as an exhibit to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on January 12, 2017.

(5)	Previously filed as an exhibit to the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 15, 2016.

(6)	Previously filed as an exhibit to the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 28, 2017.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Date: March 26, 2020	By:	/s/ David Lichtenstein
David Lichtenstein

Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 26, 2020
David Lichtenstein

/s/ Seth Molod	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 26, 2020
Seth Molod

/s/ Edwin J. Glickman	Director	March 26, 2020
Edwin J. Glickman

/s/ Steven Spinola	Director	March 26, 2020
Steven Spinola