Form 10-Q
period 2020-03-31
Lightstone Real Estate Income Trust Inc.
filed 2020-05-15
CIK 1619312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes  ☐      No  ☒

As of May 10, 2020, there were 8.3 million outstanding shares of common stock of Lightstone Real Estate Income Trust Inc.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)
Assets

Construction in progress	$36,588,043	$34,217,619
Investments in unconsolidated affiliated real estate entities	12,316,780	26,397,804
Cash and cash equivalents	36,222,804	13,730,832
Marketable securities, available for sale	-	4,161,781
Restricted cash and other assets	459,689	612,275

Total Assets	$85,587,316	$79,120,311

Liabilities and Stockholders' Equity

Mortgage payable, net	$15,785,151	$15,656,241
Accounts payable and other accrued expenses	706,904	536,668
Due to related parties	75,956	-
Distributions payable	283,914	285,841
Subordinated advances - related party	13,311,221	13,264,738

Total liabilities	30,163,146	29,743,488

Commitments and Contingencies

Stockholders' Equity:

Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 8.5 million and 8.6 million shares issued and outstanding, respectively	85,374	85,952
Additional paid-in-capital	71,665,213	72,215,685
Accumulated other comprehensive income	-	400,089
Accumulated deficit	(16,326,417)	(23,324,903)
Total Stockholders' Equity	55,424,170	49,376,823
Total Liabilities and Stockholders' Equity	$85,587,316	$79,120,311

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Income:
Investment income	$118,164	$1,076,761
Gain from disposition of investment in unconsolidated affiliated real estate entity	8,180,509	-
Gain on sale of marketable securities	264,589	-
Loss from investments in unconsolidated affiliated real estate entities	(392,287)	(1,003,709)

Total income	8,170,975	73,052

Expenses:
General and administrative costs	226,616	301,022
Interest expense	46,483	46,098
Foreign currency transaction loss	47,648	26,848

Total expenses	320,747	373,968

Net income/(loss)	$7,850,228	$(300,916)

Net income/(loss) per common share, basic and diluted	$0.92	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	8,556,479	8,640,912

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Net income/(loss)	$7,850,228	$(300,916)

Other comprehensive (loss)/income:
Holding (loss)/gain on marketable securities, available for sale	(135,500)	26,926
Reclassification adjustment for gain included in net income/(loss)	(264,589)	-

Other comprehensive (loss)/income	(400,089)	26,926

Comprehensive income/(loss)	$7,450,139	$(273,990)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common		Paid-In	Accumulated Other	Accumulated	Total
	Shares	Amount	Capital	Comprehensive Income	Deficit	Equity
BALANCE, December 31, 2018	8,665,262	$86,653	$72,898,310	$-	$(14,653,270)	$58,331,693

Net loss	-	-	-	-	(300,916)	(300,916)
Distributions declared (a)	-	-	-	-	(1,699,447)	(1,699,447)
Redemption and cancellation of shares	(30,020)	(300)	(286,695)	-	-	(286,995)
Other comprehensive income	-	-	-	26,926	-	26,926

BALANCE, March 31, 2019	8,635,242	$86,353	$72,611,615	$26,926	$(16,653,633)	$56,071,261

(a) Dividends per share were $0.20.

			Additional
	Common		Paid-In	Accumulated Other	Accumulated	Total
	Shares	Amount	Capital	Comprehensive Income	Deficit	Equity
BALANCE, December 31, 2019	8,595,224	$85,952	$72,215,685	$400,089	$(23,324,903)	$49,376,823

Net income	-	-	-	-	7,850,228	7,850,228
Distributions declared (a)	-	-	-	-	(851,742)	(851,742)
Redemption and cancellation of shares	(57,800)	(578)	(550,472)	-	-	(551,050)
Other comprehensive loss	-	-	-	(400,089)	-	(400,089)

BALANCE, March 31, 2020	8,537,424	$85,374	$71,665,213	$-	$(16,326,417)	$55,424,170

(a) Dividends per share were $0.10.

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$7,850,228	$(300,916)
Adjustments to reconcile net income/(loss) to cash (used in)/provided by operating activities:
Loss from investments in unconsolidated affiliated real estate entities	392,287	1,003,709
Gain from disposition of investment in unconsolidated affiliated real estate entity	(8,180,509)	-
Gain on sale of marketable securities	(264,589)	-
Amortization of discount on debt securities	(30,196)	(2,408)
Foreign currency transaction loss	47,648	26,848
Other non-cash adjustments	-	(1,481)
Changes in assets and liabilities:
Increase in other assets	(115,333)	(59,758)
Increase/(decrease) in accounts payable and other accrued expenses	154,452	(36,643)
Increase in accrued interest on subordinated advances - related party	46,483	46,098
Increase/(decrease) in due to related parties	75,956	(82)

Cash (used in)/provided by operating activities	(23,573)	675,367

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(2,225,730)	(1,009,869)
Proceeds from sale of marketable securities	4,141,195	-
Proceeds from disposition of investment in unconsolidated affiliated real estate entity	21,869,246	-
Proceeds from preferred investment in related party	-	26,500,000
Investments in unconsolidated affiliated real estate entities	-	(436,121)

Cash provided by investing activities	23,784,711	25,054,010

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption and cancellation of common stock	(551,050)	(286,995)
Distributions paid to Company's common stockholders	(853,668)	(1,701,487)

Cash used in financing activities	(1,404,718)	(1,988,482)

Effect of exchange rate changes on cash and cash equivalents	(47,648)	(26,848)

Net change in cash, cash equivalents and restricted cash	22,308,772	23,714,047
Cash, cash equivalents and restricted cash, beginning of year	14,263,182	4,350,896
Cash, cash equivalents and restricted cash, end of period	$36,571,954	$28,064,943

Supplemental disclosure of cash flow information:
Distributions declared, but not paid	$283,914	$585,366
Holding loss/gain on marketable securities, available for sale	$400,089	$26,926
Non-cash purchase of investment property	$395,000	$-
Amortization of deferred financing costs included in construction in progress	$128,910	$-

The following is a summary of the Company’s cash, cash equivalents and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$36,222,804	$28,064,943
Restricted cash	349,150	-
Total cash, cash equivalents and restricted cash	$36,571,954	$28,064,943

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

1.	Business and Organization

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

The Company currently has one operating segment. As of March 31, 2020, it wholly owned and consolidated the operating results of one development project, the Williamsburg Moxy Hotel and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). The Company accounts for its unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

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

2.	Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the periods presented. The accompanying unaudited consolidated financial statements of the Lightstone Income Trust and Subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.

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

The consolidated balance sheet as of December 31, 2019 included herein has been derived from the consolidated balance sheet included in the Company's Annual Report on Form 10-K.

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

COVID-19 Pandemic

The global impact of the COVID-19 pandemic has been rapidly evolving and, as cases of the illness caused by the virus have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines and restrictions on travel. In addition, all the states where we operate properties and have development projects have reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate and/or restrictions on types of construction projects that may continue. Many states have recently announced guidelines to reduce certain of these restrictions.

Because the Company’s Williamsburg Moxy Hotel development project is in its pre-development stage, the COVID-19 pandemic has not currently affected its associated pre-development activities.  The Company’s other investment is its approximately 33.3% membership interest in the 40 East End Ave. Joint Venture, which is developing a substantially completed luxury residential condominium project (the “40 East End Avenue Project”) located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final temporary certificates of occupancy, or TCO, in March 2020.

The extent to which the Company’s business may be affected by the current COVID-19 pandemic will largely depend on both current and future developments, including its duration, spread and treatment, and related travel advisories and restrictions, all of which are highly uncertain and cannot be reasonably predicted.

If the Company’s Williamsburg Moxy Hotel development project and/or investment in the 40 East End Ave. Joint Venture is negatively impacted for an extended period because development activities and/or sales of condominium units are delayed, the Company’s business and financial results could be materially and adversely impacted.

New Accounting Pronouncements

The Company has reviewed and determined that recently issued accounting pronouncements will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its current operations.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

3.	Williamsburg Moxy Hotel

On July 17, 2019, the Company acquired four adjacent parcels of land located at 353-361 Bedford Avenue in Brooklyn, New York (collectively, the “Williamsburg Land”), from unaffiliated third parties, for an aggregate purchase price of approximately $30.4 million, excluding closing and other acquisition related costs, on which it intends to develop and construct a 210-room branded hotel (the “Williamsburg Moxy Hotel”). As of March 31, 2020, the Williamsburg Moxy Hotel was in pre-development and not under construction.

In connection with the acquisition of the Williamsburg Land, the Advisor earned an acquisition fee equal to 1.00% of the gross aggregate contractual purchase price, which was approximately $0.3 million.

As of March 31, 2020, the Company incurred and capitalized to construction in progress an aggregate of $36.6 million consisting of acquisition and other development costs attributable to the Williamsburg Moxy Hotel. During the three months ended March 31, 2020, the Company capitalized interest of approximately $0.3 million in connection with the development of the Williamsburg Moxy Hotel.

Williamsburg Mortgage

In connection with the closing of the acquisition of the Williamsburg Land, the Company simultaneously entered into a mortgage loan collateralized by the Williamsburg Land (the “Williamsburg Mortgage”) for $16.0 million. The Williamsburg Mortgage has a term of one year, with two, six-month extension options, bears interest at 4.50% and requires monthly interest-only payments of $60,000 through its maturity with the entire unpaid balance due upon maturity. As of March 31, 2020, the outstanding principal balance of the Williamsburg Mortgage was $16.0 million, which is presented, net of deferred financing fees of $0.2 million, on the consolidated balance sheet and is classified as Mortgage Payable, net. Assuming the Company exercises the first of the two extension options; its interest payments will aggregate approximately $0.5 million for the remainder of 2020.

The Williamsburg Mortgage initially matures in July 2020 but has two, six-month extension options, which the Company can exercise by providing the lender with notice of its intent to extend. The Company currently plans to exercise the extension options unless it obtains construction financing on or before any of the applicable maturity dates. The Company has no other maturities of mortgage debt over the next 12 months.

4.	Investments in Unconsolidated Affiliated Real Estate Entities

The entities listed below are or were partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in the unconsolidated affiliated real estate entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	March 31, 2020	December 31, 2019
RP Maximus Cove, L.L.C. (the "Cove Joint Venture")	January 31, 2017	22.50%	$-	$13,846,410
40 East End Ave. Pref Member LLC ( “40 East End Ave. Joint Venture”)	March 31, 2017	33.30%	12,316,780	12,551,394

Total investments in unconsolidated affiliated real estate entities			$12,316,780	$26,397,804

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

The Company paid approximately $20.0 million for a 22.5% membership interest in the Cove Joint Venture. The Company’s ownership interest in the Cove Joint Venture was a non-managing interest. The Company determined that the Cove Joint Venture was a variable interest entity but the Company was not the primary beneficiary. The Company accounted for its ownership interest in the Cove Joint Venture in accordance with the equity method of accounting because it exerted significant influence over but did not control the Cove Joint Venture. All capital contributions and distributions of earnings from the Cove Joint Venture were made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Cove Joint Venture are made to the members pursuant to the terms of the Cove Joint Venture’s operating agreement. An affiliate of Maximus is the asset manager of the Cove and receives certain fees as defined in the Property Management Agreement for the management of the Cove. The Company commenced recording its allocated portion of profit/loss and cash distributions beginning as of January 31, 2017 with respect to its 22.5% membership interest in the Cove Joint Venture.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

Subsequent to the Company’s acquisition of its 22.5% membership interest in the Cove Joint Venture, it made an aggregate of $2.6 million of additional capital contributions and received aggregate distributions of $0.9 million. All of these additional capital contributions were made and distributions received in periods prior to 2020.

On December 17, 2019, REIT IV Cove LLC, REIT III Cove LLC, LSG Cove LLC (collectively, the “Redeemers”), Maximus and the Cove Joint Venture entered into a redemption agreement (the “Redemption Agreement”), pursuant to which the Cove Joint Venture would redeem the membership interests of the Redeemers for an aggregate redemption price of approximately $87.6 million.

On February 12, 2020, the Cove Joint Venture completed the redemption of the Redeemers’ membership interests in the Cove Joint Venture pursuant to the terms of the Redemption Agreement for an aggregate redemption price of approximately $87.6 million. In connection, with the redemption of its 22.5% membership interest in the Cove Joint Venture, the Company received proceeds of approximately $21.9 million which resulted in a gain on the disposition of investment in unconsolidated affiliated real estate entity of approximately $8.2 million, which is included on the consolidated statements of operations for the three months ended March 31, 2020. As a result of the redemption of its 22.5% membership interest in the Cove Joint Venture, the Company no longer has an ownership interest in the Cove Joint Venture.

The Cove Joint Venture Financial Information

The Company’s carrying value of its interest in the Cove Joint Venture differed from its share of member’s equity reported in the condensed balance sheet of the Cove Joint Venture because the Company’s basis of its investment was in excess of the historical net book value of the Cove Joint Venture. The Company’s additional basis was allocated to depreciable assets was recognized on a straight-line basis over the lives of the appropriate assets.

The following table represents the condensed income statements for the Cove Joint Venture:

(amounts in thousands)	For the Period January 1 through February 12, 2020	For the Three Months Ended March 31, 2019
Revenue	$1,375	$3,693
Property operating expenses	430	1,240
General and administrative costs	13	42
Depreciation and amortization	960	2,837
Operating loss	(28)	(426)
Interest expense and other, net	(652)	(2,934)
Net loss	$(680)	$(3,360)
Company's share of net loss (22.50%)	$(153)	$(756)
Additional depreciation and amortization expense (1)	(5)	(10)
Company's loss from investment	$(158)	$(766)

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

The following table represents the condensed balance sheet for the Cove Joint Venture:

As of
(amounts in thousands)	December 31, 2019
Real estate, at cost (net)	$138,045
Cash and restricted cash	1,491
Other assets	1,141

Total assets	$140,677

Mortgage payable, net	$178,353
Other liabilities	1,339
Members' deficit (1)	(39,015)

Total liabilities and members' deficit	$140,677

(1)	The adjustment to depreciation and amortization expense relates to the difference between the Company’s basis in the Cove Joint Venture and the amount of the underlying equity in net assets of the Cove Joint Venture.

40 East End Ave. Joint Venture

On March 31, 2017, the Company entered into a joint venture agreement (the “40 East End Ave. Transaction”) with SAYT Master Holdco LLC, an entity majority-owned and controlled by David Lichtenstein, who also majority owns and controls the Company’s Sponsor, and a related party, (the “40 East End Seller”), providing for the Company to acquire approximately 33.3% of the 40 East End Seller’s approximate 100% membership interest in the 40 East End Ave. Joint Venture for aggregate consideration of approximately $10.3 million.

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

The 40 East End Ave. Joint Venture, through affiliates, is developing the 40 East End Avenue Project, a substantially completed luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final TCO in March 2020.

On March 21, 2017, the 40 East End Ave. Joint Venture obtained financing from a financial institution of up to $85.3 million (the “40 East End Ave. Mortgage”) for the land acquisition and construction of the 40 East End Ave. Project. On December 19, 2019, the 40 East End Ave. Joint Venture entered into a loan (the “Condo Loan”) with a financial institution of up to $95.2 million, of which approximately $90.2 million was funded at closing and the remaining availability of $5.0 million will be advanced upon satisfaction of certain conditions, including obtaining final TCO for the 40 East End Ave. Project, which was obtained in March 2020. The Condo Loan matures in two years and bears interest at Libor plus 2.45%, which is payable monthly, and principal payments are required to be made from condominium sales proceeds. If principal paydowns from condominium sales proceeds do not reduce the outstanding principal balance of the Condo Loan to at least $81.0 million and $73.0 million as of December 19, 2020 and June 19, 2021, respectively, then the 40 East End Ave. Joint Venture will be required to make balloon payments in the amounts necessary to reach these thresholds. At closing, the 40 East End Ave. Joint Venture used a portion of the proceeds from the Condo Loan to (i) fully repay the then outstanding principal balance of $80.3 million plus accrued and unpaid interest of $0.2 million for the 40 East End Ave. Mortgage and (ii) redeem $9.5 million of Lightstone I’s Preferred Contributions.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

In connection with the refinancing, the 40 East End Ave. Joint Venture recognized a loss on the early extinguishment of debt of approximately $0.8 million during the fourth quarter of 2019, of which the Company’s proportionate share was approximately $0.3 million.

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

On December 26, 2019, the 40 East End Ave. Joint Venture redeemed an additional $3.5 million of Lightstone I’s Preferred Contributions. As a result, Lightstone I’s remaining outstanding Preferred Contributions were $17.0 million as of December 31, 2019. Subsequently, an additional $11.0 million of Lightstone I’s Preferred Contributions were redeemed on February 13, 2020 reducing Lightstone I’s Preferred Contributions to $6.0 million as of March 31, 2020.

Subsequent to the Company’s acquisition through March 31, 2020, it has made an aggregate of $4.6 million of additional capital contributions to the 40 East End Ave. Joint Venture.

The 40 East End Ave. Joint Venture Financial Information

The following table represents the condensed income statements for the 40 East End Ave. Joint Venture:

(amounts in thousands)	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019
Revenues	$12,902	$-

Cost of goods sold	11,581	-
Other expenses	703	393
Depreciation and amortization	-	320

Operating income/(loss)	618	(713)

Interest expense and other, net	(1,322)	-
Net loss	$(704)	$(713)
Company's share of net loss (33.3%)	$(234)	$(238)

The following table represents the condensed balance sheets for the 40 East End Ave. Joint Venture:

	As of	As of
(amounts in thousands)	March 31, 2020	December 31, 2019
Real estate inventory	$129,230	$139,170
Cash and restricted cash	5,966	7,739
Other assets	192	637

Total assets	$135,388	$147,546

Mortgage payable, net	89,235	89,102
Other liabilities	1,817	2,404
Members' capital	44,336	56,040

Total liabilities and members' capital	$135,388	$147,546

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

During 2019, the Company acquired unsecured corporate bonds that are publicly traded on the Tel Aviv Stock Exchange (the “Israeli Bonds”) and are denominated in ILS. The fair value of the Israeli Bonds was translated using period-end exchange rates. Gains and losses resulting from the changes in exchange rates and market prices from period to period were reported as a component of  accumulated other comprehensive income.  As of December 31, 2019, the Company did not recognize any impairment charges. During the three months ended March 31, 2020, the Company sold all of the Israeli Bonds and recognized a gain on the sale of marketable securities of $0.3 million.

The fair value of the Company’s investments in debt securities were measured using quoted prices in markets that were not active. As of December 31, 2019, all of the Company’s debt securities were classified as Level 2 assets and there were no transfers between the level classifications during the year ended December 31, 2019.

6. Stockholders’ Equity

Earnings per Share

The Company had no potentially dilutive securities outstanding during the periods presented. Accordingly, earnings per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the applicable period.

Share Repurchase Program

The Company’s share repurchase program may provide its stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From the Company’s date of inception through December 31, 2019, it repurchased 395,941 shares of common stock pursuant to its share repurchase program at an average price of $9.48 per share. For the three months ended March 31, 2020, the Company repurchased 57,800 shares of common stock pursuant to its share repurchase program at an average price of $9.53 per share.

On March 25, 2020, the Board of Directors amended the share repurchase program to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately.

Distributions

On January 15, 2020, February 15, 2020 and March 15, 2020, the Company paid distributions to its stockholders for the months ended December 31, 2019, January 31, 2020 and February 29, 2020, respectively, totaling $0.9 million. On April 29, 2020, the Company paid a distribution to its stockholders for the month ended March 31, 2020 totaling $0.3 million. These distributions were all paid in cash.

On March 25, 2020, the Board of Directors determined to suspend regular monthly distributions for months ending after March 2020.

Future distributions, if any, declared will be at the discretion of the Company’s Board of Directors based on their analysis of the Company’s performance over the previous periods and expectations of performance for future periods. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, operating and interest expenses and the Company’s ability to refinance near-term debt. In addition, the Company currently intends to continue to comply with the REIT distribution requirement that it annually distribute no less than 90% of its taxable income. The Company cannot assure that any future distributions will be made or that it will maintain any particular level of distributions that it has previously established or may establish.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

7. Related Party Transaction and Other Arrangements

The Company has agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
Asset management fees (general and administrative costs)	$77,313	$163,349

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

As of both March 31, 2020 and December 31, 2019, an aggregate of approximately $12.6 million of principal advances have been funded, which along with the related accrued interest of $679,208 and $632,725, respectively, are classified as Subordinated Advances – Related Party, a liability on the consolidated balance sheets. During the three months ended March 31, 2020 and 2019, the Company accrued $46,483 and $46,098, respectively of interest on the principal advances.

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

Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and market conditions, competition, tenant or joint venture partner(s) bankruptcies, our lack of operating history, the availability of cash flows from operations to pay distributions, changes in governmental, tax, real estate and zoning laws and regulations, failure to increase tenant occupancy and operating income, rejection of leases by tenants in bankruptcy, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases, the financial stability of various tenants and industries, the failure of the Company to make additional investments in real estate properties, the failure to upgrade our tenant mix, restrictions in current financing arrangements, the failure to fully recover tenant obligations for common area maintenance, insurance, taxes and other property expenses, the failure of the Company to continue to qualify as a real estate investment trust (“REIT”), the failure to refinance debt at favorable terms and conditions, an increase in impairment charges, loss of key personnel, failure to achieve earnings/funds from operations targets or estimates, conflicts of interest with the Advisor and the Sponsor and their affiliates, failure of joint venture relationships, significant costs related to environmental issues and uncertainties regarding the impact of the current COVID-19 pandemic, and restrictions intended to prevent its spread on our business and the economy generally, as well as other risks listed from time to time in this Form 10-Q, our Form 10-K and in the Company’s other reports filed with the SEC.

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

We currently have one operating segment. As of March 31, 2020, we wholly owned and consolidated the operating results of one development project, the Williamsburg Moxy Hotel and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

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

COVID-19 Pandemic

The global impact of the COVID-19 pandemic has been rapidly evolving and, as cases of the illness caused by the virus have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines and restrictions on travel. In addition, all the states where we operate properties and have development projects have reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate and/or restrictions on types of construction projects that may continue. Many states have recently announced guidelines to reduce certain of these restrictions.

Because our Williamsburg Moxy Hotel development project is in its pre-development stage, the COVID-19 pandemic has not currently affected our associated pre-development activities.  Our other investment is our approximately 33.3% membership interest in the 40 East End Ave. Joint Venture, which is developing a substantially completed luxury residential condominium project (the “40 East End Avenue Project”) located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final temporary certificates of occupancy, or TCO, in March 2020.

The extent to which our business may be affected by the current COVID-19 pandemic will largely depend on both current and future developments, including its duration, spread and treatment, and related travel advisories and restrictions, all of which are highly uncertain and cannot be reasonably predicted.

If our Williamsburg Moxy Hotel development project and/or investment in the 40 East End Ave. Joint Venture are negatively impacted for an extended period because development activities and/or sales of condominium units are delayed, our business and financial results could be materially and adversely impacted.

We are not currently aware of any other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our operations, other than those referred to above or throughout this Form 10-Q. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period.

Operating Portfolio Summary –

On July 17, 2019 we acquired four adjacent parcels of land located at 353-361 Bedford Avenue in Brooklyn, New York on which we intend to develop and construct the Williamsburg Moxy Hotel, a 210-room branded hotel. As of March 31, 2020, the Williamsburg Moxy Hotel, which we wholly own and consolidate, was under development.

As of March 31, 2020, we held an unconsolidated approximate 33.3% membership interest in the 40 East End Ave. Joint Venture, an affiliated real estate entity which owns the 40 East End Project, a substantially complete luxury residential condominium project consisting of 29 units located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. We account for our unconsolidated membership interests in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2020 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

Through March 31, 2020, we have made the following real estate and real estate-related investments:

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

On February 12, 2020, we, LSG Cove LLC and Lightstone III subsequently redeemed our respective membership interests in the Cove Joint Venture for an aggregate redemption price of approximately $87.6 million. In connection, with the redemption of our 22.5% membership interest in the Cove Joint Venture, we received proceeds of approximately $21.9 million which resulted in the recognition of a gain on the disposition of unconsolidated affiliated real estate entity of $8.2 million during the first quarter of 2020. As a result of the redemption of our 22.5% membership interest in the Cove Joint Venture, we no longer have an ownership interest in the Cove Joint Venture.

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

The 40 East End Ave. Joint Venture, through affiliates, is developing the 40 East End Avenue Project, a substantially completed luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final TCO in March 2020.

We account for our approximate 33.3% membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

Williamsburg Moxy Hotel

On July 17, 2019, we acquired four adjacent parcels of land located at 353-361 Bedford Avenue in Brooklyn, New York (collectively, the “Williamsburg Land”) on which we intend to develop and construct a 210-room branded hotel (the “Williamsburg Moxy Hotel”). As of March 31, 2020, the Williamsburg Moxy Hotel was under development.

Additionally, during 2019, we acquired corporate bonds that are publicly traded on the Tel Aviv Stock Exchange (the “Israeli Bonds”) and denominated in New Israeli Shekel (“ILS”) that we subsequently sold during the three months ended March 31, 2020.

The operating results of our investments are reflected in our consolidated statements of operations commencing from their respective dates of acquisition through their respective dates of disposition.

Investment income

Our investment income was approximately $0.1 million and $1.1 million for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020, our investment income consisted solely of interest income on our cash and cash equivalents and the Israeli Bonds. Our investment income during the three months ended March 31, 2019 primarily consisted of preferred distributions related to our 105-109 W. 28th Street Preferred Investment and also included interest income on our cash and cash equivalents and the Israeli Bonds.

Gain from disposition of investment in unconsolidated affiliated real estate entity

On February 12, 2020, we completed the disposition of an unconsolidated 22.5% membership interest in the Cove Joint Venture which resulted in the recognition of a gain on the disposition of unconsolidated affiliated real estate entity of $8.2 million during the first quarter of 2020.

Gain on sale of marketable securities

During the three months ended March 31, 2020, the Company sold all of its Israeli Bonds and recognized a gain on the sale of marketable securities of $0.3 million.

Loss from investment in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities during the three months ended March 31, 2020 was $0.4 million compared to $1.0 million for the same period in 2019. Our loss from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the 40 East End Ave. Joint Venture and the Cove Joint Venture through the date of redemption of our membership interest on February 12, 2020. We account for our ownership in the Cove Joint Venture and the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

General and administrative expenses

General and administrative expenses during the three months ended March 31, 2020 was $0.2 million compared to $0.3 million for the same period in 2019.

Foreign currency transaction loss

We maintained funds in a bank account that is denominated in ILS and are re-measured into U.S. Dollars at the current exchange rate at the end of each reporting period. As of December 31, 2019, we maintained approximately 4,455 ILS in a bank account, which was re-measured to $1,291, and is included in cash and cash equivalents on our consolidated balance sheet. As of March 31, 2020 we had no ILS in the bank account. For the three months ended March 31, 2020 and 2019, our foreign currency transaction loss was $47,648 and $26,848, respectively.

Interest expense

Interest expense, which is attributable to the outstanding principal advances of $12.6 million included in Subordinated Advances – Related Party, was $46,483 and $46,098 for the three months ended March 31, 2020 and 2019, respectively. Additionally, during the three months ended March 31, 2020, $0.3 million of interest was capitalized to construction in progress for our Williamsburg Moxy Hotel development project.

Financial Condition, Liquidity and Capital Resources

For the three months ended March 31, 2020 our primary source of funds were proceeds received in connection with the redemption of our membership interest in the Cove Joint Venture of $21.9 million and proceeds from the disposition of marketable securities (Israeli Bonds) of $4.1 million. As of March 31, 2020, we had cash and cash equivalents of $36.2 million.

We currently believe that our current available cash on hand will be sufficient to satisfy our expected cash requirements (primarily consisting of our anticipated operating expenses, scheduled debt service, capital contributions and distributions to our shareholders, if any, required to maintain our qualification as a REIT, and our pre-development activities and certain construction costs associated with the Williamsburg Moxy Hotel) for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months. However, we ultimately expect to obtain financing to fund a substantial portion of our construction costs for the Williamsburg Moxy Hotel. However, there can be no assurance we will be successful in obtaining construction financing at favorable terms, if at all.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
Asset management fees (general and administrative costs)	$77,313	$163,349

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

Summary of Cash Flows

The following summary discussion of our cash flows is based on the statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019
Cash flows (used in)/provided by operating activities	$(23,573)	$675,367
Cash flows provided by investing activities	23,784,711	25,054,010
Cash flows used in financing activities	(1,404,718)	(1,988,482)
Effect of exchange rate changes on cash and cash equivalents	(47,648)	(26,848)
Net change in cash, cash equivalents and restricted cash	22,308,772	23,714,047
Cash, cash equivalents and restricted cash, beginning of the year	14,263,182	4,350,896
Cash, cash equivalents and restricted cash, end of the period	$36,571,954	$28,064,943

Our principal source of cash flow has been derived from the disposition of our membership interest in the Cove Joint Venture and the disposition of our Israeli Bonds. We believe our cash available on hand, will provide us with sufficient resources to fund our operating expenses, expected debt service, capital contributions and distributions, if any, required to maintain our qualification as a REIT.

Operating activities

The cash used in operating activities of $24 during the three months ended March 31, 2020 consisted of our net income of $7.9 million and net changes in operating assets and liabilities of $0.2 million offset by a gain of $8.2 million on the disposition of our membership interest in the Cove Joint Venture.

Investing activities

The cash provided by investing activities of $23.8 million during the 2020 period consisted of proceeds received in connection with the redemption of our membership interest in the Cove Joint Venture of $21.9 million and proceeds from the disposition of marketable securities of $4.1 million offset by acquisition and other development costs of $2.2 million attributable to the Williamsburg Moxy Hotel.

Financing activities

The cash used in financing activities of $1.4 million during the 2020 period consists of distributions of $0.9 million to our common stockholders and redemptions and cancellation of shares of our common stock of $0.6 million.

Williamsburg Moxy Hotel

On July 17, 2019, we, through a subsidiary, acquired the Williamsburg Land, from unaffiliated third parties, for an aggregate purchase price of approximately $30.4 million, excluding closing and other acquisition related costs, on which we intend to develop and construct the Williamsburg Moxy Hotel. The acquisition was funded with cash on hand ($14.4 million) and proceeds from a mortgage loan ($16.0 million). As of March 31, 2020, the Williamsburg Moxy Hotel was in pre-development and not under construction.

In connection with the closing of the acquisition of the Williamsburg Land, we simultaneously entered into a mortgage loan collateralized by the Williamsburg Land (the “Williamsburg Mortgage”) for $16.0 million. The Williamsburg Mortgage has a term of one year, with two, six-month extension options, bears interest at 4.50% and requires monthly interest-only payments of $60,000 per month through its maturity with the entire unpaid balance due upon maturity. Assuming we exercise the first of the two extension options, our interest payments will aggregate approximately $0.5 million for the remainder of 2020.

The Williamsburg Mortgage (outstanding principal balance of $16.0 million as of March 31, 2020) initially matures in July 2020 but has two, six-month extension options, which we can exercise by providing the lender with notice of our intent to extend. We currently plan to exercise the extension options unless we obtain construction financing prior to the any of the applicable maturity dates. We have no other maturities of mortgage debt over the next 12 months.

As of March 31, 2020, we incurred and capitalized to construction in progress an aggregate of $36.6 million consisting of acquisition and other development costs attributable to the Williamsburg Moxy Hotel.

40 East End Ave. Joint Venture

On March 31, 2017, we entered into a joint venture agreement (the “40 East End Ave. Transaction”) with SAYT Master Holdco LLC, an entity majority-owned and controlled by David Lichtenstein, who also majority owns and controls our Sponsor, and a related party, (the “40 East End Seller”), providing for us to acquire approximately 33.3% of the 40 East End Seller’s approximate 100% membership interest in the 40 East End Ave. Joint Venture for aggregate consideration of approximately $10.3 million.

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

The 40 East End Ave. Joint Venture, through affiliates, is developing the 40 East End Avenue Project, as substantially completed luxury residential 29-unit condominium project containing 29 units located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Project obtained its final TCO in March 2020.

On March 21, 2017, the 40 East End Ave. Joint Venture obtained financing from a financial institution of up to $85.3 million (the “Mortgage Payable”) for the land acquisition and construction of the 40 East End Ave. Project. On December 19, 2019, the 40 East End Ave. Joint Venture entered into a loan of approximately $95.2 million (the “Condo Loan”), of which approximately $90.2 million was funded at closing and the remaining availability of $5.0 million will be advanced upon satisfaction of certain conditions, including obtaining final TCO for the 40 East End Ave. Project, which was obtained in March 2020. The Condo Loan matures in two years and bears interest at LIBOR plus 2.45%, which is payable monthly, and principal payments are required to be made from condominium sales proceeds. If principal paydowns from condominium sales proceeds do not reduce the outstanding principal balance of the Condo Loan to at least $81.0 million and $73.0 million as of December 19, 2020 and June 19, 2021, respectively, then the 40 East End Ave. Joint Venture will be required to make balloon payments in the amounts necessary to reach these thresholds. At closing, the 40 East End Ave. Joint Venture used a portion of the proceeds from the Condo Loan to (i) fully repay the then outstanding principal balance of $80.3 million plus accrued and unpaid interest of $0.2 million for the Mortgage Payable and (ii) redeem $9.5 million of Lightstone I’s Preferred Contributions.

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

On December 26, 2019, the 40 East End Ave. Joint Venture redeemed an additional $3.5 million of Lightstone I’s Preferred Contributions. As a result, Lightstone I’s remaining outstanding Preferred Contributions were $17.0 million as of December 31, 2019. Subsequently, an additional $11.0 million of Lightstone I’s Preferred Contributions were redeemed on February 13, 2020 reducing Lightstone I’s Preferred Contributions to $6.0 million as of March 31, 2020.

Subsequent to our acquisition through March 31, 2020, we have made an aggregate of $4.6 million of additional capital contributions to the 40 East End Ave. Joint Venture.

As of March 31, 2020, construction of the 40 East End Ave. Project was substantially complete. We do not currently expect to make any additional contributions to the 40 East End Ave. Joint Venture over the next 12 months. Additionally, we do not expect to receive any distributions from the 40 East End Ave. Joint Venture over the next 12 months as proceeds from the sales of condominium units must first be used to pay-down the Condo Loan and thereafter to redeem Lightstone I’s remaining Preferred Contributions.

Distributions

On January 15, 2020, February 15, 2020 and March 15, 2020, we paid distributions to our stockholders for the months ended December 31, 2019, January 31, 2020 and February 29, 2020, respectively, totaling $0.9 million. On April 29, 2020, we paid a distribution to our stockholders for the month ended March 31, 2020 totaling $0.3 million. These distributions were all paid in cash.

On March 25, 2020, the Board of Directors determined to suspend regular monthly distributions for months ending after March 2020.

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

Share Repurchase Program

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our date of inception through December 31, 2019, we repurchased 395,941 shares of common stock pursuant to our share repurchase program at an average price of $9.48 per share. For the three months ended March 31, 2020, we repurchased 57,800 shares of common stock pursuant to our share repurchase program at an average price of $9.53 per share. .

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

The below table illustrates the items deducted in the calculation of FFO and MFFO.

	For the Three Months Ended March 31,
	2020	2019
Net income/(loss)	$7,850,228	$(300,916)
FFO adjustments:
Gain from disposition of investment in unconsolidated affiliated real estate entity	(8,180,509)	-
Adjustments to equity earnings from unconsolidated affiliated real estate entities	220,520	755,052
FFO	(109,761)	454,136
MFFO adjustments:

Amortization of discount on debt securities	(30,196)	(2,408)
Foreign currency transaction loss	47,648	26,848
Gain on sale of marketable securities	(264,589)	-
Adjustments to equity earnings from unconsolidated affiliated real estate entities (loss on debt extinguishment)(1)	-	-
MFFO	(356,898)	478,576
Straight-line rent(2)	-	-
MFFO - IPA recommended format	$(356,898)	$478,576

Net income/(loss)	$7,850,228	$(300,916)
Net income/(loss) per common share, basic and diluted	$0.92	$(0.03)

FFO	$(109,761)	$454,136
FFO per common share, basic and diluted	$(0.01)	$0.05

MFFO - IPA recommended format	$(356,898)	$478,576

Weighted average number of common shares outstanding, basic and diluted	8,556,479	8,640,912

(1)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.

(2)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative FFO and distributions declared:

For the period September 9, 2014
(date of inception) through
March 31, 2020
FFO	$6,071,177
Distributions declared	$22,291,378

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

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Real Estate Income Trust Inc. on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 15, 2020, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Date: May 15, 2020	By:	/s/David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2020	By:	/s/Seth Molod
Seth Molod
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)