Form 10-Q
period 2020-06-30
Lightstone Real Estate Income Trust Inc.
filed 2020-08-07
CIK 1619312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes  ☐  No ☒

As of August 3, 2020, there were 8.5 million outstanding shares of common stock of Lightstone Real Estate Income Trust Inc.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
Assets

Construction in progress	$37,374,276	$34,217,619
Investments in unconsolidated affiliated real estate entities	11,794,773	26,397,804
Cash and cash equivalents	35,008,159	13,730,832
Marketable securities, available for sale	-	4,161,781
Restricted cash and other assets	243,997	612,275

Total Assets	$84,421,205	$79,120,311

Liabilities and Stockholders' Equity

Mortgage payable, net	$15,914,060	$15,656,241
Accounts payable and other accrued expenses	500,082	536,668
Distributions payable	-	285,841
Subordinated advances - related party	13,357,704	13,264,738

Total Liabilities	29,771,846	29,743,488

Commitments and Contingencies

Stockholders' Equity:

Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 8.5 million and 8.6 million shares issued and outstanding, respectively	85,374	85,952
Additional paid-in-capital	71,665,213	72,215,685
Accumulated other comprehensive income	-	400,089
Accumulated deficit	(17,101,228)	(23,324,903)

Total Stockholders' Equity	54,649,359	49,376,823

Total Liabilities and Stockholders' Equity	$84,421,205	$79,120,311

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Income:
Investment income	$17,686	$578,402	$135,850	$1,655,161
Gain from disposition of investment in unconsolidated affiliated real estate entity	-	-	8,180,509	-
Gain on sale of marketable securities	-	-	264,589	-
Loss from investments in unconsolidated affiliated real estate entities	(522,007)	(1,224,822)	(914,294)	(2,228,531)

Total (loss)/income	(504,321)	(646,420)	7,666,654	(573,370)

Expenses:
General and administrative costs	224,007	295,324	450,623	596,346
Interest expense	46,483	46,611	92,966	92,709
Foreign currency transaction loss	-	17,117	47,648	43,965

Total expenses	270,490	359,052	591,237	733,020

Net (loss)/income	$(774,811)	$(1,005,472)	$7,075,417	$(1,306,390)

Net (loss)/income per common share, basic and diluted	$(0.09)	$(0.12)	$0.83	$(0.15)

Weighted average number of common shares outstanding, basic and diluted	8,537,424	8,624,242	8,546,952	8,632,531

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss)/income	$(774,811)	$(1,005,472)	$7,075,417	$(1,306,390)

Other comprehensive income/(loss):
Holding gain/(loss) on marketable securities, available for sale	-	46,812	(135,500)	73,738
Reclassification adjustment for gain included in net (loss)/income	-	-	(264,589)	-

Other comprehensive income/(loss)	-	46,812	(400,089)	73,738

Comprehensive (loss)/income	$(774,811)	$(958,660)	$6,675,328	$(1,232,652)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

				Accumulated
			Additional	Other
	Common		Paid-In	Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income	Deficit	Equity
BALANCE, March 31, 2019	8,635,242	$86,353	$72,611,615	$26,926	$(16,653,633)	$56,071,261

Net loss	-	-	-	-	(1,005,472)	(1,005,472)
Distributions declared (a)	-	-	-	-	(1,715,478)	(1,715,478)
Redemption and cancellation of shares	(14,300)	(143)	(142,857)	-	-	(143,000)
Other comprehensive income	-	-	-	46,812	-	46,812

BALANCE, June 30, 2019	8,620,942	$86,210	$72,468,758	$73,738	$(19,374,583)	$53,254,123

(a) Dividends per share were $0.20.

				Accumulated
			Additional	Other
	Common		Paid-In	Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income	Deficit	Equity
BALANCE, December 31, 2018	8,665,262	$86,653	$72,898,310	$-	$(14,653,270)	$58,331,693

Net loss	-	-	-		(1,306,390)	(1,306,390)
Distributions declared (a)	-	-	-	-	(3,414,923)	(3,414,923)
Redemption and cancellation of shares	(44,320)	(443)	(429,552)	-	-	(429,995)
Other comprehensive income	-	-	-	73,738	-	73,738

BALANCE, June 30, 2019	8,620,942	$86,210	$72,468,758	$73,738	$(19,374,583)	$53,254,123

(a) Dividends per share were $0.40.

				Accumulated
			Additional	Other
	Common		Paid-In	Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income	Deficit	Equity
BALANCE, March 31, 2020	8,537,424	$85,374	$71,665,213	$-	$(16,326,417)	$55,424,170

Net loss	-	-	-	-	(774,811)	(774,811)

BALANCE, June 30, 2020	8,537,424	$85,374	$71,665,213	$-	$(17,101,228)	$54,649,359

				Accumulated
			Additional	Other
	Common		Paid-In	Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income	Deficit	Equity
BALANCE, December 31, 2019	8,595,224	$85,952	$72,215,685	$400,089	$(23,324,903)	$49,376,823

Net income	-	-	-	-	7,075,417	7,075,417
Distributions declared (a)	-	-	-	-	(851,742)	(851,742)
Redemption and cancellation of shares	(57,800)	(578)	(550,472)	-	-	(551,050)
Other comprehensive loss	-	-	-	(400,089)	-	(400,089)

BALANCE, June 30, 2020	8,537,424	$85,374	$71,665,213	$-	$(17,101,228)	$54,649,359

(a) Dividends per share were $0.10.

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$7,075,417	$(1,306,390)
Adjustments to reconcile net income/(loss) to cash
(used in)/provided by operating activities:
Loss from investments in unconsolidated affiliated real estate entities	914,294	2,228,531
Gain from disposition of investment in unconsolidated affiliated real estate entity	(8,180,509)	-
Gain on sale of marketable securities	(264,589)	-
Amortization of discount on debt securities	(30,196)	(77,827)
Foreign currency transaction loss	47,648	43,965
Changes in assets and liabilities:
Increase in other assets	(85,126)	(86,224)
Increase/(decrease) in accounts payable and other accrued expenses	81,629	(48,562)
Increase in accrued interest on subordinated advances - related party	92,966	92,708
Decrease/(increase) in due to related parties	(5,762)	62,529

Cash (used in)/provided by operating activities	(354,228)	908,730

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(3,017,054)	-
Purchase of marketable securities	-	(4,656,031)
Proceeds from sale of marketable securities	4,141,195	-
Proceeds from disposition of investment in unconsolidated affiliated real estate entity	21,869,246	-
Proceeds from preferred investment in related party	-	26,500,000
Investments in unconsolidated affiliated real estate entities	-	(791,922)

Cash provided by investing activities	22,993,387	21,052,047

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption and cancellation of common stock	(551,050)	(429,995)
Distributions paid to Company's common stockholders	(1,137,582)	(3,436,787)

Cash used in financing activities	(1,688,632)	(3,866,782)

Effect of exchange rate changes on cash and cash equivalents	(47,648)	(43,965)

Net change in cash, cash equivalents and restricted cash	20,902,879	18,050,030
Cash, cash equivalents and restricted cash, beginning of year	14,263,182	4,350,896
Cash, cash equivalents and restricted cash, end of period	$35,166,061	$22,400,926

Supplemental disclosure of cash flow information:
Distributions declared, but not paid	$-	$565,541
Holding gain/loss on marketable securities, available for sale	$-	$73,738
Non-cash purchase of investment property	$261,000	$-
Amortization of deferred financing costs included in construction in progress	$257,819	$-

The following is a summary of the Company’s cash, cash equivalents and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$35,008,159	$22,400,926
Restricted cash	157,902	-
Total cash, cash equivalents and restricted cash	$35,166,061	$22,400,926

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

The Company currently has one operating segment. As of June 30, 2020, it wholly owned and consolidated the operating results of one development project, the Williamsburg Moxy Hotel and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). The Company accounts for its unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

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

2.	Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the periods presented. The accompanying unaudited consolidated financial statements of the Lightstone Income Trust and Subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
(unaudited)

The consolidated financial statements have been prepared in accordance with GAAP. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of real estate debt investments and securities, the valuation of the investment in related party and income recognition. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

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

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash and other assets, mortgage payable, accounts payable and other accrued expenses and due to/from related parties approximate their fair values because of the short maturity of these instruments.

COVID-19 Pandemic

During the second quarter of 2020, the COVID-19 pandemic continued to evolve on both a global and national level. With respect to the Unites States, many states have begun a phased approach as to the reopening of businesses and venues which have been subject to various restrictions and other measures, including mandatory closures, quarantines, limitations on travel, “shelter in place” rules and other measures. While certain states have begun to reduce and/or lift restrictions, the situation remains both dynamic and unpredictable.

To-date, the COVID-19 pandemic has not had any significant impact on the Company’s Williamsburg Moxy Hotel development project because only limited construction activities have thus far commenced. The Company’s other investment is its approximately 33.3% membership interest in the 40 East End Ave. Joint Venture, which owns a substantially completed luxury residential condominium project (the “40 East End Avenue Project”) located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final temporary certificates of occupancy, or TCO, in March 2020. In light of the COVID-19 pandemic, the 40 East End Ave. Joint Venture has been proactively working with its lender to seek to obtain modification to certain key terms for its indebtedness, including forbearance of any required principal paydowns and an extension to the maturity date. However, there can be no assurance that the 40 East End Ave. Joint Venture will be successful in such endeavors. See Note 4 for additional information.

The extent to which the Company’s business may be affected by the current COVID-19 pandemic will largely depend on both current and future developments, including its duration, spread and treatment, and related travel restrictions and other measures, all of which are highly uncertain and cannot be reasonably predicted.

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

On July 17, 2019, the Company acquired four adjacent parcels of land located at 353-361 Bedford Avenue in Brooklyn, New York (collectively, the “Williamsburg Land”), from unaffiliated third parties, for an aggregate purchase price of approximately $30.4 million, excluding closing and other acquisition related costs, on which it intends to develop and construct a 210-room branded hotel (the “Williamsburg Moxy Hotel”). The Williamsburg Moxy Hotel is currently under development but no significant construction activities have yet commenced.

In connection with the acquisition of the Williamsburg Land, the Advisor earned an acquisition fee equal to 1.00% of the gross aggregate contractual purchase price, which was approximately $0.3 million.

As of June 30, 2020, the Company incurred and capitalized to construction in progress an aggregate of $37.4 million consisting of acquisition and other development costs attributable to the Williamsburg Moxy Hotel. During the three and six months ended June 30, 2020, the Company capitalized interest of approximately $0.3 million and $0.6 million, respectively, in connection with the development of the Williamsburg Moxy Hotel.

Williamsburg Mortgage

In connection with the closing of the acquisition of the Williamsburg Land, the Company simultaneously entered into a mortgage loan collateralized by the Williamsburg Land (the “Williamsburg Mortgage”) for $16.0 million. The Williamsburg Mortgage was initially scheduled to mature on August 9, 2020. However, because the Company has already exercised the first of two six-month extension options, the current maturity date is now February 9, 2021. The Williamsburg Mortgage bears interest at 4.50% and requires monthly interest-only payments of $60,000 through its maturity with the entire unpaid balance due upon maturity. As of June 30, 2020, the outstanding principal balance of the Williamsburg Mortgage was $16.0 million, which is presented, net of deferred financing fees of $0.1 million, on the consolidated balance sheet and is classified as Mortgage Payable, Net. The Company’s scheduled interest payments for the remainder of 2020 are $360,000.

The Company currently plans to exercise the remaining extension option, which it may do by providing the lender with advance notice of its intent to extend, unless it obtains construction financing on or before the current maturity date. The Company has no other maturities of mortgage debt over the next 12 months.

4.	Investments in Unconsolidated Affiliated Real Estate Entities

The entities listed below are or were partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in the unconsolidated affiliated real estate entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	June 30, 2020	December 31, 2019
RP Maximus Cove, L.L.C. (the "Cove Joint Venture")	January 31, 2017	22.50%	$-	$13,846,410
40 East End Ave. Pref Member LLC ( “40 East End Ave. Joint Venture”)	March 31, 2017	33.30%	11,794,773	12,551,394
Total investments in unconsolidated affiliated real estate entities			$11,794,773	$26,397,804

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

On February 12, 2020, the Cove Joint Venture completed the redemption of the Redeemers’ membership interests in the Cove Joint Venture pursuant to the terms of the Redemption Agreement for an aggregate redemption price of approximately $87.6 million. In connection, with the redemption of its 22.5% membership interest in the Cove Joint Venture, the Company received proceeds of approximately $21.9 million which resulted in a gain on the disposition of investment in unconsolidated affiliated real estate entity of approximately $8.2 million during the first quarter of 2020, which is included on the consolidated statements of operations for the six months ended June 30, 2020. As a result of the redemption of its 22.5% membership interest in the Cove Joint Venture on February 12, 2020, the Company no longer has an ownership interest in the Cove Joint Venture.

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

The following table represents the condensed income statements for the Cove Joint Venture:

(amounts in thousands)	For the Period January 1 through February 12, 2020	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Revenue	$1,375	$3,992	$7,685

Property operating expenses	430	1,237	2,477
General and administrative costs	13	24	66
Depreciation and amortization	960	2,899	5,736

Operating loss	(28)	(168)	(594)

Loss on debt extinguishment	-	(1,526)	(1,526)
Interest expense and other, net	(652)	(2,517)	(5,451)
Net loss	$(680)	$(4,211)	$(7,571)
Company's share of net loss (22.50%)	$(153)	$(947)	$(1,703)
Additional depreciation and amortization expense (1)	(5)	(10)	(20)
Company's loss from investment	$(158)	$(957)	$(1,723)

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

The 40 East End Ave. Joint Venture, through affiliates, owns the 40 East End Avenue Project, a substantially completed luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final TCO in March 2020.

On March 21, 2017, the 40 East End Ave. Joint Venture obtained financing from a financial institution of up to $85.3 million (the “40 East End Ave. Mortgage”) for the land acquisition and construction of the 40 East End Ave. Project. On December 19, 2019, the 40 East End Ave. Joint Venture entered into a loan (the “Condo Loan”) with a financial institution of up to $95.2 million, of which approximately $90.2 million was initially funded at closing and the remaining $5.0 million was subsequently advanced in April 2020. The Condo Loan, which has an outstanding balance of $95.2 million as of June 30, 2020, matures in two years and bears interest at Libor plus 2.45%, which is payable monthly, and principal payments are required to be made from condominium sales proceeds. If principal paydowns from condominium sales proceeds do not reduce the outstanding principal balance of the Condo Loan to at least $81.0 million and $73.0 million as of December 19, 2020 and June 19, 2021, respectively, then the 40 East End Ave. Joint Venture will be required to make balloon payments in the amounts necessary to reach these thresholds. At closing, the 40 East End Ave. Joint Venture used a portion of the proceeds from the Condo Loan to (i) fully repay the then outstanding principal balance of $80.3 million plus accrued and unpaid interest of $0.2 million for the 40 East End Ave. Mortgage and (ii) redeem $9.5 million of Lightstone I’s Preferred Contributions.

Because of the potential impact of COVID-19 on condominium sales, the 40 East End Ave. Joint Venture is currently seeking forbearance from the lender with respect to any required balloon payments and an extension to the maturity date of the Condo Loan. However, there can be no assurance that the 40 East End Ave. Joint Venture will be successful in such endeavors.

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

On December 26, 2019, the 40 East End Ave. Joint Venture redeemed an additional $3.5 million of Lightstone I’s Preferred Contributions. As a result, Lightstone I’s remaining outstanding Preferred Contributions were $17.0 million as of December 31, 2019. Subsequently, an additional $11.0 million of Lightstone I’s Preferred Contributions were redeemed on February 13, 2020 reducing Lightstone I’s Preferred Contributions to $6.0 million as of June 30, 2020.

Subsequent to the Company’s acquisition through June 30, 2020, it has made an aggregate of $4.6 million of additional capital contributions to the 40 East End Ave. Joint Venture. All of these additional capital contributions were made in periods prior to 2020.

The 40 East End Ave. Joint Venture Financial Information

The following table represents the condensed income statements for the 40 East End Ave. Joint Venture:

(amounts in thousands)	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019
Revenues	$-	$-	$12,902	$-

Cost of goods sold		-	11,581	-
Other expenses	545	619	1,248	1,012
Depreciation and amortization	-	214	-	537
Operating (loss)/income	(545)	(833)	73	(1,549)
Interest expense and other, net	(1,023)	30	(2,345)	30
Net loss	$(1,568)	$(803)	$(2,272)	$(1,519)
Company's share of net loss (33.3%)	$(522)	$(268)	$(757)	$(505)

The following table represents the condensed balance sheets for the 40 East End Ave. Joint Venture:

	As of	As of
(amounts in thousands)	June 30, 2020	December 31, 2019
Real estate inventory	$129,747	$139,170
Cash and restricted cash	8,638	7,739
Other assets	665	637
Total assets	$139,050	$147,546

Mortgage payable, net	94,281	89,102
Other liabilities	2,001	2,404
Members' capital	42,768	56,040
Total liabilities and members' capital	$139,050	$147,546

5.	Marketable Securities and Fair Value Measurements

Marketable Securities

During 2019, the Company acquired unsecured corporate bonds that are publicly traded on the Tel Aviv Stock Exchange (the “Israeli Bonds”) and are denominated in new Israeli Shekels, or ILS. The fair value of the Israeli Bonds was translated using period-end exchange rates. Gains and losses resulting from the changes in exchange rates and market prices from period to period were reported as a component of accumulated other comprehensive income. As of December 31, 2019, the Company did not recognize any impairment charges. During the first quarter of 2020, the Company sold all of the Israeli Bonds and recognized a gain on the sale of marketable securities of $0.3 million. As a result, the Company currently does not have any remaining marketable securities.

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

Share Repurchase Program

The Company’s share repurchase program may provide its stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From the Company’s date of inception through December 31, 2019, it repurchased 395,941 shares of common stock pursuant to its share repurchase program at an average price of $9.48 per share. For the six months ended June 30, 2020, the Company repurchased 57,800 shares of common stock pursuant to its share repurchase program at an average price of $9.53 per share.

On March 25, 2020, the Board of Directors amended the share repurchase program to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately.

Distributions

On January 15, 2020, February 15, 2020, March 15, 2020 and April 29, 2020, the Company paid distributions to its stockholders for the months ended December 31, 2019, January 31, 2020, February 29, 2020 and March 31, 2020, respectively, totaling $1.1 million. These distributions were all paid in cash.

On March 25, 2020, the Board of Directors determined to suspend regular monthly distributions for months ending after March 2020.

Future distributions, if any, declared will be at the discretion of the Company’s Board of Directors based on their analysis of the Company’s performance over the previous periods and expectations of performance for future periods. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, operating and interest expenses and the Company’s ability to refinance near-term debt. In addition, the Company currently intends to continue to comply with REIT distribution requirements. The Company cannot assure that any future distributions will be made or that it will maintain any particular level of distributions that it has previously established or may establish.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(unaudited)

7.	Related Party Transaction and Other Arrangements

The Company has agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities. As of June 30, 2020 and December 31, 2019, the Advisor and its affiliated entities owe the Company $5,970 and $208, respectively, which is classified as restricted cash and other assets on the consolidated balance sheets.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Asset management fees (general and administrative costs)	$-	$170,854	$77,313	$334,203

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

As of both June 30, 2020 and December 31, 2019, an aggregate of approximately $12.6 million of principal advances have been funded, which along with the related accrued interest of $725,691 and $632,725, respectively, are classified as Subordinated Advances – Related Party, a liability on the consolidated balance sheets. During the three months ended June 30, 2020 and 2019, the Company accrued $46,483 and $46,611, respectively, of interest on the principal advances and during the six months ended June 30, 2020 and 2019, the Company accrued $92,966 and $92,709, respectively, of interest on the principal advances.

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

We currently have one operating segment. As of June 30, 2020, we wholly owned and consolidated the operating results of one development project, the Williamsburg Moxy Hotel and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

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

COVID-19 Pandemic

During the second quarter of 2020, the COVID-19 pandemic continued to evolve on both a global and national level. With respect to the Unites States, many states have begun a phased approach as to the reopening of businesses and venues which have been subject to various restrictions and other measures, including mandatory closures, quarantines, limitations on travel, “shelter in place” rules and other measures. While certain states have begun to reduce and/or lift restrictions, the situation remains both dynamic and unpredictable.

To-date, the COVID-19 pandemic has not had any significant impact on our Williamsburg Moxy Hotel development project because only limited construction activities have thus far commenced.  Our other investment is our approximately 33.3% membership interest in the 40 East End Ave. Joint Venture, which owns a substantially completed luxury residential condominium project (the “40 East End Avenue Project”) located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final temporary certificates of occupancy, or TCO, in March 2020. In light of the COVID-19 pandemic, the 40 East End Ave. Joint Venture has been proactively working with its lender to seek to obtain modification to certain key terms of its indebtedness, including forbearance of any required principal paydowns and an extension to the maturity date. However, there can be no assurance that the 40 East End Ave. Joint Venture will be successful in such endeavors. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

The extent to which our business may be affected by the current COVID-19 pandemic will largely depend on both current and future developments, including its duration, spread and treatment, and related travel restrictions and other measures, all of which are highly uncertain and cannot be reasonably predicted.

If our Williamsburg Moxy Hotel development project and/or investment in the 40 East End Ave. Joint Venture are negatively impacted for an extended period because development activities and/or sales of condominium units are delayed, our business and financial results could be materially and adversely impacted.

We are not currently aware of any other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our operations, other than those referred to above or throughout this Form 10-Q. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (‘‘GAAP’’) requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period.

Operating Portfolio Summary –

On July 17, 2019 we acquired four adjacent parcels of land located at 353-361 Bedford Avenue in Brooklyn, New York on which we intend to develop and construct the Williamsburg Moxy Hotel, a 210-room branded hotel. As of June 30, 2020, the Williamsburg Moxy Hotel, which we wholly own and consolidate, was under development.

As of June 30, 2020, we held an unconsolidated approximate 33.3% membership interest in the 40 East End Ave. Joint Venture, an affiliated real estate entity which owns the 40 East End Project, a substantially complete luxury residential condominium project consisting of 29 units located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. We account for our unconsolidated membership interests in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

Critical Accounting Policies and Estimates

There were no material changes during the six months ended June 30, 2020 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

Through June 30, 2020, we have made the following real estate and real estate-related investments:

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

We accounted for our 22.5% membership interest in the Cove Joint Venture in accordance with the equity method of accounting.

On February 12, 2020, we, LSG Cove LLC and Lightstone III subsequently redeemed our respective membership interests in the Cove Joint Venture for an aggregate redemption price of approximately $87.6 million. In connection, with the redemption of our 22.5% membership interest in the Cove Joint Venture, we received proceeds of approximately $21.9 million which resulted in the recognition of a gain on the disposition of unconsolidated affiliated real estate entity of $8.2 million during the first quarter of 2020. As a result of the redemption of our 22.5% membership interest in the Cove Joint Venture on February 12, 2020, we no longer have an ownership interest in the Cove Joint Venture.

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

Williamsburg Moxy Hotel

On July 17, 2019, we acquired four adjacent parcels of land located at 353-361 Bedford Avenue in Brooklyn, New York (collectively, the “Williamsburg Land”) on which we intend to develop and construct a 210-room branded hotel (the “Williamsburg Moxy Hotel”). The Williamsburg Moxy Hotel is currently under development but no significant construction activities have yet commenced.

Additionally, during 2019, we acquired corporate bonds that are publicly traded on the Tel Aviv Stock Exchange (the “Israeli Bonds”) and denominated in New Israeli Shekel (“ILS”) that we subsequently sold during the first quarter of 2020.

The operating results of our investments are reflected in our consolidated statements of operations commencing from their respective dates of acquisition through their respective dates of disposition.

For the Three Months Ended June 30, 2020 vs. June 30, 2019

Investment income

Our investment income was $17,686 and $0.6 million for the three months ended June 30, 2020 and 2019, respectively. During the three months ended June 30, 2020, our investment income consisted solely of interest income on our cash and cash equivalents. Our investment income during the three months ended June 30, 2019 primarily consisted of preferred distributions related to our 105-109 W. 28th Street Preferred Investment and also included interest income on our cash and cash equivalents and the Israeli Bonds.

Loss from investment in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities during the three months ended June 30, 2020 was $0.5 million compared to $1.2 million for the same period in 2019. For the three months ended June 30, 2020, our loss from investments in unconsolidated affiliated real estate entities is attributable to our ownership interest in the 40 East End Ave. Joint Venture. For the three months ended June 30, 2019 our loss from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the 40 East End Ave. Joint Venture and the Cove Joint Venture. We account for our investments in unconsolidated affiliated real estate entities in accordance with the equity method of accounting.

General and administrative expenses

General and administrative expenses during the three months ended June 30, 2020 was $0.2 million compared to $0.3 million for the same period in 2019.

Foreign currency transaction loss

We previously maintained funds in a bank account that was denominated in ILS and was re-measured into U.S. Dollars at the current exchange rate at the end of each reporting period. As of December 31, 2019, we maintained approximately 4,455 ILS in a bank account, which was re-measured to $1,291, and was included in cash and cash equivalents on our consolidated balance sheet. During the first quarter of 2020, we converted all of our ILS to U.S. Dollars and as a result, no longer have any ILS in the bank account. For the three months ended June 30, 2019, our foreign currency transaction loss was $17,117.

Interest expense

Interest expense, which is attributable to the outstanding principal advances of $12.6 million included in Subordinated Advances – Related Party, was $46,483 and $46,611 for the three months ended June 30, 2020 and 2019, respectively. Additionally, during the three months ended June 30, 2020, $0.3 million of interest was capitalized to construction in progress for our Williamsburg Moxy Hotel development project.

For the Six Months Ended June 30, 2020 vs. June 30, 2019

Investment income

Our investment income was approximately $0.1 million and $1.7 million for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020, our investment income consisted solely of interest income on our cash and cash equivalents and the Israeli Bonds. Our investment income during the six months ended June 30, 2019 primarily consisted of preferred distributions related to our 105-109 W. 28th Street Preferred Investment and also included interest income on our cash and cash equivalents and the Israeli Bonds.

Gain from disposition of investment in unconsolidated affiliated real estate entity

On February 12, 2020, we completed the disposition of our unconsolidated 22.5% membership interest in the Cove Joint Venture which resulted in the recognition of a gain on the disposition of unconsolidated affiliated real estate entity of $8.2 million during the six months ended June 30, 2020.

Gain on sale of marketable securities

During the first quarter of 2020, the Company sold all of its Israeli Bonds and recognized a gain on the sale of marketable securities of $0.3 million during the six months ended June 30, 2020.

Loss from investment in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities during the six months ended June 30, 2020 was $0.9 million compared to $2.2 million for the same period in 2019. Our loss from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the 40 East End Ave. Joint Venture and the Cove Joint Venture through the date of redemption of our membership interest on February 12, 2020. We account for our investments in unconsolidated affiliated real estate entities in accordance with the equity method of accounting.

General and administrative expenses

General and administrative expenses during the six months ended June 30, 2020 was $0.5 million compared to $0.6 million for the same period in 2019.

Foreign currency transaction loss

 We previously maintained funds in a bank account that was denominated in ILS and was re-measured into U.S. Dollars at the current exchange rate at the end of each reporting period. As of December 31, 2019, we maintained approximately 4,455 ILS in a bank account, which was re-measured to $1,291, and was included in cash and cash equivalents on our consolidated balance sheet. During the first quarter of 2020, we converted all of our ILS to U.S. Dollars and as a result, no longer have any ILS in the bank account. For the six months ended June 30, 2020 and 2019, our foreign currency transaction loss was $47,648 and $43,965, respectively.

Interest expense

Interest expense, which is attributable to the outstanding principal advances of $12.6 million included in Subordinated Advances – Related Party, was $92,966 and $92,709 for the six months ended June 30, 2020 and 2019, respectively. Additionally, during the six months ended June 30, 2020, $0.6 million of interest was capitalized to construction in progress for our Williamsburg Moxy Hotel development project.

Financial Condition, Liquidity and Capital Resources

For the six months ended June 30, 2020 our primary source of funds were proceeds received in connection with the redemption of our membership interest in the Cove Joint Venture of $21.9 million and proceeds from the disposition of marketable securities (Israeli Bonds) of $4.1 million. As of June 30, 2020, we had cash and cash equivalents of $35.0 million.

We currently believe that our current available cash on hand will be sufficient to satisfy our expected cash requirements (primarily consisting of our anticipated operating expenses, scheduled debt service, capital contributions and distributions to our shareholders, if any, required to maintain our qualification as a REIT, and our development activities and certain construction costs associated with the Williamsburg Moxy Hotel) for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next 12 months. However, we ultimately expect to obtain financing to fund a substantial portion of our construction costs for the Williamsburg Moxy Hotel. However, there can be no assurance we will be successful in obtaining construction financing at favorable terms, if at all.

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

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor. We have agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities. As of June 30, 2020 and December 31, 2019, the Advisor and its affiliated entities owe us $5,970 and $208, respectively, which is classified as restricted cash and other assets on the consolidated balance sheets.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Asset management fees (general and administrative costs)	$-	$170,854	$77,313	$334,203

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

Summary of Cash Flows

The following summary discussion of our cash flows is based on the statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019
Cash flows (used in)/provided by operating activities	$(354,228)	$908,730
Cash flows provided by investing activities	22,993,387	21,052,047
Cash flows used in financing activities	(1,688,632)	(3,866,782)
Effect of exchange rate changes on cash and cash equivalents	(47,648)	(43,965)
Net change in cash, cash equivalents and restricted cash	20,902,879	18,050,030
Cash, cash equivalents and restricted cash, beginning of the year	14,263,182	4,350,896
Cash, cash equivalents and restricted cash, end of the period	$35,166,061	$22,400,926

Our principal sources of cash flow were derived from the disposition of our membership interest in the Cove Joint Venture on February 12, 2020 and the sales of all of our Israeli Bonds during the first quarter of 2020. We believe our cash available on hand, will provide us with sufficient resources to fund our operating expenses, our development activities and certain construction costs associated with the Williamsburg Moxy Hotel, expected debt service, capital contributions and distributions, if any, required to maintain our qualification as a REIT.

Operating activities

The cash used in operating activities of $0.4 million during the six months ended June 30, 2020 consisted of our net income of $7.1 million and net change in operating assets and liabilities of $0.1 million after adjustments for the noncash effect of various items including (i) a gain of $8.2 million on the disposition of our membership interest in the Cove Joint Venture, (ii) a gain of $0.3 million on the sale of our marketable securities and (iii) a loss from our investments in unconsolidated affiliated real estate entities of $0.9 million.

Investing activities

The cash provided by investing activities of $23.0 million during the 2020 period consisted of proceeds received in connection with the redemption of our membership interest in the Cove Joint Venture of $21.9 million and proceeds from the disposition of marketable securities of $4.1 million offset by development costs of $3.0 million associated with the Williamsburg Moxy Hotel.

Financing activities

The cash used in financing activities of $1.7 million during the 2020 period consisted of distributions of $1.1 million to our common stockholders and redemptions and cancellation of shares of our common stock of $0.6 million.

Williamsburg Moxy Hotel

On July 17, 2019, we, through a subsidiary, acquired the Williamsburg Land, from unaffiliated third parties, for an aggregate purchase price of approximately $30.4 million, excluding closing and other acquisition related costs, on which we intend to develop and construct the Williamsburg Moxy Hotel. The acquisition was funded with cash on hand ($14.4 million) and proceeds from a mortgage loan ($16.0 million). The Williamsburg Moxy Hotel is currently under development but no significant construction activities have yet commenced.

In connection with the closing of the acquisition of the Williamsburg Land, we simultaneously entered into a mortgage loan collateralized by the Williamsburg Land (the “Williamsburg Mortgage”) for $16.0 million. The Williamsburg Mortgage was initially scheduled to mature on August 9, 2020. However, because the Company has already exercised the first of two six-month extension options, the current maturity date is now February 9, 2021. The William Mortgage bears interest at 4.50% and requires monthly interest-only payments of $60,000 per month through its maturity with the entire unpaid balance due upon maturity. As of June 30, 2020, the outstanding principal balance of the Williamsburg Mortgage was $16.0 million. Our scheduled interest payments for the remainder of 2020 are $360,0000.

We currently plan to exercise the remaining extension option, which we may do by providing the lender with advance notice on or before the current maturity date, unless we obtain construction financing on or before the current maturity date. We have no other maturities of mortgage debt over the next 12 months.

As of June 30, 2020, we incurred and capitalized to construction in progress an aggregate of $37.4 million consisting of acquisition and other development costs attributable to the Williamsburg Moxy Hotel.

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

The 40 East End Ave. Joint Venture, through affiliates, owns the 40 East End Avenue Project, a substantially completed luxury residential 29-unit condominium project containing 29 units located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Project obtained its final TCO in March 2020.

On March 21, 2017, the 40 East End Ave. Joint Venture obtained financing from a financial institution of up to $85.3 million (the “Mortgage Payable”) for the land acquisition and construction of the 40 East End Ave. Project. On December 19, 2019, the 40 East End Ave. Joint Venture entered into a loan of approximately $95.2 million (the “Condo Loan”), of which approximately $90.2 million was initially funded at closing and the remaining $5.0 million was subsequently advanced in April 2020. The Condo Loan, which has an outstanding principal balance of $95.2 million as of June 30, 2020, matures in two years and bears interest at LIBOR plus 2.45%, which is payable monthly, and principal payments are required to be made from condominium sales proceeds. If principal paydowns from condominium sales proceeds do not reduce the outstanding principal balance of the Condo Loan to at least $81.0 million and $73.0 million as of December 19, 2020 and June 19, 2021, respectively, then the 40 East End Ave. Joint Venture will be required to make balloon payments in the amounts necessary to reach these thresholds. At closing, the 40 East End Ave. Joint Venture used a portion of the proceeds from the Condo Loan to (i) fully repay the then outstanding principal balance of $80.3 million plus accrued and unpaid interest of $0.2 million for the Mortgage Payable and (ii) redeem $9.5 million of Lightstone I’s Preferred Contributions.

Because of the potential impact of COVID-19 on condominium sales, the 40 East End Ave. Joint Venture is currently seeking forbearance from the lender with respect to any required balloon payments and an extension to the maturity date of the Condo Loan. However, there can be no assurance that the 40 East End Ave. Joint Venture will be successful in such endeavors.

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

On December 26, 2019, the 40 East End Ave. Joint Venture redeemed an additional $3.5 million of Lightstone I’s Preferred Contributions. As a result, Lightstone I’s remaining outstanding Preferred Contributions were $17.0 million as of December 31, 2019. Subsequently, an additional $11.0 million of Lightstone I’s Preferred Contributions were redeemed on February 13, 2020 reducing Lightstone I’s Preferred Contributions to $6.0 million as of June 30, 2020.

Subsequent to our acquisition through June 30, 2020, we have made an aggregate of $4.6 million of additional capital contributions to the 40 East End Ave. Joint Venture. All of these additional capital contributions were made in periods prior to 2020.

As of June 30, 2020, construction of the 40 East End Ave. Project was substantially complete. We do not currently expect to make any additional contributions to the 40 East End Ave. Joint Venture over the next 12 months unless the 40 East End Ave. Joint Venture is required to make balloon payments to the Condo Loan. Additionally, we do not expect to receive any distributions from the 40 East End Ave. Joint Venture over the next 12 months as proceeds from the sales of condominium units must first be used to pay-down the Condo Loan and thereafter to redeem Lightstone I’s remaining Preferred Contributions.

Distributions

On January 15, 2020, February 15, 2020, March 15, 2020 and April 29, 2020, we paid distributions to our stockholders for the months ended December 31, 2019, January 31, 2020, February 29, 2020 and March 31, 2020, respectively, totaling $1.1 million. These distributions were all paid in cash.

On March 25, 2020, the Board of Directors determined to suspend regular monthly distributions for months ending after March 2020.

Future distributions declared will be at the discretion of the Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods and may differ from the amount of the distribution determined for this period. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, operating and interest expenses and our ability to refinance near-term debt. In addition, we currently intend to continue to comply with REIT distribution requirements. We cannot assure that any future distributions will be made or that we will maintain any particular level of distributions that we have previously established or may establish.

Share Repurchase Program

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our date of inception through December 31, 2019, we repurchased 395,941 shares of common stock pursuant to our share repurchase program at an average price of $9.48 per share. For the six months ended June 30, 2020, we repurchased 57,800 shares of common stock pursuant to our share repurchase program at an average price of $9.53 per share.

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

The below table illustrates the items deducted in the calculation of FFO and MFFO.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss)/income	$(774,811)	$(1,005,472)	$7,075,417	$(1,306,390)
FFO adjustments:
Gain from disposition of investment in unconsolidated affiliated real estate entity	-	-	(8,180,509)	-
Adjustments to equity earnings from unconsolidated affiliated real estate entities	-	733,407	220,520	1,488,459
FFO	(774,811)	(272,065)	(884,572)	182,069
MFFO adjustments:

Amortization of discount on debt securities	-	(74,035)	(30,196)	(76,443)
Foreign currency transaction loss	-	17,117	47,648	43,965
Gain on sale of marketable securities	-	-	(264,589)	-
Adjustments to equity earnings from unconsolidated affiliated real estate entities (loss on debt extinguishment)(1)	-	343,429	-	343,429
MFFO	(774,811)	14,446	(1,131,709)	493,020
Straight-line rent(2)	-	-	-	-
MFFO - IPA recommended format	$(774,811)	$14,446	$(1,131,709)	$493,020

Net (loss)/income	$(774,811)	$(1,005,472)	$7,075,417	$(1,306,390)
Net(loss)/income per common share, basic and diluted	$(0.09)	$(0.12)	$0.83	$(0.15)

FFO	$(774,811)	$(272,065)	$(884,572)	$182,069
FFO per common share, basic and diluted	$(0.09)	$(0.03)	$(0.10)	$0.02

MFFO - IPA recommended format	$(774,811)	$14,446	$(1,131,709)	$493,020

Weighted average number of common shares
outstanding, basic and diluted	8,537,424	8,624,242	8,546,952	8,632,531

(1)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(2)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative FFO and distributions declared:

For the period September 9, 2014
(date of inception) through
June 30, 2020

FFO	$5,296,366
Distributions declared	$22,291,378

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

There have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Real Estate Income Trust Inc. on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on August 7, 2020, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Date: August 7, 2020	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2020	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)