Form 10-Q
period 2020-09-30
Lightstone Real Estate Income Trust Inc.
filed 2020-11-10
CIK 1619312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes  ☐  No ☑

As of November 6, 2020, there were 8.5 million outstanding shares of common stock of Lightstone Real Estate Income Trust Inc.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
Assets

Construction in progress	$38,789,992	$34,217,619
Investments in unconsolidated affiliated real estate entities	11,193,589	26,397,804
Cash and cash equivalents	34,033,071	13,730,832
Marketable securities, available for sale	-	4,161,781
Restricted cash and other assets	268,336	612,275

Total Assets	$84,284,988	$79,120,311

Liabilities and Stockholders' Equity

Mortgage payable, net	$16,000,000	$15,656,241
Accounts payable and other accrued expenses	904,089	536,668
Distributions payable	-	285,841
Subordinated advances - related party	13,404,698	13,264,738

Total Liabilities	30,308,787	29,743,488

Commitments and Contingencies

Stockholders' Equity:

Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 8.5 million and 8.6 million shares issued and outstanding, respectively	85,374	85,952
Additional paid-in-capital	71,665,213	72,215,685
Accumulated other comprehensive income	-	400,089
Accumulated deficit	(17,774,386)	(23,324,903)
Total Stockholders' Equity	53,976,201	49,376,823
Total Liabilities and Stockholders' Equity	$84,284,988	$79,120,311

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Income:
Investment income	$15,753	$488,648	$151,603	$2,143,809
Gain from disposition of investment in unconsolidated affiliated real estate entity	120,328	-	8,300,837	-
Gain on sale of marketable securities	-	-	264,589	-
Loss from investments in unconsolidated affiliated real estate entities	(601,185)	(883,061)	(1,515,479)	(3,111,592)

Total (loss)/income	(465,104)	(394,413)	7,201,550	(967,783)

Expenses:
General and administrative costs	161,060	326,128	611,683	922,474
Interest expense	46,994	47,122	139,960	139,831
Foreign currency transaction (gain)/loss	-	(113)	47,648	43,852

Total expenses	208,054	373,137	799,291	1,106,157

Net (loss)/income	$(673,158)	$(767,550)	$6,402,259	$(2,073,940)

Net (loss)/income per common share, basic and diluted	$(0.08)	$(0.09)	$0.75	$(0.24)

Weighted average number of common shares outstanding, basic and diluted	8,537,424	8,605,404	8,543,753	8,623,389

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss)/income	$(673,158)	$(767,550)	$6,402,259	$(2,073,940)

Other comprehensive income/(loss):
Holding gain/(loss) on marketable securities, available for sale	-	363,419	(135,500)	437,157
Reclassification adjustment for gain included in net (loss)/income	-	-	(264,589)	-

Other comprehensive income/(loss)	-	363,419	(400,089)	437,157

Comprehensive (loss)/income	$(673,158)	$(404,131)	$6,002,170	$(1,636,783)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

			Additional	Accumulated Other
	Common		Paid-In	Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income	Deficit	Equity
BALANCE, June 30, 2019	8,620,942	$86,210	$72,468,758	$73,738	$(19,374,583)	$53,254,123

Net loss	-	-	-	-	(767,550)	(767,550)
Distributions declared (a)	-	-	-	-	(858,023)	(858,023)
Redemption and cancellation of shares	(20,718)	(208)	(205,623)	-	-	(205,831)
Other comprehensive income	-	-	-	363,419	-	363,419

BALANCE, September 30, 2019	8,600,224	$86,002	$72,263,135	$437,157	$(21,000,156)	$51,786,138

			Additional	Accumulated Other
	Common		Paid-In	Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income	Deficit	Equity
BALANCE, December 31, 2018	8,665,262	$86,653	$72,898,310	$-	$(14,653,270)	$58,331,693

Net loss	-	-	-	-	(2,073,940)	(2,073,940)
Distributions declared (a)	-	-	-	-	(4,272,946)	(4,272,946)
Redemption and cancellation of shares	(65,038)	(651)	(635,175)	-	-	(635,826)
Other comprehensive income	-	-	-	437,157	-	437,157

BALANCE, September 30, 2019	8,600,224	$86,002	$72,263,135	$437,157	$(21,000,156)	$51,786,138

(a) Dividends per share were $0.50.

				Accumulated
			Additional	Other
	Common		Paid-In	Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income	Deficit	Equity
BALANCE, June 30, 2020	8,537,424	$85,374	$71,665,213	$-	$(17,101,228)	$54,649,359

Net loss	-	-	-	-	(673,158)	(673,158)

BALANCE, September 30, 2020	8,537,424	$85,374	$71,665,213	$-	$(17,774,386)	$53,976,201

				Accumulated
			Additional	Other
	Common		Paid-In	Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income	Deficit	Equity
BALANCE, December 31, 2019	8,595,224	$85,952	$72,215,685	$400,089	$(23,324,903)	$49,376,823

Net income	-	-	-	-	6,402,259	6,402,259
Distributions declared (a)	-	-	-	-	(851,742)	(851,742)
Redemption and cancellation of shares	(57,800)	(578)	(550,472)	-	-	(551,050)
Other comprehensive loss	-	-	-	(400,089)	-	(400,089)

BALANCE, September 30, 2020	8,537,424	$85,374	$71,665,213	$-	$(17,774,386)	$53,976,201

(a) Dividends per share were $0.10.

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$6,402,259	$(2,073,940)
Adjustments to reconcile net income/(loss) to cash (used in)/provided by operating activities:
Loss from investments in unconsolidated affiliated real estate entities	1,515,479	3,111,592
Gain from disposition of investment in unconsolidated affiliated real estate entity	(8,300,837)	-
Gain on sale of marketable securities	(264,589)	-
Amortization of discount on debt securities	(30,196)	(197,752)
Foreign currency transaction loss	47,648	43,852
Changes in assets and liabilities:
Increase in other assets	(83,835)	(43,765)
Increase in accrued interest on marketable securities	-	(127,155)
Increase in due from related parties	(3,753)	-
(Decrease)/increase in accounts payable and other accrued expenses	(80,596)	15,038
Increase in accrued interest on subordinated advances - related party	139,960	139,831
Increase in due to related parties	-	119,197

Net cash (used in)/provided by operating activities	(658,460)	986,898

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(3,780,598)	(32,369,725)
Purchase of marketable securities	-	(4,656,031)
Proceeds from sale of marketable securities	4,141,195	-
Proceeds from disposition of investment in unconsolidated affiliated real estate entity	21,989,574	-
Distributions from unconsolidated affiliated real estate entities	-	291,584
Proceeds from preferred investment in related party	-	37,000,000
Investments in unconsolidated affiliated real estate entities	-	(961,972)

Net cash provided by/(used in) investing activities	22,350,171	(696,144)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	-	16,000,000
Payment of loan fees and expenses	-	(558,312)
Distributions paid to Company's common stockholders	(1,137,582)	(4,574,343)
Redemption and cancellation of common stock	(551,050)	(635,826)

Net cash (used in)/provided by financing activities	(1,688,632)	10,231,519

Effect of exchange rate changes on cash and cash equivalents	(47,648)	(43,852)

Net change in cash, cash equivalents and restricted cash	19,955,431	10,478,421
Cash, cash equivalents and restricted cash, beginning of year	14,263,182	4,350,896
Cash, cash equivalents and restricted cash, end of period	$34,218,613	$14,829,317

Supplemental disclosure of cash flow information:
Distributions declared, but not paid	$-	$286,008
Holding gain on marketable securities, available for sale	$-	$437,157
Non-cash purchase of investment property	$827,233	$574,894
Amortization of deferred financing costs included in construction in progress	$343,759	$85,644

The following is a summary of the Company’s cash, cash equivalents and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$34,033,071	$14,098,234
Restricted cash	185,542	731,083
Total cash, cash equivalents and restricted cash	$34,218,613	$14,829,317

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

The Company currently has one operating segment. As of September 30, 2020, it wholly owned and consolidated the operating results of one development project, the Williamsburg Moxy Hotel, and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). The Company accounts for its unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

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

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic leading many countries, including the United States, particularly at the individual state level, to impose various restrictions and other measures, including, but not limited to, mandatory closures, quarantines, limitations on travel, “shelter in place” rules and certain other measures in an effort to reduce its duration and spread. The COVID-19 pandemic has continued to evolve and while most states have initiated a phased approach allowing for reductions and/or lifting of restrictions, the situation remains highly unpredictable and dynamic.

To-date, the COVID-19 pandemic has not had any significant impact on the Company’s Williamsburg Moxy Hotel development project. The Company’s other investment is its approximately 33.3% membership interest in the 40 East End Ave. Joint Venture, which owns a luxury residential condominium project (the “40 East End Avenue Project”) located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final temporary certificates of occupancy, or TCO, in March 2020. In light of the COVID-19 pandemic, the 40 East End Ave. Joint Venture has been proactively working with its lender to seek to obtain modification to certain key terms for its indebtedness, including an extension to its maturity date. However, there can be no assurance that the 40 East End Ave. Joint Venture will be successful in such endeavors. See Note 4 for additional information.

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

On July 17, 2019, the Company acquired four adjacent parcels of land located at 353-361 Bedford Avenue in Brooklyn, New York (collectively, the “Williamsburg Land”), from unaffiliated third parties, for an aggregate purchase price of approximately $30.4 million, excluding closing and other acquisition related costs, on which it is developing and constructing a 210-room branded hotel (the “Williamsburg Moxy Hotel”).

In connection with the acquisition of the Williamsburg Land, the Advisor earned an acquisition fee equal to 1.00% of the gross aggregate contractual purchase price, which was approximately $0.3 million.

As of September 30, 2020, the Company incurred and capitalized to construction in progress an aggregate of $38.8 million consisting of acquisition and other costs attributable to the development of the Williamsburg Moxy Hotel. During the three and nine months ended September 30, 2020, the Company capitalized interest of approximately $0.3 million and $0.9 million, respectively, in connection with the development of the Williamsburg Moxy Hotel.

Williamsburg Mortgage

In connection with the closing of the acquisition of the Williamsburg Land, the Company simultaneously entered into a mortgage loan collateralized by the Williamsburg Land (the “Williamsburg Mortgage”) for $16.0 million. The Williamsburg Mortgage was initially scheduled to mature on August 9, 2020. However, because the Company has already exercised the first of two six-month extension options, the current maturity date is now February 9, 2021. The Williamsburg Mortgage bears interest at 4.50% and requires monthly interest-only payments of $60,000 through its maturity with the entire unpaid balance due upon maturity. As of September 30, 2020, the outstanding principal balance of the Williamsburg Mortgage was $16.0 million, which is presented on the consolidated balance sheet and is classified as Mortgage Payable, Net. Our scheduled interest payments for the remainder of 2020 and 2021 through the current maturity date of February 9, 2021 are $180,000 and $124,000, respectively.

The Company currently plans to exercise the remaining extension option, which it may do by providing the lender with advance notice of its intent to extend, unless it obtains construction financing on or before the current maturity date. Additionally, if the Company has not obtained construction financing prior to the maturity date of the remaining extension option, it intends to refinance or repay the then outstanding balance with available cash on hand on or before its maturity date. The Company has no other maturities of mortgage debt over the next 12 months.

4.	Investments in Unconsolidated Affiliated Real Estate Entities

The entities listed below are or were partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in the unconsolidated affiliated real estate entities is as follows:

			As of
Entity	Date Acquired	Ownership %	September 30, 2020	December 31, 2019
RP Maximus Cove, L.L.C. (the "Cove Joint Venture")	January 31, 2017	22.50%	$-	$13,846,410
40 East End Ave. Pref Member LLC ( “40 East End Ave. Joint Venture”)	March 31, 2017	33.30%	11,193,589	12,551,394
Total investments in unconsolidated affiliated real estate entities			$11,193,589	$26,397,804

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

On February 12, 2020, the Cove Joint Venture completed the redemption of the Redeemers’ membership interests in the Cove Joint Venture pursuant to the terms of the Redemption Agreement for an aggregate redemption price of approximately $87.6 million. In connection, with the redemption of its 22.5% membership interest in the Cove Joint Venture, the Company received proceeds of approximately $21.9 million which resulted in a gain on the disposition of investment in unconsolidated affiliated real estate entity of approximately $8.2 million during the first quarter of 2020. As a result of the redemption of its 22.5% membership interest in the Cove Joint Venture on February 12, 2020, the Company no longer has an ownership interest in the Cove Joint Venture.

During August 2020, the Company received $0.1 million of additional proceeds related to the redemption of its membership interest in the Cove Joint Venture and recognized a gain on the disposition of investment in unconsolidated affiliated real estate entity of $0.1 million during the third quarter of 2020. As a result, the Company has recognized an aggregate gain on the disposition of investment in unconsolidated affiliated real estate entity of approximately $8.3 million during the nine months ended September 30, 2020.

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

The following table represents the condensed income statements for the Cove Joint Venture:

(amounts in thousands)	For the Period January 1 through February 12, 2020	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Revenues	$1,375	$4,227	$11,912
Property operating expenses	430	1,297	3,774
General and administrative costs	13	17	83
Depreciation and amortization	960	2,884	8,620
Operating loss/(income)	(28)	29	(565)
Loss on debt extinguishment	-	-	(1,526)
Interest expense and other, net	(652)	(2,019)	(7,470)
Net loss	$(680)	$(1,990)	$(9,561)
Company's share of net loss (22.50%)	$(153)	$(448)	$(2,151)
Adjustment to depreciation and amortization expense (1)	(5)	(10)	(30)
Company's loss from investment	$(158)	$(458)	$(2,181)

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

The 40 East End Ave. Joint Venture, through affiliates, owns the 40 East End Avenue Project, a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final TCO in March 2020.

On March 21, 2017, the 40 East End Ave. Joint Venture obtained financing from a financial institution of up to $85.3 million (the “40 East End Ave. Mortgage”) for the land acquisition and construction of the 40 East End Ave. Project. On December 19, 2019, the 40 East End Ave. Joint Venture entered into a loan (the “Condo Loan”) with a financial institution of up to $95.2 million, of which approximately $90.2 million was initially funded at closing and the remaining $5.0 million was subsequently advanced in April 2020. The Condo Loan, which has an outstanding balance of $92.7 million as of September 30, 2020, matures in December 2021 and bears interest at Libor plus 2.45%, which is payable monthly, and principal payments are required to be made from condominium sales proceeds. Furthermore, if principal paydowns from condominium sales proceeds have not reduced the outstanding principal balance of the Condo Loan to at least $81.0 million and $73.0 million as of December 19, 2020 and June 19, 2021, respectively, then the 40 East End Ave. Joint Venture will be required to make balloon payments in the amounts necessary to reach these thresholds. Based on the Condo Loan’s outstanding balance of $92.7 million as of September 30, 2020, the required balloon payments would equate to approximately $11.7 million and $8.0 million on December 19, 2020 and June 19, 2021, respectively, of which the Company’s share would be approximately $3.9 million and $2.7 million, respectively.

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

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
(unaudited)

In light of the COVID-19 pandemic, the 40 East End Ave. Joint Venture has been proactively working with its lender to seek to obtain modification to certain key terms for its indebtedness, including an extension to its maturity date. However, there can be no assurance that the 40 East End Ave. Joint Venture will be successful in such endeavors. In connection with the refinancing, the 40 East End Ave. Joint Venture recognized a loss on the early extinguishment of debt of approximately $0.8 million during the fourth quarter of 2019, of which the Company’s proportionate share was approximately $0.3 million.

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

On December 26, 2019, the 40 East End Ave. Joint Venture redeemed an additional $3.5 million of Lightstone I’s Preferred Contributions. As a result, Lightstone I’s remaining outstanding Preferred Contributions were $17.0 million as of December 31, 2019. Subsequently, an additional $11.0 million of Lightstone I’s Preferred Contributions were redeemed on February 13, 2020 reducing Lightstone I’s Preferred Contributions to $6.0 million as of September 30, 2020.

Subsequent to the Company’s acquisition through September 30, 2020, it has made an aggregate of $4.6 million of additional capital contributions to the 40 East End Ave. Joint Venture. All of these additional capital contributions were made in periods prior to 2020.

The 40 East End Ave. Joint Venture Financial Information

The following table represents the condensed income statements for the 40 East End Ave. Joint Venture:

(amounts in thousands)	For the Three Months September 30, 2020	For the Three Months September 30, 2019	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019
Revenues	$3,008	$5,086	$15,910	$5,086

Cost of goods sold	3,197	4,742	14,778	4,742
Other expenses	668	334	1,916	1,346
Depreciation and amortization	-	-	-	534

Operating (loss)/income	(857)	10	(784)	(1,536)

Interest expense and other, net	(949)	(1,287)	(3,294)	(1,257)
Net loss	$(1,806)	$(1,277)	$(4,078)	$(2,793)
Company's share of net loss (33.3%)	$(601)	$(425)	$(1,358)	$(930)

The following table represents the condensed balance sheets for the 40 East End Ave. Joint Venture:

	As of	As of
(amounts in thousands)	September 30, 2020	December 31, 2019
Real estate inventory	$127,019	$139,170
Cash and restricted cash	6,897	7,739
Other assets	317	637

Total assets	$134,233	$147,546

Mortgage payable, net	91,936	89,102
Other liabilities	2,742	2,404
Members' capital	39,555	56,040

Total liabilities and members' capital	$134,233	$147,546

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

Share Repurchase Program

The Company’s share repurchase program may provide its stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From the Company’s date of inception through December 31, 2019, it repurchased 395,941 shares of common stock pursuant to its share repurchase program at an average price of $9.48 per share. For the period from January 1 through March 24, 2020, the Company repurchased 57,800 shares of common stock pursuant to its share repurchase program at an average price of $9.53 per share.

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

7.	Related Party Transaction and Other Arrangements

The Company has agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities. As of September 30, 2020 and December 31, 2019, the Advisor and its affiliated entities owe the Company $3,961 and $208, respectively, which is classified as restricted cash and other assets on the consolidated balance sheets.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
(unaudited)

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Acquisition Fees (1)	$-	$304,195	$-	$304,195
Asset Management Fees (general and administrative costs)	-	176,385	77,313	510,588

Total	$-	$480,580	$77,313	$814,783

(1)	Acquisition fees of $304,195 were capitalized and are included in the carrying value of our investment in the Williamsburg Moxy Hotel which is classified as construction in progress on the consolidated balance sheets.

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

As of both September 30, 2020 and December 31, 2019, an aggregate of approximately $12.6 million of principal advances have been funded, which along with the related accrued interest of $772,685 and $632,725, respectively, are classified as Subordinated Advances – Related Party, a liability on the consolidated balance sheets. During the three months ended September 30, 2020 and 2019, the Company accrued $46,994 and $47,122, respectively, of interest on the principal advances and during the nine months ended September 30, 2020 and 2019, the Company accrued $139,960 and $139,831, respectively, of interest on the principal advances.

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

We currently have one operating segment. As of September 30, 2020, we wholly owned and consolidated the operating results of one development project, the Williamsburg Moxy Hotel and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

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

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic leading many countries, including the United States, particularly at the individual state level, to impose various restrictions and other measures, including, but not limited to, mandatory closures, quarantines, limitations on travel, “shelter in place” rules and certain other measures in an effort to reduce its duration and spread. The COVID-19 pandemic has continued to evolve and while most states have initiated a phased approach allowing for reductions and/or lifting of restrictions, the situation remains highly unpredictable and dynamic.

To-date, the COVID-19 pandemic has not had any significant impact on our Williamsburg Moxy Hotel development.  Our other investment is our approximately 33.3% membership interest in the 40 East End Ave. Joint Venture, which owns a luxury residential condominium project (the “40 East End Avenue Project”) located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final temporary certificates of occupancy, or TCO, in March 2020. In light of the COVID-19 pandemic, the 40 East End Ave. Joint Venture has been proactively working with its lender to seek to obtain modification to certain key terms for its indebtedness, including an extension to its maturity date. However, there can be no assurance that the 40 East End Ave. Joint Venture will be successful in such endeavors. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

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

Operating Portfolio Summary –

On July 17, 2019 we acquired four adjacent parcels of land located at 353-361 Bedford Avenue in Brooklyn, New York on which we are developing and constructing the Williamsburg Moxy Hotel, a 210-room branded hotel.

As of September 30, 2020, we held an unconsolidated approximate 33.3% membership interest in the 40 East End Ave. Joint Venture, an affiliated real estate entity which owns the 40 East End Project, a luxury residential condominium project consisting of 29 units located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. We account for our unconsolidated membership interests in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended September 30, 2020 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

Through September 30, 2020, we have made the following real estate and real estate-related investments:

105-109 W. 28th Street Preferred Investment

We previously entered into an agreement, as amended, with various related party entities pursuant to which we made aggregate preferred equity contributions (the “105-109 W. 28th Street Preferred Investment”) of $37.0 million in an affiliate of our Sponsor (the “Moxy Developer”), which owns a parcel of land located at 105-109 W. 28thStreet, New York, New York, on which it constructed a 343-room Marriott Moxy hotel, which opened during February 2019. The 105-109 W. 28th Street Preferred Investment was made pursuant to an instrument that entitled us to monthly preferred distributions at a rate of 12% per annum.

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

As a result of the redemption of our 22.5% membership interest in the Cove Joint Venture on February 12, 2020, we no longer have an ownership interest in the Cove Joint Venture. During August 2020, we received $0.1 million of additional proceeds related to the redemption of our membership interest in the Cove Joint Venture and recognized a gain on the disposition of investment in unconsolidated affiliated real estate entity of $0.1 million during the third quarter of 2020. As a result, we have recognized an aggregate gain on the disposition of investment in unconsolidated affiliated real estate entity of approximately $8.3 million during the nine months ended September 30, 2020.

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

The 40 East End Ave. Joint Venture, through affiliates, owns the 40 East End Avenue Project, a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final TCO in March 2020.

We account for our approximate 33.3% membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

Williamsburg Moxy Hotel

On July 17, 2019, we acquired four adjacent parcels of land located at 353-361 Bedford Avenue in Brooklyn, New York (collectively, the “Williamsburg Land”) on which we are developing and constructing a 210-room branded hotel (the “Williamsburg Moxy Hotel”).

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

For the Three Months Ended September 30, 2020 vs. September 30, 2019

 Investment income

Our investment income was $15,753 and $0.5 million for the three months ended September 30, 2020 and 2019, respectively. During the three months ended September 30, 2020, our investment income consisted solely of interest income on our cash and cash equivalents. Our investment income during the three months ended September 30, 2019 primarily consisted of preferred distributions related to our 105-109 W. 28th Street Preferred Investment and also included interest income on our cash and cash equivalents and the Israeli Bonds.

Gain from disposition of investment in unconsolidated affiliated real estate entity

On February 12, 2020, we completed the disposition of our unconsolidated 22.5% membership interest in the Cove Joint Venture which resulted in the recognition of a gain on the disposition of unconsolidated affiliated real estate entity of $8.2 million during the first quarter of 2020. During August 2020, we received $0.1 million of additional proceeds related to the redemption of our membership interest in the Cove Joint Venture and recognized a gain on the disposition of investment in unconsolidated affiliated real estate entity of $0.1 million during the third quarter of 2020.

Loss from investment in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities during the three months ended September 30, 2020 was $0.6 million compared to $0.9 million for the same period in 2019. For the three months ended September 30, 2020, our loss from investments in unconsolidated affiliated real estate entities is attributable to our ownership interest in the 40 East End Ave. Joint Venture. For the three months ended September 30, 2019 our loss from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the 40 East End Ave. Joint Venture and the Cove Joint Venture. We account for our investments in unconsolidated affiliated real estate entities in accordance with the equity method of accounting.

General and administrative expenses

General and administrative expenses decreased slightly by $0.1 million to $0.2 million during the three months ended September 30, 2020 compared to $0.3 million for the same period in 2019.

Foreign currency transaction loss

 We previously maintained funds in a bank account that was denominated in ILS and was re-measured into U.S. Dollars at the current exchange rate at the end of each reporting period. As of December 31, 2019, we maintained approximately 4,455 ILS in a bank account, which was re-measured to $1,291, and was included in cash and cash equivalents on our consolidated balance sheet. During the first quarter of 2020, we converted all of our ILS to U.S. Dollars and as a result, no longer have any ILS in the bank account. For the three months ended September 30, 2019, our foreign currency transaction gain was $113.

Interest expense

Interest expense, which is attributable to the outstanding principal advances of $12.6 million included in Subordinated Advances – Related Party, was $46,994 and $47,122 for the three months ended September 30, 2020 and 2019, respectively. Additionally, during the three months ended September 30, 2020, $0.3 million of interest was capitalized to construction in progress for our Williamsburg Moxy Hotel development project.

For the Nine Months Ended September 30, 2020 vs. September 30, 2019

Investment income

Our investment income was approximately $0.2 million and $2.1 million for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020, our investment income consisted solely of interest income on our cash and cash equivalents and the Israeli Bonds. Our investment income during the nine months ended September 30, 2019 primarily consisted of preferred distributions related to our 105-109 W. 28th Street Preferred Investment and also included interest income on our cash and cash equivalents and the Israeli Bonds.

Gain from disposition of investment in unconsolidated affiliated real estate entity

On February 12, 2020, we completed the disposition of our unconsolidated 22.5% membership interest in the Cove Joint Venture which resulted in the recognition of a gain on the disposition of unconsolidated affiliated real estate entity of $8.2 million during the first quarter of 2020. During August 2020, we received $0.1 million of additional proceeds related to the redemption of our membership interest in the Cove Joint Venture and recognized a gain on the disposition of investment in unconsolidated affiliated real estate entity of $0.1 million during the third quarter of 2020. As a result, we have recognized an aggregate gain on the disposition of investment in unconsolidated affiliated real estate entity of approximately $8.3 million during the nine months ended September 30, 2020.

Gain on sale of marketable securities

During the first quarter of 2020, the Company sold all of its Israeli Bonds and recognized a gain on the sale of marketable securities of $0.3 million during the nine months ended September 30, 2020.

Loss from investment in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities during the nine months ended September 30, 2020 was $1.5 million compared to $3.1 million for the same period in 2019. Our loss from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the 40 East End Ave. Joint Venture and the Cove Joint Venture through the date of redemption of our membership interest on February 12, 2020. We account for our investments in unconsolidated affiliated real estate entities in accordance with the equity method of accounting.

General and administrative expenses

General and administrative expenses decreased by $0.3 million to $0.6 million during the nine months ended September 30, 2020 compared to $0.9 million for the same period in 2019. The decrease was primarily attributable to lower asset management fees during the 2020 period.

Foreign currency transaction loss

 We previously maintained funds in a bank account that was denominated in ILS and was re-measured into U.S. Dollars at the current exchange rate at the end of each reporting period. As of December 31, 2019, we maintained approximately 4,455 ILS in a bank account, which was re-measured to $1,291, and was included in cash and cash equivalents on our consolidated balance sheet. During the first quarter of 2020, we converted all of our ILS to U.S. Dollars and as a result, no longer have any ILS in the bank account. For the nine months ended September 30, 2020 and 2019, our foreign currency transaction loss was $47,648 and $43,852, respectively.

Interest expense

Interest expense, which is attributable to the outstanding principal advances of $12.6 million included in Subordinated Advances – Related Party, was $139,960 and $139,831 for the nine months ended September 30, 2020 and 2019, respectively. Additionally, during the nine months ended September 30, 2020, $0.9 million of interest was capitalized to construction in progress for our Williamsburg Moxy Hotel development project.

Financial Condition, Liquidity and Capital Resources

For the nine months ended September 30, 2020 our primary source of funds were aggregate proceeds received in connection with the redemption of our membership interest in the Cove Joint Venture of $22.0 million and proceeds from the disposition of marketable securities (Israeli Bonds) of $4.1 million. As of September 30, 2020, we had cash and cash equivalents of $34.0 million.

We currently believe that our current available cash on hand will be sufficient to satisfy our expected cash requirements (primarily consisting of our anticipated operating expenses, scheduled debt service, and any necessary capital contributions for our investments in unconsolidated affiliated real estate entities and distributions to our shareholders, if any, required to maintain our qualification as a REIT, and our development activities and certain construction costs associated with the Williamsburg Moxy Hotel) for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next 12 months. However, we ultimately expect to obtain financing to fund a substantial portion of our construction costs for the Williamsburg Moxy Hotel. However, there can be no assurance we will be successful in obtaining construction financing at favorable terms, if at all.

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

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor. We have agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities. As of September 30, 2020 and December 31, 2019, the Advisor and its affiliated entities owe us $3,961 and $208, respectively, which is classified as restricted cash and other assets on the consolidated balance sheets.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Acquisition Fees (1)	$-	$304,195	$-	$304,195
Asset Management Fees (general and administrative costs)	-	176,385	77,313	510,588
Total	$-	$480,580	$77,313	$814,783

(1)	Acquisition fees of $304,195 were capitalized and are included in the carrying value of our investment in the Williamsburg Moxy Hotel which is classified as construction in progress on the consolidated balance sheets.

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

Summary of Cash Flows

The following summary discussion of our cash flows is based on the statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019
Net cash flows (used in)/provided by operating activities	$(658,460)	$986,898
Net cash flows provided by/(used in) investing activities	22,350,171	(696,144)
Net cash flows (used in)/provided by financing activities	(1,688,632)	10,231,519
Effect of exchange rate changes on cash and cash equivalents	(47,648)	(43,852)
Net change in cash, cash equivalents and restricted cash	19,955,431	10,478,421
Cash, cash equivalents and restricted cash, beginning of the year	14,263,182	4,350,896
Cash, cash equivalents and restricted cash, end of the period	$34,218,613	$14,829,317

Our principal sources of cash flow were derived from the disposition of our membership interest in the Cove Joint Venture and the sales of all of our Israeli Bonds. We believe our cash available on hand, will provide us with sufficient resources to fund our operating expenses, our development activities and certain construction costs associated with the Williamsburg Moxy Hotel, expected debt service, any necessary capital contributions to our investments in unconsolidated affiliated real estate entities and distributions, if any, required to maintain our qualification as a REIT.

Operating activities

The net cash used in operating activities of $0.7 million during the nine months ended September 30, 2020 consisted of our net income of $6.4 million after adjustments for the noncash effect of various items including (i) an aggregate gain of $8.3 million on the disposition of our membership interest in the Cove Joint Venture, (ii) a gain of $0.3 million on the sale of our marketable securities and (iii) a loss from our investments in unconsolidated affiliated real estate entities of $1.5 million.

Investing activities

The net cash provided by investing activities of $22.4 million during the 2020 period consisted of aggregate proceeds received in connection with the redemption of our membership interest in the Cove Joint Venture of $22.0 million and proceeds from the disposition of marketable securities of $4.1 million offset by development costs of $3.8 million associated with the Williamsburg Moxy Hotel.

Financing activities

The net cash used in financing activities of $1.7 million during the 2020 period consisted of distributions of $1.1 million to our common stockholders and redemptions and cancellation of shares of our common stock of $0.6 million.

Williamsburg Moxy Hotel

On July 17, 2019, we, through a subsidiary, acquired the Williamsburg Land, from unaffiliated third parties, for an aggregate purchase price of approximately $30.4 million, excluding closing and other acquisition related costs, on which we are developing and constructing the Williamsburg Moxy Hotel. The acquisition was funded with cash on hand ($14.4 million) and proceeds from a mortgage loan ($16.0 million).

In connection with the closing of the acquisition of the Williamsburg Land, we simultaneously entered into a mortgage loan collateralized by the Williamsburg Land (the “Williamsburg Mortgage”) for $16.0 million. The Williamsburg Mortgage was initially scheduled to mature on August 9, 2020. However, because the Company has already exercised the first of two six-month extension options, the current maturity date is now February 9, 2021. The Williamsburg Mortgage bears interest at 4.50% and requires monthly interest-only payments of $60,000 per month through its maturity with the entire unpaid balance due upon maturity. As of September 30, 2020, the outstanding principal balance of the Williamsburg Mortgage was $16.0 million. Our scheduled interest payments for the remainder of 2020 and for 2021 through the current maturity date of February 9, 2021 are $180,000 and $124,000, respectively.

We currently plan to exercise the remaining extension option, which we may do by providing the lender with advance notice on or before the current maturity date, unless we obtain construction financing on or before the current maturity date. Additionally, if we have not obtained construction financing prior to the maturity date of the remaining extension option, we intend to refinance or repay the then outstanding balance with available cash on hand on or before its maturity date. We have no other maturities of mortgage debt over the next 12 months.

As of September 30, 2020, we incurred and capitalized to construction in progress an aggregate of $38.8 million consisting of acquisition and other costs attributable to development of the Williamsburg Moxy Hotel.

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

The 40 East End Ave. Joint Venture, through affiliates, owns the 40 East End Avenue Project, a luxury residential 29-unit condominium project containing 29 units located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Project obtained its final TCO in March 2020.

On March 21, 2017, the 40 East End Ave. Joint Venture obtained financing from a financial institution of up to $85.3 million (the “Mortgage Payable”) for the land acquisition and construction of the 40 East End Ave. Project. On December 19, 2019, the 40 East End Ave. Joint Venture entered into a loan of approximately $95.2 million (the “Condo Loan”), of which approximately $90.2 million was initially funded at closing and the remaining $5.0 million was subsequently advanced in April 2020. The Condo Loan, which has an outstanding principal balance of $92.7 million as of September 30, 2020, matures in December 2021 and bears interest at LIBOR plus 2.45%, which is payable monthly, and principal payments are required to be made from condominium sales proceeds.

Furthermore, if principal paydowns from condominium sales proceeds do not reduce the outstanding principal balance of the Condo Loan to at least $81.0 million and $73.0 million as of December 19, 2020 and June 19, 2021, respectively, then the 40 East End Ave. Joint Venture will be required to make balloon payments in the amounts necessary to reach these thresholds. Based on the Condo Loan’s outstanding balance of $92.7 million as of September 30, 2020, the required balloon payments would equate to approximately $11.7 million and $8.0 million on December 19, 2020 and June 19, 2021, respectively, of which our share would be approximately $3.9 million and $2.7 million, respectively.

At closing, the 40 East End Ave. Joint Venture used a portion of the proceeds from the Condo Loan to (i) fully repay the then outstanding principal balance of $80.3 million plus accrued and unpaid interest of $0.2 million for the Mortgage Payable and (ii) redeem $9.5 million of Lightstone I’s Preferred Contributions.

In light of the COVID-19 pandemic, the 40 East End Ave. Joint Venture has been proactively working with its lender to seek to obtain modification to certain key terms for its indebtedness, including an extension to its maturity date. However, there can be no assurance that the 40 East End Ave. Joint Venture will be successful in such endeavors. In connection with the refinancing, the 40 East End Ave. Joint Venture recognized a loss on the early extinguishment of debt of approximately $0.8 million during the fourth quarter of 2019, of which our proportionate share was approximately $0.3 million.

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

On December 26, 2019, the 40 East End Ave. Joint Venture redeemed an additional $3.5 million of Lightstone I’s Preferred Contributions. As a result, Lightstone I’s remaining outstanding Preferred Contributions were $17.0 million as of December 31, 2019. Subsequently, an additional $11.0 million of Lightstone I’s Preferred Contributions were redeemed on February 13, 2020 reducing Lightstone I’s Preferred Contributions to $6.0 million as of September 30, 2020.

Subsequent to our acquisition through September 30, 2020, we have made an aggregate of $4.6 million of additional capital contributions to the 40 East End Ave. Joint Venture. All of these additional capital contributions were made in periods prior to 2020.

We do not currently expect to make any significant additional contributions to the 40 East End Ave. Joint Venture over the next 12 months other than our proportionate share of any required balloon payments to the Condo Loan. Additionally, we do not expect to receive any distributions from the 40 East End Ave. Joint Venture over the next 12 months as proceeds from the sales of condominium units must first be used to pay-down the Condo Loan and thereafter to redeem Lightstone I’s remaining Preferred Contributions.

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

Share Repurchase Program

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our date of inception through December 31, 2019, we repurchased 395,941 shares of common stock pursuant to our share repurchase program at an average price of $9.48 per share. For the period from January 1 through March 24, 2020, we repurchased 57,800 shares of common stock pursuant to our share repurchase program at an average price of $9.53 per share.

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

The below table illustrates the items deducted in the calculation of FFO and MFFO.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss)/income	$(673,158)	$(767,550)	$6,402,259	$(2,073,940)
FFO adjustments:
Gain from disposition of investment in unconsolidated affiliated real estate entity	(120,328)	-	(8,300,837)	-
Adjustments to equity earnings from unconsolidated affiliated real estate entities	-	659,013	220,520	2,147,472
FFO	(793,486)	(108,537)	(1,678,058)	73,532
MFFO adjustments:

Amortization of discount on debt securities	-	(121,309)	(30,196)	(197,752)
Foreign currency transaction (gain)/loss	-	(113)	47,648	43,851
Gain on sale of marketable securities	-	-	(264,589)	-
Adjustments to equity earnings from unconsolidated affiliated real estate entities (loss on debt extinguishment)(1)	-	-	-	343,429
MFFO	(793,486)	(229,959)	(1,925,195)	263,060
Straight-line rent(2)	-	-	-	-
MFFO - IPA recommended format	$(793,486)	$(229,959)	$(1,925,195)	$263,060

Net (loss)/income	$(673,158)	$(767,550)	$6,402,259	$(2,073,940)
Net(loss)/income per common share, basic and diluted	$(0.08)	$(0.09)	$0.75	$(0.24)

FFO	$(793,486)	$(108,537)	$(1,678,058)	$73,532
FFO per common share, basic and diluted	$(0.09)	$(0.01)	$(0.20)	$0.01

MFFO - IPA recommended format	$(793,486)	$(229,959)	$(1,925,195)	$263,060

Weighted average number of common shares outstanding, basic and diluted	8,537,424	8,605,404	8,543,753	8,623,389

(1)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.

(2)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative FFO and distributions declared:

For the period September 9, 2014
(date of inception) through
September 30, 2020
FFO	$4,502,880
Distributions declared and paid	$22,291,378

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

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Real Estate Income Trust Inc. on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 10, 2020, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Date: November 10, 2020	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2020	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)