Form 10-K
period 2020-12-31
Lightstone Real Estate Income Trust Inc.
filed 2021-03-19
CIK 1619312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2020

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission file number 000-55773

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-1796830
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1985 Cedar Bridge Avenue, Suite 1, Lakewood, NJ	08701
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  732-367-0129

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There is no established market for the Registrant’s common shares. As of June 30, 2020, the last business day of the most recently completed second quarter, there were 8.3 million shares of the registrant’s common stock held by non-affiliates of the registrant. On March 15, 2021, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $8.50 per share derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, all as of December 31, 2020. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” As of March 15, 2021, there were approximately 8.3 million shares of common stock held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

i

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K, together with other statements and information publicly disseminated by Lightstone Real Estate Income Trust Inc. contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Exchange Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general economic and local real estate conditions and uncertainties regarding the impact of the current COVID-19 pandemic, (ii) the availability of suitable acquisition/investment opportunities, (iii) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (iv) the level and volatility of interest rates, (v) increases in operating costs and (vi) changes in governmental laws and regulations. Accordingly, there is no assurance that our expectations will be realized.

PART I.

ITEM 1. BUSINESS:

General Description of Business

Structure

Lightstone Real Estate Income Trust Inc. (’‘Lightstone Income Trust’’), is a Maryland corporation, formed on September 9, 2014, which elected to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2016.

Lightstone Income Trust, together with its subsidiaries is collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns refers to Lightstone Income Trust or the Company as required by the context in which any such pronoun is used.

We have and intend to continue to seek opportunities to invest in real estate and real estate-related investments. Our real estate-related investment may include mezzanine loans, mortgage loans, bridge loans and preferred equity interests, with a focus on development-related investments, including investments intended to finance development or redevelopment opportunities. We may also invest in debt and derivative securities related to real estate assets. A portion of our investments by value may be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly owned by The Lightstone Group, LLC (the “Sponsor”), its affiliates or other sponsored real estate investment programs it sponsors. Although we expect that most of our investments will be of these various types, we may also invest in whatever types of investments that we believe are in our best interests.

We currently have one operating segment. As of December 31, 2020, we wholly owned and consolidated the operating results of one development project, the Williamsburg Moxy Hotel, and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

Our advisor is Lightstone Real Estate Income LLC, a Delaware limited liability company (the ’‘Advisor’’), which is majority owned by David Lichtenstein. On September 12, 2014, the Advisor contributed $200,000 to Lightstone Income Trust in exchange for 20,000 shares of common stock (“Common Shares”), or $10.00 per share. Mr. Lichtenstein also is a majority owner of the equity interests of The Lightstone Group, LLC. The Lightstone Group, LLC served as our Sponsor during our initial public offering (the “Offering”) which terminated on March 31, 2017. Mr. Lichtenstein owns 222,222 Common Shares which were issued on June 15, 2015 for $2.0 million, or $9.00 per share. Subject to the oversight of our board of directors (the “Board of Directors”) and pursuant to the terms of an advisory agreement, the Advisor has the primary responsibility for making investment decisions on our behalf and managing our day-to-day operations. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone Income Trust.

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

As of December 31, 2020, $13.5 million of principal advances and related accrued interest were outstanding.

Our Advisor and its affiliates are related parties. Certain of these entities are entitled to compensation and fees for services related to the investment of our assets during our acquisition, development, operational and liquidation stages. The compensation levels during our acquisition and operational stages are based on percentages of the cost of acquired properties or other investments and the annual revenue earned from such properties or other investments, and other such fees and expense reimbursement outlined in each of the respective agreements.

Primary Investment Objectives

Our primary investment objectives are:

●	to pay periodic distributions to our stockholders as required to maintain our qualification as a REIT; and

●	to preserve and protect our shareholders’ capital contribution.

Acquisition and Investment Policies

We have and intend to continue to seek opportunities to invest in real estate and real estate-related investments. Our real estate-related investments may include mezzanine loans, mortgage loans, bridge loans and preferred equity interests, with a focus on development-related investments, including those intended to finance development or redevelopment opportunities. We may also invest in debt and derivative securities related to real estate assets. A portion of our investments by value may be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly, owned by, our Sponsor, its affiliates or other real estate investment programs sponsored by it. Although we expect that most of our investments will be of these various types, we may make other investments. In fact, we may invest in whatever types of investments that we believe are in our best interests.

We have and expect to continue to focus our origination and acquisition activity on real estate-related investments secured by or related to properties located in the United States, including related-party investments. We sometimes refer to the foregoing types of investments as our targeted investments. We expect to target investments that generally will offer predictable current cash flow and/or attractive risk-adjusted returns based on the underwriting criteria established and employed by our advisor, which may include the anticipated leverage point, market and economic conditions, the location and quality of the underlying collateral and the borrower’s exit or refinancing plan. Our ability to continue to execute our investment strategy may be enhanced through access to our Sponsor’s extensive experience in financing real estate projects it has sponsored, as opposed to a strategy that relies solely on buying assets in the open market from third-party originators. We have and will continue to seek to build a portfolio that includes some of or all the following investment characteristics: (a) provides current income; (b) is secured by high-quality commercial real estate; (c) includes subordinate capital investments by strong sponsors that support its investments and provide downside protection; and (d) possesses strong structural features that maximize repayment potential, such as a clear exit or refinancing plan by the borrower.

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

We do not currently intend to exceed the leverage limit in our charter. We believe that careful use of debt helps us to achieve our diversification goals because we may have more funds available for investment. However, high levels of debt could cause us to incur higher interest charges and higher debt service payments, which would decrease the amount of cash available for distributions, if any, to our investors.

Distributions and Distributions Declared

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

Special Distribution

On December 21, 2020, the Board of Directors authorized a special distribution of $0.37 per share of common stock payable to stockholders of record as of December 31, 2020. The total special distribution of $3.2 million, which represents a portion of the proceeds generated from asset sales, was paid on or about January 15, 2021.

Total distributions declared during the years ended December 31, 2020 and 2019 were $4.0 million and $5.1 million, respectively.

Future distributions, if any, declared will be at the discretion of the Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, operating and interest expenses, our ability to refinance near-term debt, as well as the IRS’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. We cannot assure that any future distributions will be made or that we will maintain any particular level of distributions that we have previously established or may establish.

Share Repurchase Program

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to us, subject to restrictions. For the period from January 1 through March 24, 2020, we repurchased 57,800 shares of common stock pursuant to our share repurchase program at an average price of $9.53 per share. For the year ended December 31, 2019, we repurchased 70,038 Common Shares at an average price per share of $9.76 per share.

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

As of December 31, 2020 and 2019, we had no material uncertain income tax positions. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income, if any.

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

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic leading many countries, including the United States, particularly at the individual state level, to subsequently impose various degrees of restrictions and other measures, including, but not limited to, mandatory temporary closures, quarantine guidelines, limitations on travel, and “shelter in place” rules in an effort to reduce its duration and the severity of its spread. Although the COVID-19 pandemic has continued to evolve, most of these previously imposed restrictions and other measures have now been reduced and/or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic and its duration and extent is likely dependent on numerous developments such as the regulatory approval, mass production, administration and ultimate effectiveness of vaccines, as well as the timeline to achieve a level of sufficient herd immunity amongst the general population. Accordingly, the COVID-19 pandemic may continue to have negative effects on the overall health of the U.S. economy for the foreseeable future.

To-date, the COVID-19 pandemic has not had any significant impact on our Williamsburg Moxy Hotel development project. Our other investment is our approximately 33.3% membership interest in the 40 East End Ave. Joint Venture, which owns a luxury residential condominium project (the “40 East End Avenue Project”) located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final temporary certificates of occupancy, or TCO, in March 2020 and through December 31, 2020, six of the condominium units had been sold. The 40 East End Joint Venture has an outstanding loan on the 40 East End Project (the “Condo Loan”) which is currently scheduled to mature on December 19, 2021. Because of the impact of the COVID-19 pandemic on the pace of condominium unit sales, the 40 East End Ave. Joint Venture is engaged in discussions with the lender to extend the maturity date of the Condo Loan. However, there can be no assurance that the 40 East End Ave. Joint Venture will be successful in such endeavors.

The extent to which our business may be affected by the ongoing COVID-19 pandemic will largely depend on both current and future developments, all of which are highly uncertain and cannot be reasonably predicted.

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

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. Stockholders may obtain copies of our filings with the SEC, free of charge, from the website maintained by the SEC at http://www.sec.gov, or at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our office is located at 1985 Cedar Bridge Avenue, Lakewood, NJ 08701. Our telephone number is (732) 367-0129. Our website is www.lightstonecapitalmarkets.com.

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None applicable.

ITEM 2. PROPERTIES:

On July 17, 2019 we acquired four adjacent parcels of land located at 353-361 Bedford Avenue in Brooklyn, New York on which we intend to develop and construct the Williamsburg Moxy Hotel, a 210-room branded hotel. As of December 31, 2020, the Williamsburg Moxy Hotel, which we wholly own and consolidate, was under development.

As of December 31, 2020, we held an unconsolidated approximate 33.3% membership interest in the 40 East End Ave. Joint Venture, an affiliated real estate entity which owns the 40 East End Project, a luxury residential condominium project consisting of 29 condominium units located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. We account for our unconsolidated membership interests in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

Shareholder Information

As of March 15, 2021, we had approximately 8.5 million shares of common stock outstanding, held by a total of 2,046 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

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

Estimated Net Asset Value (“NAV”) and NAV per Share of Common Stock (“NAV per Share”)

On March 15, 2021, our Board of Directors determined and approved our estimated NAV of approximately $72.6 million and resulting estimated NAV per Share of $8.50, both as of December 31, 2020 and after the addition of principal advances made by our Sponsor under the Subordinated Agreement. In connection with our Offering, which terminated on March 31, 2017, our Sponsor funded an aggregate of approximately $12.6 million of principal advances. In the calculation of our estimated NAV as of December 31, 2020, no allocation of value was made to Subordinated advances – related party because the estimated NAV per Share did not exceed an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 8.0% as of that date.

The estimated NAV of our shares was calculated as of a particular point in time.  The estimated NAV of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets.  There is no assurance of the extent to which the current estimated valuation should be relied upon for any purpose after its effective date regardless that it may be published on any statement issued by us or otherwise.

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

Our estimated NAV per Share as of December 31, 2020 was calculated with the assistance of both our Advisor and Marshall & Steven’s Incorporated (“M&S”), an independent third-party valuation firm engaged by us to assist with the valuation of our assets, liabilities and any allocations of value to the Sponsor’s subordinated advances. Our Advisor recommended and our Board of Directors established the estimated NAV per Share as of December 31, 2020 based upon the analyses and reports provided by our Advisor and M&S. The process for estimating the value of our assets, liabilities and allocations of value to our Sponsor’s subordinated advances is performed in accordance with the provisions of the Investment Program Association (the “IPA”) Practice Guideline 2013-01, “Valuations of Publicly Registered Non-Listed REITs,” issued April 29, 2013. We believe that our valuations were developed in a manner reasonably designed to ensure their reliability.

The engagement of M&S with respect to our NAV per Share as of December 31, 2020 was approved by our Board of Directors, including all of our independent directors. M&S has extensive experience in conducting asset valuations, included valuations of commercial real estate, debt, properties and real estate-related investments.

With respect to our NAV per Share as of December 31, 2020, M&S prepared appraisal reports (the “M&S Appraisal Reports”) summarizing key inputs and assumptions on the two properties (collectively, the “M&S Appraised Properties”) in which we held ownership interests as of December 31, 2020.

M&S also prepared a NAV report (the “December 2020 NAV Report”) which estimated the NAV per Share as of December 31, 2020. The December 2020 NAV Report relied upon (i) M&S’s Appraisal Reports for the M&S Appraised Properties and (ii) our Advisor’s estimate of the value of cash and cash equivalents, other assets, mortgage payable, distributions payable and other liabilities to calculate our estimated NAV and NAV per Share as of December 31, 2020.

The table below sets forth the calculation of our estimated NAV and resulting estimated NAV per Share as of December 31, 2020 as well as the comparable calculation as of December 31, 2019:

	As of December 31, 2020		As of December 31, 2019
	Value	Per Share	Value	Per Share
Net Assets:
Real Estate Assets:
Construction in progress	$45,800,000		$38,500,000
Investments in unconsolidated affiliated real estate entities	15,582,758		41,092,779
Total real estate assets	61,382,758	$7.19	79,592,779	$9.26

Non-Real Estate Assets:
Cash and cash equivalents	31,406,204		13,730,832
Other assets	116,419		4,774,055
Total non-real estate assets	31,522,623	3.69	18,504,887	2.15
Total Assets	92,905,381	10.88	98,097666	11.41

Liabilities:
Mortgage payable, net	(16,000,000)		(15,656,241)
Distributions payable	(3,151,447)		(285,841)
Other liabilities	(1,178,674)		(536,668)
Total liabilities	(20,330,121)	(2.38)	(16,478,750)	(1.91)

Adjusted NAV after giving effect to principal advances from Sponsor under Subordinated Agreement	$72,575,260	$8.50	$81,618,916	$9.50

Shares of Common Stock Outstanding	8,537,424		8,595,224

Use of an Independent Valuation Firm

As discussed above, our Advisor is responsible for calculating our NAV. In connection with determining our NAV, our Advisor may rely on the material assistance or confirmation of a third-party valuation expert or service. In this regard, M&S was selected by our Board of Directors to assist our Advisor in the calculation of our estimated NAV and resulting estimated NAV per Share as of December 31, 2020. M&S services included appraising the M&S Appraised Properties and preparing the December 2020 NAV Report. M&S is engaged in the business of appraising commercial real estate properties and is not affiliated with us or the Advisor. The compensation we paid to M&S was based on the scope of work and not on the appraised values of our real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. The M&S Appraisal Reports were reviewed, approved, and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its reports, M&S did not, and was not requested to; solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us. In preparing its reports, M&S did not, and was not requested to solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.

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

M&S is actively engaged in the business of appraising commercial real estate properties and real estate related-investments similar to those owned or invested by us in connection with public security offerings, private placements, business combinations, and similar transactions. We do not believe that there are any material conflicts of interest between M&S, on the one hand, and us, the Sponsor, the Advisor, and our affiliates, on the other hand. Our Advisor engaged M&S on behalf of our Board of Directors to deliver their reports to assist in the NAV calculation as of December 31, 2020 and M&S received compensation for those efforts. In addition, we agreed to indemnify M&S against certain liabilities arising out of this engagement. M&S has previously assisted in our prior NAV calculations and has also been engaged by us for certain valuation services with respect to our investments. M&S may from time to time in the future perform other services for us and our Sponsor or other affiliates of the Sponsor, so long as such other services do not adversely affect the independence of M&S as certified in the M&S Appraisal Reports. During the past two years M&S has also been engaged to provide appraisal services to another non-traded REIT sponsored by our Sponsor for which it was paid usual and customary fees.

Although M&S considered any comments received from us and the Advisor relating to their reports, the final estimated fair values for the M&S Appraised Properties were determined by M&S. The reports were addressed to our Board of Directors to assist our Board of Directors in calculating an estimated NAV per Share as of December 31, 2020. The reports were not addressed to the public, may not be relied upon by any other person to establish an estimated NAV per Share, and do not constitute a recommendation to any person to purchase or sell any shares of our common stock.

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

Real Estate Assets

As of December 31, 2020, our real estate assets consist of (i) one wholly owned and consolidated development property (the Williamsburg Moxy Hotel) and (ii) one unconsolidated development property (the “40 East End Project”), held through our approximate 33.3% membership interest in a joint venture (the 40 East End Ave Joint Venture (collectively, the “Real Estate Assets”).

As described above, we engaged M&S to provide an appraisal of the M&S Appraised Properties as of December 31, 2020 consisting of the Williamsburg Moxy Hotel and the 40 East End Ave. Project.

In preparing their appraisal reports, M&S, among other things:

●	Performed a site visit of each property in connection with this assignment or other assignments;

●	Interviewed our officers or our Advisor’s personnel to obtain information relating to the physical condition of each appraised property, including known environmental conditions, status of ongoing or planned property additions and reconfigurations, and other factors for such properties;

●	Reviewed lease agreements for any properties subject to a long-term lease and discussed with us or the Advisor certain lease provisions and factors on each property; and

●	Reviewed the acquisition criteria and parameters used by real estate investors for properties similar to the subject properties, including a search of real estate data sources and publications concerning real estate buyer’s criteria, discussions with sources deemed appropriate, and a review of transaction data for similar properties.

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

The following summarizes the valuation approaches used for our Real Estate Assets:

Construction in progress:

On July 17, 2019, we acquired four adjacent parcels of land located at 353-361 Bedford Avenue in Brooklyn, New York (collectively, the “Williamsburg Land”), from unaffiliated third parties, for an aggregate purchase price of approximately $30.4 million, excluding closing and other acquisition related costs, on which we are developing and constructing a 216-room branded hotel (the “Williamsburg Moxy Hotel”).

As of December 31, 2020, the Williamsburg Moxy Hotel was under development and M&S deemed it appropriate to determine its fair value of approximately $45.8 million as of such date based on the estimated fair value of the Williamsburg Land of $35.7 million (using a sales comparison approach) plus other development costs incurred of $10.1 million.

The estimated fair value of the Williamsburg Moxy Hotel of $45.8 million compared to our carrying value of $40.5 million, both as of December 31, 2020, equates to an increase in value of 13.1%.

Investment in unconsolidated affiliated real estate entity:

We have an approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”), an affiliated real estate entity, which we account for in accordance with the equity method of accounting.

The 40 East End Ave. Joint Venture owns the 40 East End Avenue Project, a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final temporary certificates of occupancy, or TCO, in March 2020 and through December 31, 2020, six of the condominium units have been sold.

 M&S deemed it appropriate to determine the estimated fair value of the 40 East End Project as December 31, 2020 of approximately $138.9 million based on a DCF Analysis of estimated net sales proceeds and timing of sales for the remaining 23 unsold condominium units as well as the remaining estimated construction and carrying costs. M&S used a discount rate of 5.5% in the DCF Analysis.

While we believe that the assumptions utilized in the DCF Analysis are reasonable, any changes in these assumptions would affect the calculation of the estimated fair value of the 40 East End Project as of December 31, 2020. Although any of the assumptions could change, assuming only a 25-basis point increase and decrease in the discount rate to provide a hypothetical illustration of the possible result with all other factors remaining constant, the estimated fair value of the 40 East End Project would have decreased by $0.3 million and increased by $0.3 million, respectively, as of December 31, 2020.

As of December 31, 2020, the estimated fair value of our approximate 33.3% ownership interest in the 40 East End Ave. Joint Venture of approximately $15.6 million was calculated based on the appraised value of the 40 East End Project of $138.9 million plus all other non-real estate assets of $3.7 million; less (i) the estimated fair value of its outstanding mortgage indebtedness of $89.9 million and (ii) the preferred member’s equity interest of $6.0 million. The estimated fair value of our approximate 33.3% ownership interest in the 40 East End Ave. Joint Venture of $15.6 million compared to our carrying value of $11.0 million, both as of December 31, 2020, equates to an increase in value of 41.8%.

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

Mortgage payable: We have mortgage payable that bears interest at a variable rate. The estimated value of our variable-rate mortgage loan were deemed to approximate its carrying value because its interest rate moves in conjunction with changes to market interest rates.

Distributions payable: On December 21, 2020, the Board of Directors authorized a special distribution of $0.37 per Common Share payable to stockholders of record as of December 31, 2020. The total special distribution of $3.2 million, which represents a portion of the proceeds generated from asset sales, was paid on or about January 15, 2021. Due to its short maturity, the estimated fair value of our distribution payable approximates its carrying value.

Other liabilities:  Our other liabilities consist of our accounts payable and accrued expenses. The carrying values of these items were considered to equal their fair value due to their short maturities.

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

Accordingly, no allocations of value are made to our Subordinated advances – related party unless the estimated NAV per Share would have exceeded $10.00 per share plus a cumulative, pre-tax non-compounded annual return of 8.0% as of the indicated valuation date. In connection with our Offering, which terminated on March 31, 2017, our Sponsor funded an aggregate of approximately $12.6 million of principal advances under the Subordinated Agreement. In the calculation of our estimated NAV as of December 31, 2020, no allocation of value was made to our Subordinated advances – related party, because the estimated NAV per Share did not exceed an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 8.0% as of that date.

Historical Estimated NAV and NAV per Share

Additional information on our historical reported estimated NAV and NAV per Share as of December 31, 2019 may be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on March 30, 2020.

Limitations and Risks

As with any valuation methodology, the methodology used to determine our estimated NAV and resulting estimated NAV per Share is based upon a number of estimates and assumptions that may prove later not to be accurate or complete. Further, different market participants with different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive different estimated NAVs per share, which could be significantly different from the estimated NAV per Share approved by our Board of directors. The estimated NAV per Share approved by our Board of Directors does not represent the fair value of our assets less liabilities in accordance US GAAP, and such estimated NAV per Share is not a representation, warranty or guarantee that:

●	a stockholder would be able to resell his or her shares of common stock at the estimated NAV per Share;

●	a stockholder would ultimately realize distributions per share of common stock equal to the estimated NAV per Share upon liquidation of our assets and settlement of our liabilities or a sale of the company;

●	our shares of common stock would trade at the estimated NAV per Share on a national securities exchange;

●	an independent third-party appraiser or other third-party valuation firm would agree with the estimated NAV per Share; or

●	the methodology used to estimate our NAV per Share would be acceptable to FINRA or under the Employee Retirement Income Security Act with respect to their respective requirements.

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

The following factors may cause a stockholder not to ultimately realize distributions per share of common stock equal to the estimated NAV per Share upon liquidation:

●	The methodology used to determine estimated NAV per Share includes a number of estimates and assumptions that may not prove to be accurate or complete as compared to the actual amounts received in the liquidation;

●	In a liquidation, certain assets may not be liquidated at their estimated values because of transfer fees and disposition fees, which are not reflected in the estimated NAV calculation;

●	In a liquidation, debt obligations may have to be prepaid and the costs of any prepayment penalties may reduce the liquidation amounts. Prepayment penalties are not included in determining the estimated value of liabilities in determining estimated NAV;

●	In a liquidation, the real estate assets may derive a portfolio premium which premium is not considered in determining estimated NAV;

●	In a liquidation, the potential buyers of the assets may use different estimates and assumptions than those used in determining estimated NAV;

●	If the liquidation occurs through a listing of the common stock on a national securities exchange, the capital markets may value the Company’s net assets at a different amount than the estimated NAV. Such valuation would likely be based upon customary REIT valuation methodology including funds from operation, or FFO, multiples of other comparable REITs, FFO coverage of dividends and adjusted FFO payout of the Company’s anticipated dividend; and

●	If the liquidation occurs through a merger of the Company with another REIT, the amount realized for the common stock may not equal the estimated NAV per Share because of many factors including the aggregate consideration received, the make-up of the consideration (e.g., cash, stock or both), the performance of any stock received as part of the consideration during the merger process and thereafter, the reception of the merger in the market and whether the market believes the pricing of the merger was fair to both parties.

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

The prices at which stockholders who have held Common Shares for the required one-year period may sell Common Shares back to us are as follows:

●	in the case of the death of a stockholder: our current estimated value per Common Share;

●	the below percentages, except for in the case of the death of a stockholder, our estimated value per Common Share:

●	92.5% for stockholders who have continuously held their Common Shares for at least one year;

●	95% for stockholders who have continuously held their Common Shares for at least two years;

●	97.5% for stockholders who have continuously held their Common Shares for at least three years; and

●	100% for stockholders who have continuously held their Common Shares for at least four years.

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

For the period from January 1 through March 24, 2020, we repurchased 57,800 shares of common stock pursuant to our share repurchase program at an average price of $9.53 per share. For the year ended December 31, 2019, we repurchased 70,038 Common Shares at an average price per share of $9.76 per share.

On March 25, 2020, the Board of Directors amended the share repurchase program to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately.

Distributions

Distributions and Distributions Declared

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

Special Distribution

On December 21, 2020, the Board of Directors authorized a special distribution of $0.37 per share of common stock payable to stockholders of record as of December 31, 2020. The total special distribution of $3.2 million, which represents a portion of the proceeds generated from asset sales, was paid on or about January 15, 2021.

Total distributions declared during the years ended December 31, 2020 and 2019 were $4.0 million and $5.1 million, respectively.

Future distributions, if any, declared will be at the discretion of the Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, operating and interest expenses, our ability to refinance near-term debt, as well as the IRS’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. We cannot assure that any future distributions will be made or that we will maintain any particular level of distributions that we have previously established or may establish.

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

Overview

Lightstone Real Estate Income Trust Inc. (’‘Lightstone Income Trust’’), is a Maryland corporation, formed on September 9, 2014, which elected to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2016.

Lightstone Income Trust, together with its subsidiaries is collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns refers to Lightstone Income Trust or the Company as required by the context in which any such pronoun is used.

We currently have one operating segment. As of December 31, 2020, we wholly owned and consolidated the operating results of one development project, the Williamsburg Moxy Hotel and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

On July 17, 2019 we acquired four adjacent parcels of land located at 353-361 Bedford Avenue in Brooklyn, New York on which we are developing and constructing the Williamsburg Moxy Hotel, a 210-room branded hotel. As of December 31, 2020, the Williamsburg Moxy Hotel, which we wholly own and consolidate, was under development.

With respect to our unconsolidated property as of December 31, 2020, we held an approximate 33.3% membership interest in the 40 East End Ave. Joint Venture, an affiliated real estate entity which owns the 40 East End Project, a substantially complete luxury residential development project consisting of 29 condominium units on a parcel of land located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City.

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

As of December 31, 2020, $13.5 million of principal advances and related accrued interest were outstanding.

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

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic leading many countries, including the United States, particularly at the individual state level, to subsequently impose various degrees of restrictions and other measures, including, but not limited to, mandatory temporary closures, quarantine guidelines, limitations on travel, and “shelter in place” rules in an effort to reduce its duration and the severity of its spread. Although the COVID-19 pandemic has continued to evolve, most of these previously imposed restrictions and other measures have now been reduced and/or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic and its duration and extent is likely dependent on numerous developments such as the regulatory approval, mass production, administration and ultimate effectiveness of vaccines, as well as the timeline to achieve a level of sufficient herd immunity amongst the general population. Accordingly, the COVID-19 pandemic may continue to have negative effects on the overall health of the U.S. economy for the foreseeable future.

To-date, the COVID-19 pandemic has not had any significant impact on our Williamsburg Moxy Hotel development project. Our other investment is our approximately 33.3% membership interest in the 40 East End Ave. Joint Venture, which owns a luxury residential condominium project (the “40 East End Avenue Project”) located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final temporary certificates of occupancy, or TCO, in March 2020 and through December 31, 2020, six of the condominium units had been sold. The 40 East End Joint Venture has an outstanding loan on the 40 East End Project (the “Condo Loan”) which is currently scheduled to mature on December 19, 2021. Because of the impact of the COVID-19 pandemic on the pace of condominium unit sales, the 40 East End Ave. Joint Venture is engaged in discussions with the lender to extend the maturity date of the Condo Loan. However, there can be no assurance that the 40 East End Ave. Joint Venture will be successful in such endeavors.

The extent to which our business may be affected by the ongoing COVID-19 pandemic will largely depend on both current and future developments, all of which are highly uncertain and cannot be reasonably predicted.

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

To assist in understanding our results of operations and financial position, we have identified our critical accounting policies and discussed them below. These accounting policies are most important to the portrayal of our results and financial position, either because of the significance of the financial statement items to which they relate or because they require management’s most difficult, subjective or complex judgments.

Accounting for Development Projects

We incur a variety of costs in the development of a property. The costs of land and building under development include specifically identifiable costs. The capitalized costs include, but are not limited to, pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes and other costs incurred during the period of development. We cease capitalization when the development project is substantially complete and placed in service, which may occur in phases. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment.

Once the development project is placed in service, which may occur in phases or for an entire building or project, the costs capitalized to construction in progress are transferred to land and improvements, buildings and improvements, and furniture and fixtures on our consolidated balance sheets at the historical cost of the property.

Investments in Unconsolidated Entities

We evaluate our investments in other entities for consolidation. We consider our percentage interest in the joint venture, evaluation of control and whether a variable interest entity exists when determining if the investment qualifies for consolidation or if it should be accounted for as an unconsolidated investment under the equity method of accounting.

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

As of December 31, 2020 and 2019, we had no material uncertain income tax positions. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income, if any.

Results of Operations

Investments

Through December 31, 2020, we have made the following real estate and real estate-related investments:

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

The Cove Joint Venture

On January 31, 2017, we along with LSG Cove LLC, an affiliate of our Sponsor, our Sponsor’s other public program, Lightstone Value Plus Real Estate Investment Trust III, Inc. (“Lightstone III”) and Maximus Cove Investor LLC (“Maximus”), an unrelated third party acquired the membership interests in RP Maximus Cove L.L.C. (the “Cove Joint Venture”) from an unrelated third party. We, LSG Cove LLC, Lightstone III and Maximus had 22.5%, 45.0%, 22.5% and 10.0% membership interests in the Cove Joint Venture, respectively. The Cove Joint Venture owned and operated The Cove at Tiburon (the “Cove”), a multi-family complex consisting of 281-units, or 289,690 square feet, contained within 32 apartment buildings over 20.1 acres, located in Tiburon, California from January 31, 2017 through February 12, 2020 (see below).

We accounted for our 22.5% membership interest in the Cove Joint Venture in accordance with the equity method of accounting.

On February 12, 2020, we, LSG Cove LLC and Lightstone III subsequently redeemed our respective membership interests in the Cove Joint Venture for an aggregate redemption price of $87.6 million. In connection, with the redemption of our 22.5% membership interest in the Cove Joint Venture, we received proceeds of $21.9 million which resulted in the recognition of a gain on the disposition of unconsolidated affiliated real estate entity of $8.2 million during the first quarter of 2020.

As a result of the redemption of our 22.5% membership interest in the Cove Joint Venture on February 12, 2020, we no longer have an ownership interest in the Cove Joint Venture. During August 2020, we received $0.1 million of additional proceeds related to the redemption of our membership interest in the Cove Joint Venture and recognized a gain on the disposition of investment in unconsolidated affiliated real estate entity of $0.1 million during the third quarter of 2020. As a result, we have recognized an aggregate gain on the disposition of investment in unconsolidated affiliated real estate entity of $8.3 million during the year ended December 31, 2020.

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

The 40 East End Ave. Joint Venture, through affiliates, owns the 40 East End Avenue Project, a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final TCO in March 2020 and through December 31, 2020, six of the condominium units have been sold.

We account for our approximate 33.3% membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

Williamsburg Moxy Hotel

On July 17, 2019, we acquired four adjacent parcels of land located at 353-361 Bedford Avenue in Brooklyn, New York (collectively, the “Williamsburg Land”) on which we are developing and constructing a 210-room branded hotel (the “Williamsburg Moxy Hotel”). As of December 31, 2020, the Williamsburg Moxy Hotel was under development.

The operating results of our investments are reflected in our consolidated statements of operations commencing from their respective dates of acquisition.

See the Notes to Consolidated Financial Statements for additional information on our investments.

For the Year Ended December 31, 2020 vs. December 31, 2019

Investment income

Our investment income during the year ended December 31, 2020 consisted solely of interest income on our cash and cash equivalents and the Israeli Bonds. Our investment income during the year ended December 31, 2019 consisted of (i) preferred distributions related to our 105-109 W. 28th Street Preferred Investment and (ii) interest income earned on our cash and cash equivalents and the Israeli Bonds.

Our investment income decreased by $2.2 million to $0.2 million during the year ended December 31, 2020 compared to $2.4 million for the same period in 2019. The decrease reflects lower preferred distributions on our 105-109 W. 28th Street Preferred Investment of $1.6 million during the 2020 period resulting from the full redemption of the 105-109 W. 28th Street Preferred Investment during 2019 and by an aggregate decrease of $0.6 million of interest income earned on our cash and cash equivalents and the Israeli Bonds during the 2020 period.

Loss from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities during the year ended December 31, 2020 was $2.8 million compared to $4.4 million for the same period in 2019. Our loss from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the 40 East End Ave. Joint Venture and the Cove Joint Venture through the date of redemption of our membership interest on February 12, 2020. We account for our investments in unconsolidated affiliated real estate entities in accordance with the equity method of accounting. See Note 6 of the Notes to Consolidated Financial Statements for additional information.

General and administrative expenses

General and administrative expenses were $0.9 million during the year ended December 31, 2020 compared to $1.3 million for the same period in 2019. The decrease was primarily attributable to lower asset management fees during the 2020 period due to the redemption of our 22.5% membership interest in the Cove Joint Venture on February 12, 2020.

Foreign currency transaction loss

 We previously maintained funds in a bank account that was denominated in ILS and was re-measured into U.S. Dollars at the current exchange rate at the end of each reporting period. As of December 31, 2019, we maintained 4,455 ILS in a bank account, which was re-measured to $1,291, and was included in cash and cash equivalents on our consolidated balance sheet. During the first quarter of 2020, we converted all of our ILS to U.S. Dollars and as a result, no longer have any ILS in the bank account. For the years ended December 31, 2020 and 2019, our foreign currency transaction loss was $47,648 and $55,549, respectively.

Interest expense

Interest expense, which is attributable to the outstanding principal advances of $12.6 million included in Subordinated Advances – Related Party, was $186,954 for both the years ended December 31, 2020 and 2019. See Note 6 of the Notes to Financial Statements for additional information with to the outstanding principal advances and accrued interest thereon.

Financial Condition, Liquidity and Capital Resources

Overview:

For the year ended December 31, 2020, our primary source of funds were aggregate proceeds received in connection with the redemption of our membership interest in the Cove Joint Venture of $22.0 million and proceeds from the disposition of marketable securities (Israeli Bonds) of $4.1 million. As of December 31, 2020, we had cash and cash equivalents of $31.4 million.

We currently believe that our current available cash on hand will be sufficient to satisfy our expected cash requirements primarily consisting of our anticipated operating expenses, scheduled debt service, and any necessary capital contributions for our investments in unconsolidated affiliated real estate entities and distributions to our shareholders, if any, required to maintain our qualification as a REIT, and our development activities and certain construction costs associated with the Williamsburg Moxy Hotel for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next 12 months. However, we ultimately expect to obtain financing to fund a substantial portion of our construction costs for the Williamsburg Moxy Hotel. However, there can be no assurance we will be successful in obtaining construction financing at favorable terms, if at all.

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

The following table represents the fees incurred associated with the payments to the Advisor for the period indicated:

	For the Years Ended December 31,
	2020	2019
Acquisition fee (1)	$-	$304,195
Development cost reimbursement (2)	304,366	129,299
Asset management fees (general and administrative costs)	77,313	685,678

Total	$381,679	$1,119,172

(1)	Acquisition fees are capitalized and are included in the carrying value of our investment in the Williamsburg Moxy Hotel which is classified as construction in progress on the consolidated balance sheets.

(2)	Development costs that the we reimburse our Advisor for are capitalized and are included in the carrying value of our investment in the Williamsburg Moxy Hotel which is classified as construction in progress on the consolidated balance sheets.

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

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2020	Year Ended December 31, 2019

Net cash flows (used in)/provided by operating activities	$(730,702)	$637,774
Net cash flows provided by investing activities	19,694,626	3,731
Net cash flows (used in)/provided financing activities	(1,688,632)	9,326,330
Effect of exchange rate changes on cash and cash equivalents	(47,648)	(55,549)
Net change in cash, cash equivalents and restricted cash	17,227,644	9,912,286
Cash, cash equivalents and restricted cash, beginning of the year	14,263,182	4,350,896
Cash, cash equivalents and restricted cash, end of the period	$31,490,826	$14,263,182

Our principal sources of cash flow were derived from the disposition of our membership interest in the Cove Joint Venture and the sales of all of our Israeli Bonds. We believe our cash available on hand will provide us with sufficient resources to fund our operating expenses, our development activities and certain construction costs associated with the Williamsburg Moxy Hotel, expected debt service, any necessary capital contributions to our investments in unconsolidated affiliated real estate entities and distributions, if any, required to maintain our qualification as a REIT.

Operating activities

The net cash used in operating activities of $0.7 million during the year ended December 31, 2020 consisted of our net income of $4.8 million, a loss from our investments in unconsolidated affiliated real estate entities of $2.8 million and net changes in operating assets and liabilities of $0.2 million offset by an aggregate gain of $8.3 million on the disposition of our membership interest in the Cove Joint Venture and a gain of $0.3 million on the sale of our marketable securities.

Investing activities

The net cash provided by investing activities of $19.7 million during the 2020 period consisted of aggregate proceeds received in connection with the redemption of our membership interest in the Cove Joint Venture of $22.0 million and proceeds from the disposition of marketable securities of $4.1 million offset by development costs of $5.3 million associated with the Williamsburg Moxy Hotel and contributions to the 40 East End Ave. Joint Venture of $1.1 million.

Financing activities

The net cash used in financing activities of $1.7 million during the 2020 period consisted of distributions of $1.1 million to our common stockholders and redemptions and cancellation of shares of our common stock of $0.6 million.

Williamsburg Moxy Hotel

On July 17, 2019, we, through a subsidiary, acquired the Williamsburg Land, from unaffiliated third parties, for an aggregate purchase price of $30.4 million, excluding closing and other acquisition related costs, on which we are developing and constructing the Williamsburg Moxy Hotel. The acquisition was funded with cash on hand ($14.4 million) and proceeds from a mortgage loan ($16.0 million).

In connection with the closing of the acquisition of the Williamsburg Land, we simultaneously entered into a nonrecourse mortgage loan collateralized by the Williamsburg Land (the “Williamsburg Mortgage”) for $16.0 million. The Williamsburg Mortgage matures on August 9, 2021, bears interest at Libor plus 2.50% (2.64% as of December 31, 2020) and requires monthly interest-only payments through maturity with the principal balance due in full at maturity. As of December 31, 2020, the outstanding principal balance of the Williamsburg Mortgage was $16.0 million, which is presented on the consolidated balance sheet and is classified as Mortgage Payable, Net. Our totaled scheduled interest payments for 2021 through the maturity date of August 9, 2021 is $286,000.

We currently intend to seek to obtain construction financing on or before the maturity date of the Williamsburg Mortgage. There can be no assurance that we will be successful in obtaining construction financing or that it will be obtained at satisfactory terms. If we are unable to obtain construction financing prior to the maturity date of the Williamsburg Mortgage, we intend to refinance or repay the then outstanding balance with available cash on hand on or before its maturity date. We have no other maturities of mortgage debt over the next 12 months.

As of December 31, 2020, we incurred and capitalized to construction in progress an aggregate of $40.5 million consisting of acquisition and other costs attributable to development of the Williamsburg Moxy Hotel.

40 East End Ave. Joint Venture

On March 31, 2017, we entered into a joint venture agreement (the “40 East End Ave. Transaction”) with SAYT Master Holdco LLC, an entity majority-owned and controlled by David Lichtenstein, who also majority owns and controls our Sponsor, and a related party, (the “40 East End Seller”), providing for us to acquire approximately 33.3% of the 40 East End Seller’s approximate 100% membership interest in the 40 East End Ave. Joint Venture for aggregate consideration of $10.3 million.

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

The 40 East End Ave. Joint Venture, through affiliates, owns the 40 East End Avenue Project, a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final TCO in March 2020 and through December 31, 2020, six of the condominium units have been sold.

On March 21, 2017, the 40 East End Ave. Joint Venture obtained financing from a financial institution of up to $85.3 million (the “40 East End Ave. Mortgage”) for the land acquisition and construction of the 40 East End Ave. Project. On December 19, 2019, the 40 East End Ave. Joint Venture refinanced the 40 East End Ave. Mortgage with a loan (the “Condo Loan”) from another financial institution of $95.2 million, of which $90.2 million was initially funded at closing and the remaining $5.0 million was subsequently advanced in April 2020. The Condo Loan matures on December 19, 2021, bears interest at LIBOR plus 2.45%, which is payable monthly, and requires principal payments to be made at certain prescribed amounts from proceeds from the sales of condominium units.

During 2020, the 40 East End Ave. Joint Venture made aggregate principal payments of $5.3 million on the Condo Loan reducing its outstanding principal balance to $90.7 million ($89.9 million, net of deferred financing costs) as of December 31, 2020. These principal payments were made with proceeds from the sales of condominium units totaling $3.3 million and a balloon payment of $2.0 million, of which our proportionate share was $0.7 million.

Pursuant to the terms of the Condo Loan, the 40 East End Ave. Joint Venture was required to make a principal paydown on December 19, 2020 if the then outstanding principal balance of the Condo Loan had not been paid down to at least $81.0 million as of that date. However, in lieu of a required principal paydown of $11.7. million, the lender agreed to accept an immediate principal paydown of $2.0 million, which was paid on December 18, 2020, and allow for the remaining required principal paydown of $9.7 million to be paid during the first quarter of 2021, which was paid in March 2021. The 40 East End Ave. Joint Venture used proceeds from the sales of condominium units which closed in the first quarter of 2021 to make the remaining required principal paydown. The 40 East End Ave. Joint Venture will be required to make another principal paydown on June 19, 2021 if principal paydowns from additional condominium sales proceeds do not reduce the outstanding principal balance of the Condo Loan to at least $73.0 million as of that date.

In connection with the closing of the Condo Loan , the 40 East End Ave. Joint Venture used a portion of the initial loan proceeds to (i) fully repay the then outstanding principal balance of $80.3 million plus accrued and unpaid interest of $0.2 million for the 40 East End Ave. Mortgage and (ii) redeem $9.5 million of Lightstone I’s Preferred Contributions. Additionally, in connection with the refinancing, the 40 East End Ave. Joint Venture recognized a loss on the early extinguishment of debt of $0.8 million during the fourth quarter of 2019, of which our proportionate share was $0.3 million.

The Condo Loan is scheduled to mature on December 19, 2021. Because of the impact of the COVID-19 pandemic on the pace of condominium unit sales, the 40 East End Ave. Joint Venture is engaged in discussions with the lender to extend the maturity date of the Condo Loan. However, there can be no assurance that the 40 East End Ave. Joint Venture will be successful in such endeavors.

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

On December 26, 2019, the 40 East End Ave. Joint Venture redeemed an additional $3.5 million of Lightstone I’s Preferred Contributions. As a result, Lightstone I’s outstanding Preferred Contributions were $17.0 million as of December 31, 2019. An additional $11.0 million of Lightstone I’s Preferred Contributions were redeemed on February 13, 2020 reducing Lightstone I’s Preferred Contributions to $6.0 million, which remains outstanding as of December 31, 2020.

Subsequent to our acquisition through December 31, 2020, we have made an aggregate of $5.7 million (including $1.1 million and $0.8 million during the years ended December 31, 2020 and 2019, respectively) of additional capital contributions to the 40 East End Ave. Joint Venture.

Other than our proportionate share of any required balloon payments that may become due under the Condo Loan, we do not expect to make any significant capital contributions to the 40 East End Ave. Joint Venture over the next 12 months. Additionally, we do not expect to receive any distributions from the 40 East End Ave. Joint Venture over the next 12 months as substantially all of proceeds from any sales of condominium units must first be used to pay-down the Condo Loan and thereafter to redeem Lightstone I’s remaining Preferred Contributions.

Distributions and Distributions Declared

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

Special Distribution

On December 21, 2020, the Board of Directors authorized a special distribution of $0.37 per share of common stock payable to stockholders of record as of December 31, 2020. The total special distribution of $3.2 million, which represents a portion of the proceeds generated from asset sales, was paid on or about January 15, 2021.

Total distributions declared during the years ended December 31, 2020 and 2019 were $4.0 million and $5.1 million, respectively.

Future distributions, if any, declared will be at the discretion of the Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, operating and interest expenses, our ability to refinance near-term debt, as well as the IRS’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. We cannot assure that any future distributions will be made or that we will maintain any particular level of distributions that we have previously established or may establish.

Share Repurchase Program

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to us, subject to restrictions. For the period from January 1 through March 24, 2020, we repurchased 57,800 shares of common stock pursuant to our share repurchase program at an average price of $9.53 per share. For the year ended December 31, 2019, we repurchased 70,038 Common Shares at an average price per share of $9.76 per share.

On March 25, 2020, the Board of Directors amended the share repurchase program to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately.

New Accounting Pronouncements

See Note 2 to the Notes to Consolidated Financial Statements for further information concerning accounting standards that we have not yet been required to adopt and may be applicable to our future operations.

ITEM 8. FINANCIAL STATEMENTS

Lightstone Real Estate Income Trust Inc. and Subsidiaries
(a Maryland corporation)

Index

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2020 and 2019	F-3

Consolidated Statements of Operations for the years ended December 31, 2020 and 2019	F-4

Consolidated Statements of Comprehensive Income for the years ended December 31, 2020 and 2019	F-5

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020 and 2019	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lightstone Real Estate Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightstone Real Estate Income Trust, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

EISNERAMPER LLP

Iselin, New Jersey

March 19, 2021

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
Assets

Investment property:
Construction in progress	$40,479,640	$34,217,619
Investments in unconsolidated affiliated real estate entities	10,988,023	26,397,804
Cash and cash equivalents	31,406,204	13,730,832
Marketable securities, available for sale	-	4,161,781

Restricted cash and other assets	116,419	612,275

Total Assets	$82,990,286	$79,120,311

Liabilities and Stockholders’ Equity

Mortgage payable, net	$16,000,000	$15,656,241
Accounts payable and other accrued expenses	1,178,674	536,668
Distributions payable	3,151,447	285,841
Subordinated advances - related party	13,451,692	13,264,738

Total Liabilities	33,781,813	29,743,488

Commitments and Contingencies

Stockholders’ Equity:

Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 8.5 million and 8.6 million shares issued and outstanding, respectively	85,374	85,952
Additional paid-in-capital	71,665,213	72,215,685
Accumulated other comprehensive income	-	400,089
Accumulated deficit	(22,542,114)	(23,324,903)
Total Stockholders’ Equity	49,208,473	49,376,823

Total Liabilities and Stockholders’ Equity	$82,990,286	$79,120,311

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2020	2019
Income/(Loss):
Investment income	$166,119	$2,410,030
Gain from disposition of investment in unconsolidated affiliated real estate entity	8,300,837	-
Gain on sale of marketable securities	264,589	-
Loss from investments in unconsolidated affiliated real estate entities	(2,840,359)	(4,415,918)

Total income/(loss)	5,891,186	(2,005,888)

Expenses:
General and administrative costs	870,606	1,292,776
Interest expense	186,954	186,954
Foreign currency transaction loss	47,648	55,549
Total expenses	1,105,208	1,535,279

Net income/(loss)	$4,785,978	$(3,541,167)

Net income/(loss) per common share, basic and diluted	$0.56	$(0.41)

Weighted average number of common shares outstanding, basic and diluted	8,542,162	8,616,619

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2020	2019

Net income/(loss)	$4,785,978	$(3,541,167)

Other comprehensive income:
Holding (loss)/gain on marketable securities, available for sale	(135,500)	400,089
Reclassification adjustment for gain included in net income	(264,589)	-

Other comprehensive (loss)/income	(400,089)	400,089

Comprehensive income/(loss)	$4,385,889	$(3,141,078)

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Accumulated Other
	Common		Paid-In	Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income	Deficit	Equity

BALANCE, December 31, 2018	8,665,262	$86,653	$72,898,310	$-	$(14,653,270)	$58,331,693

Net loss	-	-	-	-	(3,541,167)	(3,541,167)
Distributions declared (a)	-	-	-	-	(5,130,466)	(5,130,466)
Other comprehensive income	-	-	-	400,089	-	400,089
Redemption and cancellation of shares	(70,038)	(701)	(682,625)	-	-	(683,326)

BALANCE, December 31, 2019	8,595,224	$85,952	$72,215,685	$400,089	$(23,324,903)	$49,376,823

Net income	-	-	-	-	4,785,978	4,785,978
Distributions declared (b)	-	-	-	-	(4,003,189)	(4,003,189)
Other comprehensive loss	-	-	-	(400,089)	-	(400,089)
Redemption and cancellation of shares	(57,800)	(578)	(550,472)	-	-	(551,050)

BALANCE, December 31, 2020	8,537,424	$85,374	$71,665,213	$-	$(22,542,114)	$49,208,473

(a)	Dividends per share were $0.60.
(b)	Dividends per share were $0.47.

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$4,785,978	$(3,541,167)
Adjustments to reconcile net income/(loss) to net cash (used in)/provided by operating activities:
Loss from investments in unconsolidated affiliated real estate entities	2,840,359	4,415,918
Gain from disposition of investment in unconsolidated affiliated real estate entity	(8,300,837)
Gain on sale of marketable securities	(264,589)
Amortization of discount on debt securities	(30,196)	(309,658)
Foreign currency transaction loss	47,648	55,549
Changes in assets and liabilities:
Increase in other assets	(36,678)	(69,343)
Increase in accrued interest on marketable securities	-	(27,595)
Decrease in due from related parties	86	-
Increase/(decrease) in accounts payable and other accrued expenses	40,573	(14,901)
Increase in accrued interest on subordinated advances - related party	186,954	186,954
Decrease in due to related parties	-	(57,983)

Net cash (used in)/provided by operating activities	(730,702)	637,774

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(5,316,829)	(33,541,962)
Purchase of marketable securities	-	(4,654,015)
Proceeds from sale of marketable securities	4,141,195	1,229,576
Proceeds from disposition of investment in unconsolidated affiliated real estate entity	21,989,574	-
Distributions from unconsolidated affiliated real estate entities	-	932,104
Proceeds from preferred investment in related party	-	37,000,000
Investments in unconsolidated affiliated real estate entities	(1,119,314)	(961,972)

Net cash provided by investing activities	19,694,626	3,731

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	-	16,000,000
Payment of loan fees and expenses	-	(558,312)
Redemption and cancellation of common stock	(551,050)	(683,326)
Distributions paid to Company’s common stockholders	(1,137,582)	(5,432,032)

Net cash (used in)/provided by financing activities	(1,688,632)	9,326,330

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(47,648)	(55,549)

Net change in cash and cash equivalents and restricted cash	17,227,644	9,912,286
Cash and cash equivalents and restricted cash, beginning of year	14,263,182	4,350,896

Cash and cash equivalents and restricted cash, end of year	$31,490,826	$14,263,182

Supplemental disclosure of cash flow information:
Holding loss/gain on marketable securities, available for sale	$-	$400,089
Distributions declared, but not paid	$3,151,447	$285,841
Non-cash purchase of investment property	$980,649	$461,104
Amortization of deferred financing costs included in construction in progress	$343,759	$214,553

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020 and 2019

1. Structure

Lightstone Real Estate Income Trust Inc. (’‘Lightstone Income Trust’’), is a Maryland corporation, formed on September 9, 2014, which elected to qualify as a real estate investment trust (’‘REIT’’) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2016.

Lightstone Income Trust, together with its subsidiaries is collectively referred to as the ’‘Company’’ and the use of ’‘we,’’ ’‘our,’’ ’‘us’’ or similar pronouns refers to Lightstone Income Trust or the Company as required by the context in which any such pronoun is used.

The Company has and intends to continue to seek opportunities to invest in real estate and real estate-related investments. The Company’s real estate-related investment may include mezzanine loans, mortgage loans, bridge loans and preferred equity interests, with a focus on development-related investments, including investments intended to finance development or redevelopment opportunities. The Company may also invest in debt and derivative securities related to real estate assets. A portion of the Company’s investments by value may be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly owned by, The Lightstone Group, LLC (the “Sponsor”), its affiliates or other real estate investment programs it sponsors. Although the Company expects that most of its investments will be of these various types, it may also make other investments. In fact, it may invest in whatever types of investments that it believes are in its best interests.

The Company currently has one operating segment. As of December 31, 2020, it wholly owned and consolidated the operating results of one development project, the Williamsburg Moxy Hotel and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). The Company accounts for its unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

The Company’s advisor is Lightstone Real Estate Income LLC (the “Advisor”), which is majority owned by David Lichtenstein. On September 12, 2014, the Advisor contributed $200,000 for 20,000 shares of common stock (“Common Shares”), or $10.00 per share of the Lightstone Income Trust. Mr. Lichtenstein also is a majority owner of the equity interests of The Lightstone Group, LLC. The Lightstone Group, LLC served as the Company’s Sponsor during its initial public offering (the “Offering”) which terminated on March 31, 2017. Mr. Lichtenstein owns 222,222 Common Shares which were issued on June 15, 2015 for $2.0 million, or $9.00 per share. Subject to the oversight of the Company’s board of directors (the “Board of Directors”) and pursuant to the terms of an advisory agreement, the Advisor has the primary responsibility for making investment decisions on behalf of the Company and managing its day-to-day operations. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone Income Trust.

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
For the Years Ended December 31, 2020 and 2019

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone Income Trust and its subsidiaries (over which it exercises financial and operating control).  All inter-company balances and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of real estate and investments in other real estate entities. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

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

If required by the Company’s lenders, restricted cash is held in escrow accounts for anticipated capital expenditures, real estate taxes, and/or other reserves for certain of our consolidated properties. Capital reserves are typically utilized for non-operating expenses such as major capital expenditures. Alternatively, a lender may require its own formula for an escrow of capital reserves.

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:

	December 31,
	2020	2019
Cash and cash equivalents	$31,406,204	$13,730,832
Restricted cash	84,622	532,350

Total cash, cash equivalents and restricted cash	$31,490,826	$14,263,182

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

Accounting for Development Projects

The Company incurs a variety of costs in the development of a property. The costs of land and building under development include specifically identifiable costs. The capitalized costs include, but are not limited to, pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes and other costs incurred during the period of development. The Company ceases capitalization when the development project is substantially complete and placed in service, which may occur in phases. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020 and 2019

Once the development project is placed in service, which may occur in phases or for an entire building or project, the costs capitalized to construction in progress are transferred to land and improvements, buildings and improvements, and furniture and fixtures on the Company’s consolidated balance sheets at the historical cost of the property.

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

Investments in Unconsolidated Entities

The Company evaluates its investments in other entities for consolidation. It considers its percentage interest in the joint venture, evaluation of control and whether a variable interest entity exists when determining whether or not the investment qualifies for consolidation or if it should be accounted for as an unconsolidated investment under either the equity method of accounting.

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
For the Years Ended December 31, 2020 and 2019

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

Deferred Financing Costs

Deferred financing costs are recorded at cost and consist of loan fees and other direct costs incurred in issuing debt. Amortization of deferred financing costs is computed using a method that approximates the effective interest method over the term of the related debt and is included in interest expense in the consolidated statements of operations. Unamortized deferred financing costs are included as a direct deduction from the related debt in the consolidated balance sheets.

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

As of December 31, 2020 and 2019, the Company had no material uncertain income tax positions. Additionally, even if the Company continues to qualify as a REIT, it may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on its undistributed income.

Marketable Securities

Marketable securities may consist of equity and debt securities that are designated as available-for-sale. Marketable debt securities are recorded at fair value and unrealized holding gains or losses are reported as a component of accumulated other comprehensive income. Marketable equity securities are recorded at fair value and unrealized holding gains and losses are recognized on the consolidated statements of operations.

Realized gains or losses resulting from the sale of these marketable securities are determined based on the specific identification of the securities sold. An impairment charge is recognized when the decline in the fair value of a debt security below the amortized cost basis is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration and severity of any decline in fair value below our amortized cost basis, any adverse changes in the financial condition of the issuers and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020 and 2019

Foreign Currency Transactions

The Company previously maintained funds in a bank account that was denominated in New Israeli Shekel (“ILS”) and was re-measured into U.S. Dollars at the current exchange rate at the end of each reporting period. As of December 31, 2019, we maintained approximately 4,455 ILS in a bank account, which was re-measured to $1,291, and was included in cash and cash equivalents on our consolidated balance sheet. During the first quarter of 2020, we converted all of our ILS to U.S. Dollars and as a result, no longer have any ILS in the bank account.  For the years ended December 31, 2020 and 2019, the Company recorded foreign currency transaction losses of $47,648 and $55,549, respectively, to reflect both the exchange rate at the end of the reporting period and the effect of exchange rate changes on the amount of functional currency paid or received while settling transactions during the periods.

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash and other assets, mortgage payable, accounts payable and other accrued expenses and due to related parties approximate their fair values because of the short maturity of these instruments.

Net Earnings per Common Share

Net earnings per Common Share on a basic and fully diluted basis is earnings divided by the weighted average number of shares of common stock outstanding. The Company does not have any potentially dilutive securities.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic leading many countries, including the United States, particularly at the individual state level, to subsequently impose various degrees of restrictions and other measures, including, but not limited to, mandatory temporary closures, quarantine guidelines, limitations on travel, and “shelter in place” rules in an effort to reduce its duration and the severity of its spread. Although the COVID-19 pandemic has continued to evolve, most of these previously imposed restrictions and other measures have now been reduced and/or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic and its duration and extent is likely dependent on numerous developments such as the regulatory approval, mass production, administration and ultimate effectiveness of vaccines, as well as the timeline to achieve a level of sufficient herd immunity amongst the general population. Accordingly, the COVID-19 pandemic may continue to have negative effects on the overall health of the U.S. economy for the foreseeable future.

To-date, the COVID-19 pandemic has not had any significant impact on the Company’s Williamsburg Moxy Hotel development project. The Company’s other investment is its approximately 33.3% membership interest in the 40 East End Ave. Joint Venture, which owns a luxury residential condominium project (the “40 East End Avenue Project”) located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final temporary certificates of occupancy, or TCO, in March 2020 and through December 31, 2020, six of the condominium units had been sold. The 40 East End Joint Venture has an outstanding loan on the 40 East End Project (the “Condo Loan”) which is currently scheduled to mature on December 19, 2021. Because of the impact of the COVID-19 pandemic on the pace of condominium unit sales, the 40 East End Ave. Joint Venture is engaged in discussions with the lender to extend the maturity date of the Condo Loan. However, there can be no assurance that the 40 East End Ave. Joint Venture will be successful in such endeavors. See Note 6 for additional information.

The extent to which the Company’s business may be affected by the ongoing COVID-19 pandemic will largely depend on both current and future developments, all of which are highly uncertain and cannot be reasonably predicted.

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
For the Years Ended December 31, 2020 and 2019

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

As of December 31, 2020, the Company incurred and capitalized to construction in progress an aggregate of $40.5 million consisting of acquisition and other costs attributable to the development of the Williamsburg Moxy Hotel. During the years ended December 31, 2020 and 2019, the Company capitalized interest of approximately $1.0 million and $0.5 million, respectively, in connection with the development of the Williamsburg Moxy Hotel.

Williamsburg Mortgage

In connection with the closing of the acquisition of the Williamsburg Land, the Company simultaneously entered into a nonrecourse mortgage loan collateralized by the Williamsburg Land (the “Williamsburg Mortgage”) for $16.0 million. The Williamsburg Mortgage matures on August 9, 2021, bears interest at Libor plus 2.50% (2.64% as of December 31, 2020) and requires monthly interest-only payments through maturity with the principal balance due in full at maturity. As of December 31, 2020, the outstanding principal balance of the Williamsburg Mortgage was $16.0 million, which is presented on the consolidated balance sheet and is classified as Mortgage Payable, Net..

The Company currently intends to seek to obtain construction financing on or before the maturity date of the Williamsburg Mortgage. There can be no assurance that the Company will be successful in obtaining construction financing or that it will be obtained at satisfactory terms. If the Company is unable to obtain construction financing prior to the maturity date of the Williamsburg Mortgage, it intends to refinance or repay the then outstanding balance with available cash on hand on or before its maturity date. The Company has no other maturities of mortgage debt over the next 12 months.

4. Marketable Securities and Fair Value Measurements

Marketable Securities

During 2019, the Company acquired unsecured corporate bonds that are publicly traded on the Tel Aviv Stock Exchange (the “Israeli Bonds”) and are denominated in new Israeli Shekels, or ILS. The fair value of the Israeli Bonds was translated using period-end exchange rates. Gains and losses resulting from the changes in exchange rates and market prices from period to period were reported as a component of accumulated other comprehensive income. As of December 31, 2019, the Company did not recognize any impairment charges. The fair value of the Company’s investments in debt securities were measured using quoted prices in markets that were not active. As of December 31, 2019, all of the Company’s debt securities were classified as Level 2 assets and there were no transfers between the level classifications during the year ended December 31, 2019. During the first quarter of 2020, the Company sold all of the Israeli Bonds and recognized a gain on the sale of marketable securities of $0.3 million. As a result, the Company does not have any remaining marketable securities at December 31, 2020.

The following is a summary of the Company’s available for sale securities as of December 31, 2019:

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Israeli Bonds	$3,761,692	$400,089	$-	$4,161,781

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020 and 2019

5. Stockholders’ Equity

Preferred Stock

The Company’s charter authorizes the Company’s board of directors to designate and issue one or more classes or series of preferred stock without approval of the holders of Common Shares. On February 11, 2015, the Company amended and restated its charter to authorize the issuance of 50,000,000 shares of preferred stock. Prior to the issuance of shares of each class or series, the board of directors will be required by Maryland law and by the charter to set, subject to the charter restrictions on ownership and transfer of stock, the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of each class or series of preferred stock so issued, which may be more beneficial than the rights, preferences and privileges attributable to Common Shares. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. As of December 31, 2020, the Company had not issued any shares of preferred stock.

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

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020 and 2019

Special Distribution

On December 21, 2020, the Board of Directors authorized a special distribution of $0.37 per share of common stock payable to stockholders of record as of December 31, 2020. The total special distribution of $3.2 million, which represents a portion of the proceeds generated from asset sales, was paid on or about January 15, 2021.

Total distributions declared during the years ended December 31, 2020 and 2019 were $4.0 million and $5.1 million, respectively.

Future distributions, if any, declared will be at the discretion of the Board of Directors based on their analysis of the Company’s performance over the previous periods and expectations of performance for future periods. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, operating and interest expenses, the Company’s ability to refinance near-term debt, as well as the IRS’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. The Company cannot assure that any future distributions will be made or that it will maintain any particular level of distributions that it has previously established or may establish.

Share Repurchase Program

The Company’s share repurchase program may provide its stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to the Company, subject to restrictions. For the year ended December 31, 2019, the Company repurchased 70,038 Common Shares at an average price per share of $9.76 per share. For the period from January 1 through March 24, 2020, the Company repurchased 57,800 Common Shares pursuant to its share repurchase program at an average price of $9.53 per share.

On March 25, 2020, the Board of Directors amended the share repurchase program to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020 and 2019

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

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020 and 2019

Liquidation/Listing Stage

Fees	Amount
Disposition Fee	For substantial assistance in connection with the sale of investments and based on the services provided, as determined by the Company’s independent directors, the Company will pay to the Advisor or any of its affiliates a disposition fee equal to up to 1% of the contractual sales price of each investment sold. The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt instrument unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (a) 1% of the principal amount of the debt prior to such transaction; and (b) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of debt, the Company will pay a disposition fee upon the sale of such property.

Annual Subordinated Performance Fee	The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the annual return to holders of Common Shares, payable annually in arrears. Specifically, in any year in which holders of Common Shares receive payment of an 8% annual cumulative, pre-tax, non- compounded return on the aggregate capital contributed by them, the Advisor will be entitled to 15% of the amount in excess of the 8% per annum return; provided, that the annual subordinated performance fee will not exceed 10% of the aggregate return paid to the holders of Common Shares for the applicable year, and provided, further, that the annual subordinated performance fee will not be paid unless and until holders of Common Shares receive a return of the aggregate capital contributed by them. This fee will be payable only from net sales proceeds, which results in, or is deemed to result in, the return on the aggregate capital contributed by holders of Common Shares plus 8% per annum thereon.

Subordinated Participation in Net Sales Proceeds (payable only if the Company is not listed on an exchange and the advisory agreement is not terminated or non-renewed)	The Advisor will receive from time to time, when available, including in connection with a merger, consolidation or sale, or other disposition of all or substantially all the Company’s assets, 15% of remaining “net sales proceeds” (as defined in the Company’s charter) after return of capital contributions plus payment to holders of Common Shares of an 8% annual cumulative, pre-tax, non-compounded return on the aggregate capital contributed by them.

Subordinated Incentive Listing Fee (payable only if the Company is listed on an exchange)	Upon the listing of the Common Shares on a national securities exchange, including a listing in connection with a merger or other business combination, the Advisor will receive a fee equal to 15% of the amount by which the sum of the Company’s market value (determined after listing) plus distributions attributable to net sales proceeds paid to the holders of Common Shares exceeds the sum of the aggregate capital contributed by them plus an amount equal to an 8% annual cumulative, pre-tax, non-compounded return.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the period indicated:

	For the Years Ended December 31,
	2020	2019
Acquisition fee (1)	$-	$304,195
Development cost reimbursement (2)	304,366	129,299
Asset management fees (general and administrative costs)	77,313	685,678

Total	$381,679	$1,119,172

(1)	Acquisition fees are capitalized and are included in the carrying value of our investment in the Williamsburg Moxy Hotel which is classified as construction in progress on the consolidated balance sheets.
(2)

Development costs that we reimburse our Advisor for are capitalized and are included in the carrying value of our investment in the Williamsburg Moxy Hotel which is classified as construction in progress on the consolidated balance sheets.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020 and 2019

Investments in Unconsolidated Affiliated Real Estate Entities

The entities listed below are or were partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in the unconsolidated affiliated real estate entities is as follows:

			As of
Entity	Date Acquired	Ownership %	December 31, 2020	December 31, 2019
RP Maximus Cove, L.L.C. (the “Cove Joint Venture”)	January 31, 2017	22.50%	$-	$13,846,410
40 East End Ave. Pref Member LLC ( “40 East End Ave. Joint Venture”)	March 31, 2017	33.30%	10,988,023	12,551,394
Total investments in unconsolidated affiliated real estate entities			$10,988,023	$26,397,804

The Cove Joint Venture

On January 31, 2017, the Company, through its wholly owned subsidiary, REIT IV COVE LLC along with LSG Cove LLC, an affiliate of the Sponsor and a related party, REIT III COVE LLC, a subsidiary of the operating partnership of Lightstone Value Plus Real Estate Investment Trust III, Inc., a real estate investment trust also sponsored by the Company’s Sponsor and a related party and Maximus Cove Investor LLC (“Maximus”), an unrelated third party, completed the acquisition of all of RP Cove, L.L.C’s membership interest in RP Maximus Cove, L.L.C. (the “Cove Joint Venture”) for aggregate consideration of approximately $255.0 million (the “Cove Transaction”). The Cove Joint Venture owns and operates The Cove at Tiburon (the “Cove”), a 281-unit, luxury waterfront multifamily residential property located in Tiburon, California from January 31, 2017 through February 12, 2020 (see below). Prior to entering into the Cove Transaction, Maximus previously owned a separate noncontrolling interest in the Cove Joint Venture.

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

During August 2020, the Company received $0.1 million of additional proceeds related to the redemption of its membership interest in the Cove Joint Venture and recognized a gain on the disposition of investment in unconsolidated affiliated real estate entity of $0.1 million during the third quarter of 2020. As a result, the Company has recognized an aggregate gain on the disposition of investment in unconsolidated affiliated real estate entity of approximately $8.3 million during the year ended December 31, 2020.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020 and 2019

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

The following table represents the condensed income statements for the Cove Joint Venture:

(amounts in thousands)	For the Period January 1 through February 12, 2020	For the Year Ended December 31, 2019
Revenues	$1,375	$16,129

Property operating expenses	430	5,057
General and administrative costs	13	119
Depreciation and amortization	960	11,498
Operating loss	(28)	(545)

Loss on debt extinguishment	-	(1,521)
Interest expense and other, net	(652)	(9,424)
Net loss	$(680)	$(11,490)
Company’s share of net loss (22.5%)	$(153)	$(2,585)
Adjustment to depreciation and amortization expense (1)	(5)	(40)
Company’s loss from investment	$(158)	$(2,625)

The following table represents the condensed balance sheets for the Cove Joint Venture:

As of
(amounts in thousands)	December 31, 2019
Real estate, at cost (net)	$138,045
Cash and restricted cash	1,491
Other assets	1,141
Total assets	$140,677

Mortgage payable, net	$178,353
Other liabilities	1,339
Members’ deficit (1)	(39,015)
Total liabilities and members’ deficit	$140,677

(1)	The adjustment to depreciation and amortization expense related to the difference between the Company’s basis in the Cove Joint Venture and the amount of the underlying equity in net assets of the Cove Joint Venture.

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

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020 and 2019

The Company’s ownership interest in the 40 East End Ave. Joint Venture is a non-managing interest. Because the Company exerts significant influence over but does not control the 40 East End Ave. Joint Venture, it accounts for its ownership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting. All contributions to and distributions of earnings from the 40 East End Ave. Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the 40 East End Ave. Joint Venture are made to the members pursuant to the terms of its operating agreement. The Company commenced recording its allocated portion of earnings and cash distributions, if any, from the 40 East End Ave. Joint Venture beginning as of March 31, 2017 with respect to its membership interest of approximately 33.3% in the 40 East End Ave. Joint Venture. Additionally, Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a real estate investment trust also sponsored by the Company’s Sponsor, made $30.0 million of preferred equity contributions (the “Preferred Contributions”) to a subsidiary of the 40 East End Ave. Joint Venture, pursuant to an instrument that entitles Lightstone I to monthly preferred distributions at a rate of 12% per annum. No distributions may be paid to the members until the Preferred Contributions are redeemed in full.

The 40 East End Ave. Joint Venture, through affiliates, owns the 40 East End Avenue Project, a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final TCO in March 2020 and through December 31, 2020, six of the condominium units have been sold.

On March 21, 2017, the 40 East End Ave. Joint Venture obtained financing from a financial institution of up to $85.3 million (the “40 East End Ave. Mortgage”) for the land acquisition and construction of the 40 East End Ave. Project. On December 19, 2019, the 40 East End Ave. Joint Venture refinanced the 40 East End Ave. Mortgage with a loan (the “Condo Loan”) from another financial institution of $95.2 million, of which $90.2 million was initially funded at closing and the remaining $5.0 million was subsequently advanced in April 2020. The Condo Loan matures on December 19, 2021, bears interest at LIBOR plus 2.45%, which is payable monthly, and requires principal payments to be made at certain prescribed amounts from proceeds from the sales of condominium units.

During 2020, the 40 East End Ave. Joint Venture made aggregate principal payments of $5.3 million on the Condo Loan reducing its outstanding principal balance to $90.7 million ($89.9 million, net of deferred financing costs) as of December 31, 2020. These principal payments were made with proceeds from the sales of condominium units totaling $3.3 million and a balloon payment of $2.0 million, of which the Company’s proportionate share was approximately $0.7 million.

Pursuant to the terms of the Condo Loan, the 40 East End Ave. Joint Venture was required to make a principal paydown on December 19, 2020 if the then outstanding principal balance of the Condo Loan had not been paid down to at least $81.0 million as of that date. However, in lieu of a required principal paydown of $11.7 million, the lender agreed to accept an immediate principal paydown of $2.0 million, which was paid on December 18, 2020, and allow for the remaining required principal paydown of $9.7 million to be paid during the first quarter of 2021, all of which was paid in March 2021. The 40 East End Ave. Joint Venture used proceeds from the sales of condominium units which closed in the first quarter of 2021 to make the remaining required principal paydown. The 40 East End Ave. Joint Venture will be required to make another principal paydown on June 19, 2021 if principal paydowns from additional condominium sales proceeds do not reduce the outstanding principal balance of the Condo Loan to at least $73.0 million as of that date.

In connection with the closing of the Condo Loan , the 40 East End Ave. Joint Venture used a portion of the initial loan proceeds to (i) fully repay the then outstanding principal balance of $80.3 million plus accrued and unpaid interest of $0.2 million for the 40 East End Ave. Mortgage and (ii) redeem $9.5 million of Lightstone I’s Preferred Contributions. Additionally, in connection with the refinancing, the 40 East End Ave. Joint Venture recognized a loss on the early extinguishment of debt of $0.8 million during the fourth quarter of 2019, of which the Company’s proportionate share was approximately $0.3 million.

The Condo Loan is scheduled to mature on December 19, 2021. Because of the impact of the COVID-19 pandemic on the pace of condominium unit sales, the 40 East End Ave. Joint Venture is engaged in discussions with the lender to extend the maturity date of the Condo Loan. However, there can be no assurance that the 40 East End Ave. Joint Venture will be successful in such endeavors.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020 and 2019

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

On December 26, 2019, the 40 East End Ave. Joint Venture redeemed an additional $3.5 million of Lightstone I’s Preferred Contributions. As a result, Lightstone I’s outstanding Preferred Contributions were $17.0 million as of December 31, 2019. An additional $11.0 million of Lightstone I’s Preferred Contributions were redeemed on February 13, 2020 reducing Lightstone I’s Preferred Contributions to $6.0 million, which remains outstanding as of December 31, 2020.

Subsequent to the Company’s acquisition through December 31, 2020, it has made an aggregate of $5.7 million (including $1.1 million and $0.8 million during the years ended December 31, 2020 and 2019, respectively) of additional capital contributions to the 40 East End Ave. Joint Venture.

The 40 East End Ave. Joint Venture Financial Information

The following table represents the condensed income statements for the 40 East End Ave. Joint Venture:

(amounts in thousands)	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Revenues	$15,448	$13,578

Cost of goods sold	14,347	12,593
Other expenses	2,630	2,120
Impairment of real estate inventory	2,288	-
Depreciation and amortization	-	534

Operating loss	(3,817)	(1,669)

Interest expense and other, net	(4,239)	(2,872)
Loss on debt extinguishment	-	(836)
Net loss	$(8,056)	$(5,377)
Company’s share of net loss (33.3%)	$(2,683)	$(1,791)

The following table represents the condensed balance sheets for the 40 East End Ave. Joint Venture:

	As of	As of
(amounts in thousands)	December 31, 2020	December 31, 2019
Real estate inventory	$125,086	$139,170
Cash and restricted cash	4,446	7,739
Other assets	587	637
Total assets	$130,119	$147,546

Mortgage payable, net	$89,876	$89,102
Other liabilities	1,309	2,404
Members’ capital	38,934	56,040
Total liabilities and members’ capital	$130,119	$147,546

Investment in Related Party

105-109 W. 28th Street Preferred Investment

The Company previously entered into an agreement, as amended, with various related party entities pursuant to which it made aggregate preferred equity contributions (the “105-109 W. 28th Street Preferred Investment”) of $37.0 million in an affiliate of the Company’s Sponsor (the “Moxy Developer”), which owns a parcel of land located at 105-109 W. 28th Street, New York, New York, on which it constructed a 343-room Marriott Moxy hotel, which opened during February 2019. The 105-109 W. 28th Street Preferred Investment was made pursuant to an instrument that entitled the Company to monthly preferred distributions at a rate of 12% per annum.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020 and 2019

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

As of both December 31, 2020 and 2019, an aggregate of approximately $12.6 million of principal advances have been funded, which along with the related accrued interest of $819,679 and $632,725, respectively, are classified as Subordinated Advances – Related Party, a liability on the consolidated balance sheets. December 31, 2020 and 2019, respectively, are classified as Subordinated Advances – related party, a liability, on the consolidated balance sheets. During both of the years ended December 31, 2020 and 2019, the Company accrued $186,954 of interest expense, on the principal advances.

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

PART II. CONTINUED:

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2020, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2020 that our disclosure controls and procedures were adequate and effective.

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

Our internal control over financial reporting includes policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2021 concerning each of our directors serving in such capacity:

Name	Age	Principal Occupation and Positions Held	Year Term of Office Will Expire	Served as a Director Since
David Lichtenstein	60	Chief Executive Officer and Chairman of the Board of Directors	2021	2015
Edwin J. Glickman	88	Director	2021	2015
Steven Spinola	72	Director	2021	2015

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

Executive Officers:

The following table presents certain information as of March 15, 2021 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held
David Lichtenstein	60	Chief Executive Officer and Chairman of the Board of Directors
Mitchell Hochberg	68	President and Chief Operating Officer
Joseph Teichman	47	General Counsel and Secretary
Seth Molod	57	Chief Financial Officer and Treasurer

David Lichtenstein for biographical information about Mr. Lichtenstein, see ’‘Management — Directors.”

Mitchell Hochberg is our President and Chief Operating Officer and also serves as President and Chief Operating Officer of Lightstone I, Lightstone II and Lightstone III and their respective advisors. Mr. Hochberg also serves as the President and Chief Operating Officer of our sponsor and our advisor. From October 2014 to the present, Mr. Hochberg has served as President of Lightstone Enterprises. Mr. Hochberg was appointed Chief Executive Officer of Behringer Harvard Opportunity REIT I, Inc. (“BH OPP I”) and Lightstone V effective as of September 28, 2017. Prior to joining The Lightstone Group in August 2012, Mr. Hochberg served as principal of Madden Real Estate Ventures from 2007 to August 2012 when it combined with our sponsor. Mr. Hochberg held the position of President and Chief Operating Officer of Ian Schrager Company, a developer and manager of innovative luxury hotels and residential projects in the United States from early 2006 to early 2007 and prior to that Mr. Hochberg founded Spectrum Communities, a developer of luxury neighborhoods in the northeast of the United States, in 1985 where for 20 years he served as its President and Chief Executive Officer. Mr. Hochberg served on the board of directors of Belmond Ltd from 2009 to April 2019. Additionally, through October 2014, Mr. Hochberg served on the board of directors and as Chairman of the board of directors of Orleans Homebuilders, Inc. Mr. Hochberg received his law degree as a Harlan Fiske Stone Scholar from Columbia University School of Law and graduated magna cum laude from New York University College of Business and Public Administration with a Bachelor of Science degree in accounting and finance.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission (“SEC”). Officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2020, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2020.

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

Compensation of Executive Officers

Our officers will not receive any cash compensation from us for their services as our officers. Additionally, our officers are officers of one or more of our related parties and are compensated by those entities (including our sponsor), in part, for their services rendered to us. From our inception through December 31, 2020, the Company has not compensated the officers.

Compensation of Board of Directors

We pay our independent directors an annual fee of $40,000 and are responsible for reimbursement of their out-of-pocket expenses, as incurred.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 15, 2021 concerning each of our directors and executive officers serving in such capacities:

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

The following table represents the fees incurred associated with the payments to the Advisor for the period indicated:

	For the Years Ended December 31,
	2020	2019
Acquisition fee (1)	$-	$304,195
Development cost reimbursement (2)	304,366	129,299
Asset management fees (general and administrative costs)	77,313	685,678
Total	$381,679	$1,119,172

(1)	Acquisition fees are capitalized and are included in the carrying value of our investment in the Williamsburg Moxy Hotel which is classified as construction in progress on the consolidated balance sheets.
(2)

Development costs that we reimburse our Advisor for are capitalized and are included in the carrying value of our investment in the Williamsburg Moxy Hotel which is classified as construction in progress on the consolidated balance sheets.

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

As of both December 31, 2020 and 2019, approximately $12.6 million of principal advances were outstanding. The outstanding principal advances, together with the related accrued interest of $816,979 and $632,725 as of December 31, 2020 and 2019, respectively, are classified as Subordinated Advances – related party, a liability, on the consolidated balance sheets. During both of the years ended December 31, 2020 and 2019, the Company accrued $186,954 of interest expense on the principal advances.

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

The Cove Joint Venture

On January 31, 2017 we along with LSG Cove LLC, an affiliate of our Sponsor, our Sponsor’s other public program, Lightstone Value Plus Real Estate Investment Trust III, Inc. (“Lightstone III”) and Maximus Cove Investor LLC (“Maximus”), an unrelated third party acquired the membership interests in RP Maximus Cove L.L.C. (the “Cove Joint Venture”) from an unrelated third party. We, LSG Cove LLC, Lightstone III and Maximus had 22.5%, 45.0%, 22.5% and 10.0% membership interests in the Cove Joint Venture, respectively. The Cove Joint Venture owns and operates The Cove at Tiburon (the “Cove”), a multi-family complex consisting of 281-units, or 289,690 square feet, contained within 32 apartment buildings over 20.1 acres, located in Tiburon, California from January 31, 2017 through February 12, 2020 (see below).

We accounted for our 22.5% membership interest in the Cove Joint Venture in accordance with the equity method of accounting.

On February 12, 2020, we, LSG Cove LLC and Lightstone III subsequently redeemed our respective membership interests in the Cove Joint Venture for an aggregate redemption price of approximately $87.6 million. In connection, with the redemption of our 22.5% membership interest in the Cove Joint Venture, we received proceeds of approximately $21.9 million which resulted in the recognition of a gain on the disposition of unconsolidated affiliated real estate entity of $8.2 million during the first quarter of 2020. As a result of the redemption of our 22.5% membership interest in the Cove Joint Venture on February 12, 2020, we no longer have an ownership interest in the Cove Joint Venture. During August 2020, we received $0.1 million of additional proceeds related to the redemption of our membership interest in the Cove Joint Venture and recognized a gain on the disposition of investment in unconsolidated affiliated real estate entity of $0.1 million during the third quarter of 2020. As a result, we have recognized an aggregate gain on the disposition of investment in unconsolidated affiliated real estate entity of approximately $8.3 million during the year ended December 31, 2020.

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

The 40 East End Ave. Joint Venture, through affiliates, owns the 40 East End Avenue Project, a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final TCO in March 2020 and through December 31, 2020, six of the condominium units have been sold.

On March 21, 2017, the 40 East End Ave. Joint Venture obtained financing from a financial institution of up to $85.3 million (the “40 East End Ave. Mortgage”) for the land acquisition and construction of the 40 East End Ave. Project. On December 19, 2019, the 40 East End Ave. Joint Venture refinanced the 40 East End Ave. Mortgage with a loan (the “Condo Loan”) from another financial institution of $95.2 million, of which $90.2 million was initially funded at closing and the remaining $5.0 million was subsequently advanced in April 2020. The Condo Loan matures on December 19, 2021, bears interest at LIBOR plus 2.45%, which is payable monthly, and requires principal payments to be made at certain prescribed amounts from proceeds from the sales of condominium units.

During 2020, the 40 East End Ave. Joint Venture made aggregate principal payments of $5.3 million on the Condo Loan reducing its outstanding balance to $90.7 million ($89.9 million, net of deferred financing costs) as of December 31, 2020. These principal payments were made with proceeds from the sales of condominium units totaling $3.3 million and a balloon payment of $2.0 million, of which our proportionate share was approximately $0.7 million.

Pursuant to the terms of the Condo Loan, the 40 East End Ave. Joint Venture was required to make a principal paydown on December 19, 2020 if the then outstanding principal balance of the Condo Loan had not been paid down to at least $81.0 million as of that date. However, in lieu of a required principal paydown of $12.6 million, the lender agreed to accept an immediate principal paydown of $2.0 million, which was paid on December 18, 2020, and allow for the remaining required principal paydown of $10.6 million, which was made on March 15, 2021, to be made during the first quarter of 2021. The 40 East End Ave. Joint Venture expects to use proceeds from the sales of condominium units which are scheduled to close in the first quarter of 2021 to make the remaining required principal paydown. The 40 East End Ave. Joint Venture will be required to make another principal paydown on June 19, 2021 if principal paydowns from additional condominium sales proceeds do not reduce the outstanding principal balance of the Condo Loan to at least $73.0 million as of that date.

In connection with the closing of the Condo Loan , the 40 East End Ave. Joint Venture used a portion of the initial loan proceeds to (i) fully repay the then outstanding principal balance of $80.3 million plus accrued and unpaid interest of $0.2 million for the 40 East End Ave. Mortgage and (ii) redeem $9.5 million of Lightstone I’s Preferred Contributions. Additionally, in connection with the refinancing, the 40 East End Ave. Joint Venture recognized a loss on the early extinguishment of debt of $0.8 million during the fourth quarter of 2019, of which our proportionate share was approximately $0.3 million.

The Condo Loan is scheduled to mature on December 19, 2021. Because of the impact of the COVID-19 pandemic on the pace of condominium unit sales, the 40 East End Ave. Joint Venture currently expects it will need to seek an extension to the maturity date from the lender. However, there can be no assurance that the 40 East End Ave. Joint Venture will be successful in such endeavors.

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

On December 26, 2019, the 40 East End Ave. Joint Venture redeemed an additional $3.5 million of Lightstone I’s Preferred Contributions. As a result, Lightstone I’s outstanding Preferred Contributions were $17.0 million as of December 31, 2019. An additional $11.0 million of Lightstone I’s Preferred Contributions were redeemed on February 13, 2020 reducing Lightstone I’s Preferred Contributions to $6.0 million, which remains outstanding as of December 31, 2020.

Subsequent to our acquisition through December 31, 2020, we have made an aggregate of $5.7 (including $1.1 million and $0.8 million during the years ended December 31, 2020 and 2019, respectively) million of additional capital contributions to the 40 East End Ave. Joint Venture.

Other than our proportionate share of any required balloon payments that may become due under the Condo Loan, we do not expect to make any significant capital contributions to the 40 East End Ave. Joint Venture over the next 12 months . Additionally, we do not expect to receive any distributions from the 40 East End Ave. Joint Venture over the next 12 months as substantially all of proceeds from any sales of condominium units must first be used to pay-down the Condo Loan and thereafter to redeem Lightstone I’s remaining Preferred Contributions.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Firm Fees

The following table presents the aggregate fees billed to us for the years presented by our principal accounting firm:

	Year ended December 31, 2020	Year ended December 31, 2019
Audit Fees (a)	$128,725	$112,875
Tax Fees (b)	28,365	12,480
Total Fees	$157,090	$125,355

(a)	Fees for audit services consisted of the audit of the Company’s annual financial statements and interim reviews, including services normally provided in connection with statutory and regulatory filings and including registration statements and consents.
(b)	Fees for tax services.

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Real Estate Income Trust Inc.:

We have reviewed and discussed with management Lightstone Real Estate Income Trust Inc.’s audited financial statements as of and for the year ended December 31, 2020.

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

Based on the reviews and discussions referred to above, we recommend to the board of directors that the financial statements referred to above be included in Lightstone Real Estate Income Trust Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.

Audit Committee

Edwin J. Glickman

Steven Spinola

INDEPENDENT DIRECTORS’ REPORT

To the Stockholders of Lightstone Real Estate Income Trust Inc.:

We have reviewed the Company’s policies and determined that they are in the best interest of the Company’s stockholders. Set forth below is a discussion of the basis for that determination.

General

The Company has and intends to continue to seek opportunities to invest in real estate and real estate-related investments. The Company’s real estate-related investments may include mezzanine loans, mortgage loans, bridge loans and preferred equity interests, with a focus on development-related investments, including those intended to finance development or redevelopment opportunities. The Company may also invest in debt and derivative securities related to real estate assets. A portion of the Company’s investments by value may be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly, owned by, the Company’s Sponsor, its affiliates or other real estate investment programs sponsored by it. Although the Company expects that most of its investments will be of these various types, it may make other investments. In fact, it may invest in whatever types of investments that it believes are in its best interests.

The Company has and expects to continue to focus its origination and acquisition activity on real estate-related investments secured by or related to properties located in the United States, including related-party investments. The Company sometimes refers to the foregoing types of investments as its targeted investments. The Company expects to target investments that generally will offer predictable current cash flow and/or attractive risk-adjusted returns based on the underwriting criteria established and employed by its advisor, which may include the anticipated leverage point, market and economic conditions, the location and quality of the underlying collateral and the borrower’s exit or refinancing plan. The Company’s ability to continue to execute its investment strategy may be enhanced through access to its Sponsor’s extensive experience in financing real estate projects it has sponsored, as opposed to a strategy that relies solely on buying assets in the open market from third-party originators. The Company has and will continue to seek to build a portfolio that includes some of or all the following investment characteristics: (a) provides current income; (b) is secured by high-quality commercial real estate; (c) includes subordinate capital investments by strong sponsors that support its investments and provide downside protection; and (d) possesses strong structural features that maximize repayment potential, such as a clear exit or refinancing plan by the borrower.

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

The Company does not currently intend to exceed the leverage limit in its charter. The Company believes that careful use of debt helps the Company to achieve its diversification goals because the Company may have more funds available for investment. However, high levels of debt could cause the Company to incur higher interest charges and higher debt service payments, which would decrease the amount of cash available for distributions, if any, to the Company’s investors.

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

Annual Report on Form 10-K

For the fiscal year ended December 31, 2020

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, as part of this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT NO.	DESCRIPTION
1.1(4)	Amended and Restated Dealer Manager Agreement by and between Lightstone Real Estate Income Trust Inc. and Orchard Securities, LLC
1.2(6)	Form of Soliciting Dealer Agreement
3.1(2)	Articles of Amendment and Restatement of Lightstone Real Estate Income Trust Inc.
3.2(1)	Bylaws of Lightstone Real Estate Income Trust Inc.
3.3(3)	Articles of Amendment of Lightstone Real Estate Income Trust Inc.
4.1	Distribution Reinvestment Program, included as Appendix C to prospectus
4.2*	Description of Registrant’s Securities
5.1(2)	Opinion of Venable LLP re legality
10.1(5)	Advisory Agreement, dated as of March 4, 2015, by and between Lightstone Real Estate Income Trust Inc. and Lightstone Real Estate Income LLC
21*	Subsidiaries of the Registrant.
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Real Estate Income Trust Inc. on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 19, 2021, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Comprehensive Income, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statements.

*	As filed herewith
(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-11 (Reg. No. 333-200464) filed with the SEC on November 24, 2014.
(2)	Previously filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (Reg. No. 333-200464) filed with the SEC on February 12, 2015.
(3)	Previously filed as an exhibit to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on June 15, 2015.
(4)	Previously filed as an exhibit to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on January 12, 2017.
(5)	Previously filed as an exhibit to the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 15, 2016.
(6)	Previously filed as an exhibit to the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 28, 2017.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Date: March 19, 2021	By:	/s/ David Lichtenstein
David Lichtenstein
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 19, 2021
David Lichtenstein

/s/ Seth Molod	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 19, 2021
Seth Molod

/s/ Edwin J. Glickman	Director	March 19, 2021
Edwin J. Glickman

/s/ Steven Spinola	Director	March 19, 2021
Steven Spinola