Form 10-Q
period 2021-03-31
Lightstone Real Estate Income Trust Inc.
filed 2021-05-14
CIK 1619312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes ☐ No ☑

As of May 10, 2021, there were 8.5 million outstanding shares of common stock of Lightstone Real Estate Income Trust Inc.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
Assets

Investment property:
Construction in progress	$44,099,707	$40,479,640
Investment in unconsolidated affiliated real estate entity	10,529,775	10,988,023
Cash and cash equivalents	24,894,561	31,406,204
Restricted cash and other assets	384,642	116,419
Total Assets	$79,908,685	$82,990,286

Liabilities and Stockholders' Equity

Mortgage payable, net	$15,973,333	$16,000,000
Accounts payable and other accrued expenses	1,879,846	1,178,674
Distributions payable	-	3,151,447
Subordinated advances - related party	13,497,790	13,451,692
Total Liabilities	31,350,969	33,781,813

Commitments and Contingencies

Stockholders' Equity:

Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 8.5 million shares issued and outstanding	85,374	85,374
Additional paid-in-capital	71,665,213	71,665,213
Accumulated deficit	(23,192,871)	(22,542,114)
Total Stockholders' Equity	48,557,716	49,208,473

Total Liabilities and Stockholders' Equity	$79,908,685	$82,990,286

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2021	2020

(Loss)/Income:
Investment income	$11,683	$118,164
Gain from disposition of investment in unconsolidated affiliated real estate entity	-	8,180,509
Gain on sale of marketable securities	-	264,589
Loss from investments in unconsolidated affiliated real estate entities	(458,248)	(392,287)

Total (loss)/income	(446,565)	8,170,975

Expenses:
General and administrative costs	158,094	226,616
Interest expense	46,098	46,483
Foreign currency transaction loss	-	47,648
Total expenses	204,192	320,747

Net (loss)/income	$(650,757)	$7,850,228

Net (loss)/income per common share, basic and diluted	$(0.08)	$0.92

Weighted average number of common shares outstanding, basic and diluted	8,537,424	8,556,479

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three Months Ended March 31,
	2021	2020

Net (loss)/income	$(650,757)	$7,850,228

Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	(135,500)
Reclassification adjustment for gain included in net income	-	(264,589)

Other comprehensive loss	-	(400,089)

Comprehensive (loss)/income	$(650,757)	$7,450,139

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

				Accumulated
			Additional	Other
	Common		Paid-In	Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income	Deficit	Equity

BALANCE, December 31, 2019	8,595,224	$85,952	$72,215,685	$400,089	$(23,324,903)	$49,376,823

Net income	-	-	-	-	7,850,228	7,850,228
Distributions declared(a)	-	-	-	-	(851,742)	(851,742)
Redemption and cancellation of shares	(57,800)	(578)	(550,472)	-	-	(551,050)
Other comprehensive loss	-	-	-	(400,089)	-	(400,089)

BALANCE, March 31, 2020	8,537,424	$85,374	$71,665,213	$-	$(16,326,417)	$55,424,170

(a)	Distributions per common share were $0.10.

				Accumulated
			Additional	Other
	Common		Paid-In	Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income	Deficit	Equity

BALANCE, December 31, 2020	8,537,424	$85,374	$71,665,213	$-	$(22,542,114)	$49,208,473

Net loss	-	-	-	-	(650,757)	(650,757)

BALANCE, March 31, 2021	8,537,424	$85,374	$71,665,213	$-	$(23,192,871)	$48,557,716

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(650,757)	$7,850,228
Adjustments to reconcile net (loss)/income to cash used in operating activities:
Loss from investments in unconsolidated affiliated real estate entities	458,248	392,287
Gain from disposition of investment in unconsolidated affiliated real estate entity	-	(8,180,509)
Gain on sale of marketable securities	-	(264,589)
Amortization of discount on debt securities	-	(30,196)
Foreign currency transaction loss	-	47,648
Changes in assets and liabilities:
Increase in other assets	(143,499)	(39,377)
Increase in accounts payable and other accrued expenses	288,417	154,452
Increase in accrued interest on subordinated advances - related party	46,098	46,483
Cash used in operating activities	(1,493)	(23,573)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(3,193,979)	(2,225,730)
Proceeds from sale of marketable securities	-	4,141,195
Proceeds from disposition of investment in unconsolidated affiliated real estate entity	-	21,869,246
Cash (used in)/provided by investing activities	(3,193,979)	23,784,711

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption and cancellation of common stock	-	(551,050)
Payment of loan fees and expenses	(40,000)	-
Distributions paid to Company's common stockholders	(3,151,447)	(853,668)
Cash used in financing activities	(3,191,447)	(1,404,718)

Effect of exchange rate changes on cash and cash equivalents	-	(47,648)

Net change in cash, cash equivalents and restricted cash	(6,386,919)	22,308,772
Cash, cash equivalents and restricted cash, beginning of year	31,490,826	14,263,182
Cash, cash equivalents and restricted cash, end of period	$25,103,907	$36,571,954

Supplemental disclosure of cash flow information:
Distributions declared, but not paid	$-	$283,914
Holding loss/gain on marketable securities, available for sale	$-	$400,089
Non-cash purchase of investment property	$1,393,404	$395,000
Amortization of deferred financing costs included in construction in progress	$13,333	$128,910

The following is a summary of the Company’s cash, cash equivalents and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$24,894,561	$36,222,804
Restricted cash	209,346	349,150
Total cash, cash equivalents and restricted cash	$25,103,907	$36,571,954

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

The Company currently has one operating segment. As of March 31, 2021, it wholly owned and consolidated the operating results of one development project, the Williamsburg Moxy Hotel and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). The Company accounts for its unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

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

The Company’s Common Shares are not currently listed on a national securities exchange. The Company may seek to list its Common Shares for trading on a national securities exchange only if a majority of its independent directors believe listing would be in the best interest of its stockholders. The Company does not intend to list its Common Shares at this time. The Company does not anticipate that there would be any market for its Common Shares until they are listed for trading. In the event the Company does not begin the process of achieving a liquidity event prior to March 31, 2022, which is the fifth anniversary of the termination of its Offering, its charter requires either (a) an amendment to the Company’s charter to extend the deadline to begin the process of achieving a liquidity event, or (b) the holding of a stockholders meeting to vote on a proposal for an orderly liquidation of its portfolio.

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

The consolidated balance sheet as of December 31, 2020 included herein has been derived from the consolidated balance sheet included in the Company's Annual Report on Form 10-K.

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

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash and other assets, mortgage payable and accounts payable and other accrued expenses approximate their fair values because of the short maturity of these instruments.

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

To-date, the COVID-19 pandemic has not had any significant impact on the Company’s Williamsburg Moxy Hotel development project. The Company’s other investment is its approximately 33.3% membership interest in the 40 East End Ave. Joint Venture, which owns a luxury residential condominium project (the “40 East End Avenue Project”) located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final temporary certificates of occupancy, or TCO, in March 2020 and through March 31, 2021, eight of the condominium units had been sold. The 40 East End Ave. Joint Venture has an outstanding loan on the 40 East End Project (the “Condo Loan”) which is currently scheduled to mature on December 19, 2021. Because of the impact of the COVID-19 pandemic on the pace of condominium unit sales, the 40 East End Ave. Joint Venture is engaged in discussions with the lender to extend the maturity date of the Condo Loan. However, there can be no assurance that the 40 East End Ave. Joint Venture will be successful in such endeavors. See Note 4 for additional information.

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

As of March 31, 2021, the Company incurred and capitalized to construction in progress an aggregate of $44.1 million (including capitalized interest of $1.6 million) consisting of acquisition and other costs attributable to the development of the Williamsburg Moxy Hotel. During the three months ended March 31, 2021 and 2020, the Company capitalized interest of approximately $0.1 million and $0.3 million, respectively, in connection with the development of the Williamsburg Moxy Hotel.

Williamsburg Mortgage

In connection with the closing of the acquisition of the Williamsburg Land, the Company simultaneously entered into a nonrecourse mortgage loan collateralized by the Williamsburg Land (the “Williamsburg Mortgage”) for $16.0 million. The Williamsburg Mortgage matures on August 9, 2021, bears interest at Libor plus 2.50% (2.61% as of March 31, 2021) and requires monthly interest-only payments through maturity with the principal balance due in full at maturity. As of March 31, 2021, the outstanding principal balance of the Williamsburg Mortgage was $16.0 million, which is presented on the consolidated balance sheet, net of unamortized deferred financing costs of $26,667, and is classified as mortgage payable, net.

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

The 40 East End Ave. Joint Venture, through affiliates, owns the 40 East End Avenue Project, a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final TCO in March 2020 and through March 31, 2021, eight of the condominium units have been sold.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(unaudited)

On March 21, 2017, the 40 East End Ave. Joint Venture obtained financing from a financial institution of up to $85.3 million (the “40 East End Ave. Mortgage”) for the land acquisition and construction of the 40 East End Ave. Project. On December 19, 2019, the 40 East End Ave. Joint Venture refinanced the 40 East End Ave. Mortgage with a loan (the “Condo Loan”) from another financial institution of $95.2 million, of which $90.2 million was initially funded at closing and the remaining $5.0 million was subsequently advanced in April 2020. The Condo Loan is scheduled to mature on December 19, 2021, bears interest at LIBOR plus 2.45%, which is payable monthly, and requires principal payments to be made at certain prescribed amounts from proceeds from the sales of condominium units with any remaining outstanding balance due in full at maturity.

Pursuant to the terms of the Condo Loan, the 40 East End Ave. Joint Venture was required to make a principal paydown on December 19, 2020 if the then outstanding principal balance of the Condo Loan had not been paid down to at least $81.0 million as of that date. However, in lieu of a required principal paydown of $11.7 million, the lender agreed to accept an immediate principal paydown of $2.0 million, of which the Company’s proportionate share was approximately $0.7 million, which was paid on December 18, 2020, and allow for the remaining required principal paydown of $9.7 million to be paid during the first quarter of 2021.

During the first quarter of 2021, the 40 East End Ave. Joint Venture made aggregate principal payments of $9.7 million on the Condo Loan reducing its outstanding principal balance to $81.0 million ($80.3 million, net of deferred financing costs) as of March 31, 2021. The 40 East End Ave. Joint Venture used proceeds from the sales of condominium units which closed in the first quarter of 2021 to make the remaining required principal paydown. The 40 East End Ave. Joint Venture will be required to make another principal paydown on June 19, 2021 if principal paydowns from additional condominium sales proceeds do not reduce the outstanding principal balance of the Condo Loan to at least $73.0 million as of that date. Based on the outstanding principal balance of the Condo Loan as of March 31, 2021, the 40 East End Ave. Joint Venture would be required to make a principal paydown of $8.0 million, of which the Company’s proportionate share would be $2.6 million, no later than June 19, 2021.

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

The 40 East End Ave. Joint Venture subsequently redeemed an additional $3.5 million and $11.0 million of Preferred Contributions on December 26, 2019 and February 13, 2020, respectively, reducing Lightstone I’s Preferred Contributions to $6.0 million, which remains outstanding as of March 31, 2021.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(unaudited)

Subsequent to the Company’s acquisition through March 31, 2021, it has made an aggregate of $5.7 million of additional capital contributions to the 40 East End Ave. Joint Venture, of which none were made during the three months ended March 31, 2021. The Company’s investment in the 40 East Ave. Joint Venture was $10,529,775 and $10,988,023 as of March 31, 2021 and December 31, 2020, respectively.

The 40 East End Ave. Joint Venture Financial Information

The following table represents the condensed income statements for the 40 East End Ave. Joint Venture:

(amounts in thousands)	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020

Revenues	$10,507	$12,902

Cost of goods sold	10,279	11,581
Other expenses	642	703
Operating (loss)/income	(414)	618

Interest expense and other, net	(962)	(1,322)
Net loss	$(1,376)	$(704)
Company's share of net loss (33.3%)	$(458)	$(234)

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(unaudited)

The following table represents the condensed balance sheets for the 40 East End Ave. Joint Venture:

	As of	As of
(amounts in thousands)	March 31, 2021	December 31, 2020

Real estate inventory	$115,312	$125,086
Cash and restricted cash	3,718	4,446
Other assets	384	587
Total assets	$119,414	$130,119

Mortgage payable, net	$80,326	$89,876
Other liabilities	1,529	1,309
Members' capital	37,559	38,934
Total liabilities and members' capital	$119,414	$130,119

The Cove Joint Venture

On January 31, 2017, the Company, through its wholly owned subsidiary, REIT IV COVE LLC along with LSG Cove LLC, an affiliate of the Sponsor and a related party, REIT III COVE LLC, a subsidiary of the operating partnership of Lightstone Value Plus Real Estate Investment Trust III, Inc., a real estate investment trust also sponsored by the Company’s Sponsor and a related party and Maximus Cove Investor LLC (“Maximus”), an unrelated third party, completed the acquisition of all of RP Cove, L.L.C’s membership interest in RP Maximus Cove, L.L.C. (the “Cove Joint Venture”) for aggregate consideration of approximately $255.0 million (the “Cove Transaction”). Excluding mortgage financing obtained by the Cove Joint Venture in connection with the Cove Transaction, the Company paid $20.0 million for a 22.5% non-managing membership interest in the Cove Joint Venture.

The Cove Joint Venture owned and operated The Cove at Tiburon (the “Cove”), a 281-unit, luxury waterfront multifamily residential property located in Tiburon, California from January 31, 2017 through February 12, 2020, As discussed below, the Company disposed of its 22.5% membership interest in the Cove Joint Venture on February 12, 2020.

The Company accounted for its 22.5% membership interest in the Cove Joint Venture in accordance with the equity method of accounting because it exercised significant influence, but did not exercise financial and operating control over this entity. For the period from January 1, 2020 through February 12, 2020, the Company’s share of the Cove Joint Venture’s loss of approximately $0.7 million was $0.2 million which is recorded as a loss from investments in unconsolidated affiliated real estate entities on the consolidated statements of operations.

On February 12, 2020, REIT IV Cove LLC, LSG Cove LLC and REIT III COVE LLC each redeemed their respective membership interests in the Cove Joint Venture for an aggregate redemption price of $87.6 million. In connection, with the redemption of the Company’s 22.5% membership interest in the Cove Joint Venture, it received proceeds of $21.9 million which resulted in the recognition of a gain on the disposition of unconsolidated affiliated real estate entity of $8.2 million during the first quarter of 2020.

As a result of the redemption of the Company’s 22.5% membership interest in the Cove Joint Venture on February 12, 2020, it no longer had an ownership interest in the Cove Joint Venture. During August 2020, the Company received $0.1 million of additional proceeds related to the redemption of its membership interest in the Cove Joint Venture and recognized a gain on the disposition of investment in unconsolidated affiliated real estate entity of $0.1 million during the third quarter of 2020. As a result, the Company recognized an aggregate gain on the disposition of investment in unconsolidated affiliated real estate entity of $8.3 million during the year ended December 31, 2020.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(unaudited)

5.	Stockholders’ Equity

Distributions

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

2020 Special Distribution

On December 21, 2020, the Board of Directors authorized a special distribution of $0.37 per common share payable to stockholders of record as of December 31, 2020 (the “2020 Special Distribution”). The total 2020 Special Distribution of $3.2 million, which represented a portion of the proceeds generated from asset sales, was paid on or about January 15, 2021.

Share Repurchase Program

The Company’s share repurchase program may provide its stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to the Company, subject to restrictions.

On March 25, 2020, the Board of Directors amended the share repurchase program to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately. On March 25, 2020, the Board of Directors determined to suspend the share repurchase program effective immediately.

Effective May 14, 2021, the Board of Directors reopened the share repurchase program for redemptions submitted in connection with a stockholder’s death or hardship and set the price for all such purchases to 100% of the NAV per Share ($8.50 as of December 31, 2020).

Deaths that occurred subsequent to January 1, 2020 are eligible for consideration. Beginning January 1, 2022, requests for redemptions in connection with a stockholder’s death must be submitted and received by the Company within one year of the stockholder’s date of death for consideration.

On an annual basis, the Company will not redeem in excess of 0.5% of the number of shares outstanding as of the end of the preceding year for either death or hardship redemptions, respectively. Redemption requests are expected to be processed on a quarterly basis and may be subject to pro ration if either type of redemption requests exceed the annual limitation.

Net Earnings per Common Share

Net earnings per Common Share on a basic and fully diluted basis is earnings divided by the weighted average number of shares of common stock outstanding. The Company does not have any potentially dilutive securities.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(unaudited)

6.	Related Party Transactions and Other Arrangements

The Company has various agreements, including an advisory agreement, with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities. As of March 31, 2021 and December 31, 2020, the Advisor and its affiliated entities owe the Company $53,961 and $122, respectively, which is classified as restricted cash and other assets on the consolidated balance sheets.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
Development cost reimbursement (1)	$130,654	$70,200
Asset management fees (general and administrative costs)	-	77,313
Total	$130,654	$147,513

(1)	Development costs that the Company reimburses its Advisor for are capitalized and are included in the carrying value of the Company’s investment in the Williamsburg Moxy Hotel which is classified as construction in progress on the consolidated balance sheets.

The advisory agreement has a one-year term and is renewable for an unlimited number of successive one-year periods upon the mutual consent of the Advisor and the Company’s independent directors. Payments to the Advisor or its affiliates may include asset acquisition fees and the reimbursement of acquisition-related expenses, development fees and the reimbursement of development-related costs, financing coordination fees, asset management fees or asset management participation, and construction management fees. The Company may also reimburse the Advisor and its affiliates for actual expenses it incurs for administrative and other services provided for it. Upon the liquidation of the Company’s assets, it may pay the Advisor or its affiliates a disposition commission.

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

As of both March 31, 2021 and December 31, 2020, an aggregate of approximately $12.6 million of principal advances have been funded, which along with the related accrued interest of $865,777 and $819,679, respectively, are classified as Subordinated Advances – Related Party, a liability on the consolidated balance sheets. During the three months ended March 31, 2021 and 2020, the Company accrued $46,098 and $46,483, respectively, of interest on the principal advances.

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

Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and market conditions, competition, tenant or joint venture partner(s) bankruptcies, our lack of operating history, the availability of cash flows from operations to pay distributions, changes in governmental, tax, real estate and zoning laws and regulations, failure to increase tenant occupancy and operating income, rejection of leases by tenants in bankruptcy, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases, the financial stability of various tenants and industries, our failure to make additional investments in real estate properties, the failure to upgrade our tenant mix, restrictions in current financing arrangements, the failure to fully recover tenant obligations for common area maintenance, insurance, taxes and other property expenses, our failure to continue to qualify as a real estate investment trust (“REIT”), the failure to refinance debt at favorable terms and conditions, an increase in impairment charges, loss of key personnel, failure to achieve earnings/funds from operations targets or estimates, conflicts of interest with the Advisor and the Sponsor and their affiliates, failure of joint venture relationships, significant costs related to environmental issues and uncertainties regarding the impact of the current COVID-19 pandemic, and restrictions intended to prevent its spread on our business and the economy generally, as well as other risks listed from time to time in this Form 10-Q, our Form 10-K and in our other reports filed with the SEC.

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

We currently have one operating segment. As of March 31, 2021, we wholly owned and consolidated the operating results of one development project, the Williamsburg Moxy Hotel, and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

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

To-date, the COVID-19 pandemic has not had any significant impact on our Williamsburg Moxy Hotel development project. Our other investment is our approximately 33.3% membership interest in the 40 East End Ave. Joint Venture, which owns a luxury residential condominium project (the “40 East End Avenue Project”) located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final temporary certificates of occupancy, or TCO, in March 2020 and through March 31, 2021, eight of the condominium units had been sold. The 40 East End Ave. Joint Venture has an outstanding loan on the 40 East End Project (the “Condo Loan”) which is currently scheduled to mature on December 19, 2021. Because of the impact of the COVID-19 pandemic on the pace of condominium unit sales, the 40 East End Ave. Joint Venture is engaged in discussions with the lender to extend the maturity date of the Condo Loan. However, there can be no assurance that the 40 East End Ave. Joint Venture will be successful in such endeavors. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

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

We are not currently aware of any other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our operations, other than those referred to above or throughout this Form 10-Q. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (‘‘GAAP’’) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period.

Current Portfolio Summary –

On July 17, 2019 we acquired four adjacent parcels of land located at 353-361 Bedford Avenue in Brooklyn, New York on which we are developing and constructing the Williamsburg Moxy Hotel, a 210-room branded hotel. As of March 31, 2021, the Williamsburg Moxy Hotel, which we wholly own and consolidate, was under development.

As of March 31, 2021, we held an unconsolidated approximate 33.3% membership interest in the 40 East End Ave. Joint Venture, an affiliated real estate entity which owns the 40 East End Project, a luxury residential condominium project consisting of 29 units located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. We account for our unconsolidated membership interests in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2021 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

For the periods presented, we had ownership interests in the following real estate and real estate-related investments:

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

The 40 East End Ave. Joint Venture, through affiliates, owns the 40 East End Avenue Project, a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final TCO in March 2020 and through March 31, 2021, eight of the condominium units have been sold.

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

The operating results of these investments have been reflected in our consolidated statements of operations commencing from their respective dates of acquisition through their respective dates of disposition.

For the Three Months Ended March 31, 2021 vs. March 31, 2020

Investment income

Our investment income was $11,683 and $118,164 for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021, our investment income consisted solely of interest income on our cash and cash equivalents. Our investment income during the three months ended March 31, 2020 primarily consisted of interest income on the Israeli Bonds and our cash and cash equivalents.

Gain from disposition of investment in unconsolidated affiliated real estate entity

On February 12, 2020, we completed the disposition of our unconsolidated 22.5% membership interest in the Cove Joint Venture which resulted in the recognition of a gain on the disposition of unconsolidated affiliated real estate entity of $8.2 million during the three months ended March 31, 2020.

Gain on sale of marketable securities

During the three months ended March 31, 2020, we sold all of our Israeli Bonds and recognized a gain on the sale of marketable securities of $0.3 million.

Loss from investment in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities during the three months ended March 31, 2021 was $0.5 million compared to $0.4 million for the same period in 2020. For the three months ended March 31, 2021, our loss from investments in unconsolidated affiliated real estate entities is attributable to our ownership interest in the 40 East End Ave. Joint Venture. We account for our investments in unconsolidated affiliated real estate entities in accordance with the equity method of accounting. For the three months ended March 31, 2020, our loss from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the 40 East End Ave. Joint Venture and the Cove Joint Venture through the date of redemption of our membership interest on February 12, 2020.

General and administrative expenses

General and administrative expenses were $0.2 million during both of the three months ended March 31, 2021and 2020.

Foreign currency transaction loss

We previously maintained funds in a bank account that was denominated in ILS and was re-measured into U.S. Dollars at the current exchange rate at the end of each reporting period. During the first quarter of 2020, we converted all of our ILS to U.S. Dollars and as a result, no longer have any ILS in the bank account. For the three months ended March 31, 2020, our foreign currency transaction gain was $47,648.

Interest expense

Interest expense, which is attributable to the outstanding principal advances of $12.6 million included in Subordinated Advances – Related Party, was $46,098 and $46,483 for the three months ended March 31, 2021 and 2020, respectively. Additionally, during the three months ended March 31, 2021 and 2020, $0.1 million and $0.3 million of interest was capitalized to construction in progress for our Williamsburg Moxy Hotel development project.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents of $24.9 million. We currently believe that our current available cash on hand will be sufficient to satisfy our expected cash requirements primarily consisting of our anticipated operating expenses, scheduled debt service, and any necessary capital contributions for our investment in unconsolidated affiliated real estate entity and distributions to our shareholders, if any, required to maintain our qualification as a REIT for the foreseeable future. However, a substantial amount of the remaining costs associated with the development and construction of the Williamsburg Moxy Hotel are expected to be funded through a combination of financings and/or joint venture arrangements and there can be no assurance we will be successful in obtaining such funds at favorable terms, if at all.

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

We may also obtain lines of credit to be used to acquire real estate and/or real estate related investments. If obtained, these lines of credit will be at prevailing market terms and will be repaid from the sale or refinancing of real estate and/or real estate related investments, working capital and/or permanent financing. Our Sponsor and/or its affiliates may guarantee our lines of credit although they are not obligated to do so. We expect that such properties may be purchased by our Sponsor’s affiliates on our behalf, in our name, in order to minimize the imposition of a transfer tax upon a transfer of such properties to us.

We have agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities. As of March 31, 2021 and December 31, 2020, the Advisor and its affiliated entities owe us $53,961 and $122, respectively, which is included in restricted cash and other assets on the consolidated balance sheets.

The following table represents the fees incurred associated with the payments to our Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
Development cost reimbursement (1)	$130,654	$70,200
Asset management fees (general and administrative costs)	-	77,313
Total	$130,654	$147,513

(1)	Development costs that we reimburse our Advisor for are capitalized and are included in the carrying value of our investment in the Williamsburg Moxy Hotel which is classified as construction in progress on the consolidated balance sheets.

The advisory agreement has a one-year term and is renewable for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our independent directors. Payments to our Advisor or its affiliates may include asset acquisition fees and the reimbursement of acquisition-related expenses, development fees and the reimbursement of development-related costs, financing coordination fees, asset management fees or asset management participation, and construction management fees. We may also reimburse our Advisor and its affiliates for actual expenses it incurs for administrative and other services provided for us. Upon the liquidation of our assets, we may pay our Advisor or its affiliates a disposition commission.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020

Cash flows used in operating activities	$(1,493)	$(23,573)
Cash flows (used in)/provided by investing activities	(3,193,979)	23,784,711
Cash flows used in financing activities	(3,191,447)	(1,404,718)
Effect of exchange rate changes on cash and cash equivalents	-	(47,648)
Net change in cash, cash equivalents and restricted cash	(6,386,919)	22,308,772
Cash, cash equivalents and restricted cash, beginning of the year	31,490,826	14,263,182
Cash, cash equivalents and restricted cash, end of the period	$25,103,907	$36,571,954

Operating activities

The net cash used in operating activities of $1,493 during the three months ended March 31, 2021 consisted of our net loss of $0.7 million after adjustments for the noncash effect of our loss from our investment in unconsolidated affiliated real estate entity of $0.5 million and changes in assets and liabilities $0.2 million .

Investing activities

The cash used in investing activities during the three months ended March 31, 2021 consisted solely of $3.2 million of development and construction costs associated with the Williamsburg Moxy Hotel.

Financing activities

The cash used in financing activities during the three months ended March 31, 2021 was primarily attributable to a special distribution for 2020 of $3.2 million paid to our common stockholders in January 2021.

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

In connection with the closing of the acquisition of the Williamsburg Land, we simultaneously entered into a nonrecourse mortgage loan collateralized by the Williamsburg Land (the “Williamsburg Mortgage”) for $16.0 million. The Williamsburg Mortgage is scheduled to mature on August 9, 2021, bears interest at Libor plus 2.50% (2.61% as of March 31, 2021) and requires monthly interest-only payments through maturity with the principal balance due in full at maturity. As of March 31, 2021, the outstanding principal balance of the Williamsburg Mortgage was $16.0 million, which is presented on the consolidated balance sheet, net of unamortized deferred financing costs of $26,667, and is classified as mortgage payable, net. Our remaining scheduled interest payments through the maturity date of August 9, 2021 is $178,000.

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

As of March 31, 2021, we incurred and capitalized to construction in progress an aggregate of $44.1 million (including capitalized interest of $1.6 million) consisting of acquisition and other costs attributable to development of the Williamsburg Moxy Hotel. A substantial amount of the remaining costs associated with the development and construction of the Williamsburg Moxy Hotel are expected to be funded through a combination of financings and/or joint venture arrangements and there can be no assurance we will be successful in obtaining such funds at favorable terms, if at all.

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

The 40 East End Ave. Joint Venture, through affiliates, owns the 40 East End Avenue Project, a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final TCO in March 2020 and through March 31, 2021, eight of the condominium units have been sold.

On March 21, 2017, the 40 East End Ave. Joint Venture obtained financing from a financial institution of up to $85.3 million (the “40 East End Ave. Mortgage”) for the land acquisition and construction of the 40 East End Ave. Project. On December 19, 2019, the 40 East End Ave. Joint Venture refinanced the 40 East End Ave. Mortgage with a loan (the “Condo Loan”) from another financial institution of $95.2 million, of which $90.2 million was initially funded at closing and the remaining $5.0 million was subsequently advanced in April 2020. The Condo Loan is scheduled to mature on December 19, 2021, bears interest at LIBOR plus 2.45%, which is payable monthly, and requires principal payments to be made at certain prescribed amounts from proceeds from the sales of condominium units with any remaining outstanding balance due in full at maturity.

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

During the first quarter of 2021, the 40 East End Ave. Joint Venture made aggregate principal payments of $9.7 million on the Condo Loan reducing its outstanding principal balance to $81.0 million ($80.3 million, net of deferred financing costs) as of March 31, 2021. The 40 East End Ave. Joint Venture used proceeds from the sales of condominium units which closed in the first quarter of 2021 to make the remaining required principal paydown. The 40 East End Ave. Joint Venture will be required to make another principal paydown on June 19, 2021 if principal paydowns from additional condominium sales proceeds do not reduce the outstanding principal balance of the Condo Loan to at least $73.0 million as of that date. Based on the outstanding principal balance of the Condo Loan as of March 31, 2021, the 40 East End Ave. Joint Venture would be required to make a principal paydown of $8.0 million, of which the Company’s proportionate share would be $2.6 million, no later than June 19, 2021.

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

In connection with the closing of the Condo Loan, the 40 East End Ave. Joint Venture used a portion of the initial loan proceeds to (i) fully repay the then outstanding principal balance of $80.3 million plus accrued and unpaid interest of $0.2 million for the 40 East End Ave. Mortgage and (ii) redeem $9.5 million of Lightstone I’s Preferred Contributions.

The 40 East End Ave. Joint Venture subsequently redeemed an additional $3.5 million and $11.0 million of Preferred Contributions on December 26, 2019 and February 13, 2020, respectively, reducing Lightstone I’s Preferred Contributions to $6.0 million, which remains outstanding as of March 31, 2021.

Subsequent to our acquisition through March 31, 2021, we have made an aggregate of $5.7 million of additional capital contributions to the 40 East End Ave. Joint Venture, of which none were made during the three months ended March 31, 2021.

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

2020 Special Distribution

On December 21, 2020, the Board of Directors authorized a special distribution of $0.37 per common share payable to stockholders of record as of December 31, 2020 (the “2020 Special Distribution”). The total 2020 Special Distribution of $3.2 million, which represented a portion of the proceeds generated from asset sales, was paid on or about January 15, 2021.

Share Repurchase Program

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to us, subject to restrictions.

On March 25, 2020, the Board of Directors amended the share repurchase program to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately. On March 25, 2020, the Board of Directors determined to suspend the share repurchase program effective immediately.

Effective May 14, 2021, the Board of Directors reopened the share repurchase program for redemptions submitted in connection with a stockholder’s death or hardship and set the price for all such purchases to 100% of the NAV per Share ($8.50 as of December 31, 2020).

Deaths that occurred subsequent to January 1, 2020 are eligible for consideration. Beginning January 1, 2022, requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death for consideration.

On an annual basis, we will not redeem in excess of 0.5% of the number of shares outstanding as of the end of the preceding year for either death or hardship redemptions, respectively. Redemption requests are expected to be processed on a quarterly basis and may be subject to pro ration if either type of redemption requests exceed the annual limitation.

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

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION:

ITEM 1. LEGAL PROCEEDINGS.

From time to time in the ordinary course of business, we may become subject to legal proceedings, claims or disputes.

As of the date hereof, we are not a party to any material pending legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on our results of operations or financial condition, which would require accrual or disclosure of the contingency and possible range of loss. Additionally, we have not recorded any loss contingencies related to legal proceedings in which the potential loss is deemed to be remote.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the period covered by this Form 10-Q, we did not sell any unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Real Estate Income Trust Inc. on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 14, 2021, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Date: May 14, 2021	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2021	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)