Form 10-Q
period 2021-06-30
Lightstone Real Estate Income Trust Inc.
filed 2021-08-11
CIK 1619312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 10, 2021, there were 8.5 million outstanding shares of common stock of Lightstone Real Estate Income Trust Inc.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets

Investment property:
Construction in progress	$50,297,654	$40,479,640
Investment in unconsolidated affiliated real estate entity	9,620,918	10,988,023
Cash and cash equivalents	19,639,122	31,406,204
Restricted cash and other assets	382,697	116,419
Total Assets	$79,940,391	$82,990,286

Liabilities and Stockholders’ Equity

Mortgage payable, net	$15,993,333	$16,000,000
Accounts payable, accrued expenses and other liabilities	2,948,870	1,178,674
Distributions payable	-	3,151,447
Subordinated advances - related party	13,544,400	13,451,692
Total Liabilities	32,486,603	33,781,813

Commitments and Contingencies

Stockholders’ Equity:

Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 8.5 million shares issued and outstanding	85,374	85,374
Additional paid-in-capital	71,665,213	71,665,213
Accumulated deficit	(24,296,799)	(22,542,114)
Total Stockholders’ Equity	47,453,788	49,208,473

Total Liabilities and Stockholders’ Equity	$79,940,391	$82,990,286

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

(Loss)/Income:
Investment income	$9,600	$17,686	$21,283	$135,850
Gain from disposition of investment in unconsolidated affiliated real estate entity	-	-	-	8,180,509
Gain on sale of marketable securities	-	-	-	264,589
Loss from investments in unconsolidated affiliated real estate entities	(908,857)	(522,007)	(1,367,105)	(914,294)
Total (loss)/income	(899,257)	(504,321)	(1,345,822)	7,666,654

Expenses:
General and administrative costs	158,061	224,007	316,155	450,623
Interest expense	46,610	46,483	92,708	92,966
Foreign currency transaction loss	-	-	-	47,648
Total expenses	204,671	270,490	408,863	591,237

Net (loss)/income	$(1,103,928)	$(774,811)	$(1,754,685)	$7,075,417

Net (loss)/income per common share, basic and diluted	$(0.13)	$(0.09)	$0.21	$0.83

Weighted average number of common shares outstanding, basic and diluted	8,537,424	8,537,424	8,537,424	8,546,952

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Net (loss)/income	$(1,103,928)	$(774,811)	$(1,754,685)	$7,075,417

Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	-	-	(135,500)
Reclassification adjustment for gain included in net income	-	-	-	(264,589)

Other comprehensive loss	-	-	-	(400,089)

Comprehensive (loss)/income	$(1,103,928)	$(774,811)	$(1,754,685)	$6,675,328

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

			Additional	Accumulated Other
	Common		Paid-In	Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income	Deficit	Equity

BALANCE, March 31, 2020	8,537,424	$85,374	$71,665,213	$-	$(16,326,417)	$55,424,170

Net loss	-	-	-	-	(774,811)	(774,811)

BALANCE, June 30, 2020	8,537,424	$85,374	$71,665,213	$-	$(17,101,228)	$54,649,359

			Additional	Accumulated Other
	Common		Paid-In	Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income	Deficit	Equity

BALANCE, December 31, 2019	8,595,224	$85,952	$72,215,685	$400,089	$(23,324,903)	$49,376,823

Net income	-	-	-	-	7,075,417	7,075,417
Distributions declared (a)	-	-	-	-	(851,742)	(851,742)
Redemption and cancellation of shares	(57,800)	(578)	(550,472)	-	-	(551,050)
Other comprehensive loss	-	-	-	(400,089)	-	(400,089)

BALANCE, June 30, 2020	8,537,424	$85,374	$71,665,213	$-	$(17,101,228)	$54,649,359

(a)	Dividends per share were $0.10.

			Additional	Accumulated Other
	Common		Paid-In	Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income	Deficit	Equity

BALANCE, March 31, 2021	8,537,424	$85,374	$71,665,213	$-	$(23,192,871)	$48,557,716

Net loss	-	-	-	-	(1,103,928)	(1,103,928)

BALANCE, June 30, 2021	8,537,424	$85,374	$71,665,213	$-	$(24,296,799)	$47,453,788

			Additional	Accumulated Other
	Common		Paid-In	Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income	Deficit	Equity

BALANCE, December 31, 2020	8,537,424	$85,374	$71,665,213	$-	$(22,542,114)	$49,208,473

Net loss	-	-	-	-	(1,754,685)	(1,754,685)

BALANCE, June 30, 2021	8,537,424	$85,374	$71,665,213	$-	$(24,296,799)	$47,453,788

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(1,754,685)	$7,075,417
Adjustments to reconcile net (loss)/income to cash used in operating activities:
Loss from investments in unconsolidated affiliated real estate entities	1,367,105	914,294
Gain from disposition of investment in unconsolidated affiliated real estate entity	-	(8,180,509)
Gain on sale of marketable securities	-	(264,589)
Amortization of discount on debt securities	-	(30,196)
Foreign currency transaction loss	-	47,648
Changes in assets and liabilities:
Increase in other assets	(271,240)	(85,126)
Increase in accounts payable, accrued expenses and other liabilities	363,000	75,867
Increase in accrued interest on subordinated advances - related party	92,708	92,966
Cash used in operating activities	(203,112)	(354,228)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(8,377,485)	(3,017,054)
Proceeds from sale of marketable securities	-	4,141,195
Proceeds from disposition of investment in unconsolidated affiliated real estate entity	-	21,869,246
Cash (used in)/provided by investing activities	(8,377,485)	22,993,387

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption and cancellation of common stock	-	(551,050)
Payment of loan fees and expenses	(40,000)	-
Distributions paid to Company’s common stockholders	(3,151,447)	(1,137,582)
Cash used in financing activities	(3,191,447)	(1,688,632)

Effect of exchange rate changes on cash and cash equivalents	-	(47,648)

Net change in cash, cash equivalents and restricted cash	(11,772,044)	20,902,879
Cash, cash equivalents and restricted cash, beginning of year	31,490,826	14,263,182
Cash, cash equivalents and restricted cash, end of period	$19,718,782	$35,166,061

Supplemental disclosure of cash flow information:
Non-cash purchase of investment property	$2,387,845	$261,000
Amortization of deferred financing costs included in construction in progress	$33,333	$257,819

The following is a summary of the Company’s cash, cash equivalents and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$19,639,122	$35,008,159
Restricted cash	79,660	157,902
Total cash, cash equivalents and restricted cash	$19,718,782	$35,166,061

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

Lightstone Income Trust, together with its subsidiaries is collectively referred to as the “Company’’ and the use of “we,’’ “our,’’ “us’’ or similar pronouns refers to Lightstone Income Trust or the Company as required by the context in which any such pronoun is used.

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

The Company currently has one operating segment. As of June 30, 2021, it wholly owned and consolidated the operating results of one development project, the Williamsburg Moxy Hotel and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). The Company accounts for its unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

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

The consolidated balance sheet as of December 31, 2020 included herein has been derived from the consolidated balance sheet included in the Company’s Annual Report on Form 10-K.

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

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash and other assets, mortgage payable and accounts payable, accrued expenses and other liabilities approximate their fair values because of the short maturity of these instruments.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

COVID-19 Pandemic

The World Health Organization declared COVID-19 a global pandemic on March 11, 2020 and since that time many of the previously imposed restrictions and other measures which were instituted in response have been subsequently reduced or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic and its duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19, the administration and ultimate effectiveness of vaccines, and the eventual timeline to achieve a sufficient level of herd immunity among the general population. Accordingly, the COVID-19 pandemic may continue to have negative effects on the health of the U.S. economy for the foreseeable future.

To-date, the COVID-19 pandemic has not had any significant impact on the Company’s Williamsburg Moxy Hotel development project. The Company’s other investment is its 33.3% membership interest in the 40 East End Ave. Joint Venture, which owns a luxury residential condominium project (the “40 East End Avenue Project”) located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project previously received its final temporary certificates of occupancy, or TCO, in March 2020 and through June 30, 2021, eight condominium units have been sold. The 40 East End Ave. Joint Venture has an outstanding loan on the 40 East End Project (the “Condo Loan”) which is currently scheduled to mature on December 19, 2021. Because of the impact of the COVID-19 pandemic on the pace of condominium unit sales, the 40 East End Ave. Joint Venture is engaged in discussions with the lender to extend the maturity date of the Condo Loan. However, there can be no assurance that the 40 East End Ave. Joint Venture will be successful in such endeavors. See Note 4 for additional information.

The extent to which the Company’s business may be affected by the ongoing COVID-19 pandemic will largely depend on both current and future developments, all of which are highly uncertain and cannot be reasonably predicted. If the COVID-19 pandemic or its effect on the U.S. economy negatively impact the Williamsburg Moxy Hotel development project and/or investment in the 40 East End Ave. Joint Venture for an extended period, the Company’s business and financial results could be materially and adversely impacted.

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

On July 17, 2019, the Company, through its then wholly owned subsidiary, Bedford Avenue Holdings LLC acquired four adjacent parcels of land located at 353-361 Bedford Avenue in Brooklyn, New York (collectively, the “Williamsburg Land”), from unaffiliated third parties, for an aggregate purchase price of approximately $30.4 million, excluding closing and other acquisition related costs, on which it is developing and constructing a 210-room branded hotel (the “Williamsburg Moxy Hotel”).

As of June 30, 2021, the Company incurred and capitalized to construction in progress an aggregate of $50.3 million (including capitalized interest of $1.7 million) consisting of acquisition and other costs attributable to the development of the Williamsburg Moxy Hotel. During the three and six months ended June 30, 2021, the Company capitalized interest of approximately $0.1 million and $0.2 million, respectively, and during the three and six months ended June 30, 2020, the Company capitalized interest of approximately $0.3 million and $0.6 million, respectively, in connection with the development of the Williamsburg Moxy Hotel.

On August 5, 2021,  the Company formed a joint venture (the “Williamsburg Moxy Hotel Joint Venture”) with Lightstone Value Plus Real Estate Investment Trust III, Inc (“Lightstone REIT III”),  a real estate investment trust also sponsored by the Company’s Sponsor, pursuant to which Lightstone REIT III acquired 25% of the Company’s membership interest in the Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. As a result, the Company and Lightstone REIT III have 75% and 25% membership interests, respectively, in the Williamsburg Moxy Hotel Joint Venture.

Williamsburg Mortgage

In connection with the closing of the acquisition of the Williamsburg Land, the Williamsburg Moxy Hotel Joint Venture simultaneously entered into a nonrecourse mortgage loan collateralized by the Williamsburg Land (the “Williamsburg Mortgage”) for $16.0 million. The Williamsburg Mortgage matures on August 9, 2021, bears interest at LIBOR plus 2.50% (2.60% as of June 30, 2021) and requires monthly interest-only payments through maturity with the principal balance due in full at maturity. As of June 30, 2021, the outstanding principal balance of the Williamsburg Mortgage was $16.0 million, which is presented on the consolidated balance sheet, net of unamortized deferred financing costs of $6,667, and is classified as mortgage payable, net.

On August 5, 2021, Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility for up to $77.0 million (the “Williamsburg Construction Loan”) scheduled to mature on February 5, 2024,  with two, six-month extension options, subject to certain conditions. The Williamsburg Construction Loan bears interest at LIBOR plus 9.00%, subject to a 9.50% floor, with monthly interest-only payments based on LIBOR plus 7.50% with the accrued and unpaid interest due at maturity. The Williamsburg Construction Loan is collateralized by the Williamsburg Moxy Hotel. The Williamsburg Moxy Hotel Joint Venture received initial proceeds of $16.0 million under the Williamsburg Construction Loan and repaid the Williamsburg Mortgage ($16.0 million) in full. As a result, the Williamsburg Construction Loan has remaining availability of $61.0 million.

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

The 40 East End Ave. Joint Venture, through affiliates, owns the 40 East End Avenue Project, a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final TCO in March 2020 and through June 30, 2021, eight of the condominium units have been sold.

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

Pursuant to the terms of the Condo Loan, the 40 East End Ave. Joint Venture was required to make a principal paydown on December 19, 2020 if the then outstanding principal balance of the Condo Loan had not been paid down to at least $81.0 million as of that date. However, in lieu of a required principal paydown of $11.7 million, the lender agreed to accept an immediate principal paydown of $2.0 million, of which the Company’s proportionate share was approximately $0.7 million, which was paid on December 18, 2020, and allowed for the remaining required principal paydown of $9.7 million to be subsequently paid during the first quarter of 2021. The 40 East End Ave. Joint Venture used proceeds from the sale condominium units which closed during the first quarter of 2021 to make the remaining required principal paydown.

As of June 30, 2021, the Condo Loan had an outstanding principal balance of $81.0 million. The 40 East End Ave. Joint Venture was required to make another principal paydown of $8.0 million on June 19, 2021 since principal paydowns from additional condominium sales proceeds had not reduced the outstanding principal balance of the Condo Loan to at least $73.0 million as of that date. However, the lender has agreed to rolling 30-day extensions, commencing on June 19, 2021, to provide further time for the 40 East End Ave. Joint Venture to close on the sale of additional condominiums units and apply the resulting proceeds to the required principal paydown. The 40 East End Ave. Joint Venture currently has additional condominium units under contract that are expected to close during the third quarter of 2021 that would generate sufficient proceeds to make the required principal paydown.

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

The 40 East End Ave. Joint Venture subsequently redeemed an additional $3.5 million and $11.0 million of Preferred Contributions on December 26, 2019 and February 13, 2020, respectively, reducing Lightstone I’s Preferred Contributions to $6.0 million, which remains outstanding as of June 30, 2021.

Subsequent to the Company’s acquisition through June 30, 2021, it has made an aggregate of $5.7 million of additional capital contributions to the 40 East End Ave. Joint Venture, of which none were made during the six months ended June 30, 2021. The Company’s investment in the 40 East Ave. Joint Venture was $9.9 million and $11.0 million as of June 30, 2021 and December 31, 2020, respectively.

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(unaudited)

The 40 East End Ave. Joint Venture Financial Information

The following table represents the condensed income statements for the 40 East End Ave. Joint Venture:

(amounts in thousands)	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020

Revenues	$-	$-	$10,507	$12,902

Cost of goods sold	-	-	10,279	11,581
Impairment of real estate inventory	1,232	-	1,232	-
Other expenses	582	545	1,224	1,248

Operating (loss)/income	(1,814)	(545)	(2,228)	73

Interest expense and other, net	(915)	(1,023)	(1,877)	(2,345)
Net loss	$(2,729)	$(1,568)	$(4,105)	$(2,272)
Company’s share of net loss (33.3%)	$(909)	$(522)	$(1,367)	$(757)

The following table represents the condensed balance sheets for the 40 East End Ave. Joint Venture:

	As of	As of
(amounts in thousands)	June 30, 2021	December 31, 2020

Real estate inventory	$113,991	$125,086
Cash and restricted cash	2,434	4,446
Other assets	660	587
Total assets	$117,085	$130,119

Mortgage payable, net	$80,537	$89,876
Other liabilities	1,705	1,309
Members’ capital	34,843	38,934
Total liabilities and members’ capital	$117,085	$130,119

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

2020 Special Distribution

On December 21, 2020, the Board of Directors authorized and the Company declared a special distribution of $0.37 per common share payable to stockholders of record as of December 31, 2020 (the “2020 Special Distribution”). The total 2020 Special Distribution of $3.2 million, which represented a portion of the proceeds generated from asset sales, was paid on or about January 15, 2021.

2021 Special Distribution

On August 9, 2021, the Board of Directors authorized and the Company declared a special distribution of $0.215 per common share payable to stockholders of record as of September 30, 2021, which represented a portion of the proceeds generated from asset sales and will be paid on or about October 15, 2021.

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

Effective May 10, 2021, the Board of Directors reopened the share repurchase program for redemptions submitted in connection with a stockholder’s death or hardship and set the price for all such purchases to 100% of the NAV per Share ($8.50 as of December 31, 2020).

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

LIGHTSTONE REAL ESTATE INCOME TRUST INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(unaudited)

6.	Related Party Transactions and Other Arrangements

The Company has various agreements, including an advisory agreement, with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities. As of June 30, 2021, the Company owed the Advisor and its affiliated entities $7,270, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. Additionally, as of December 31, 2020, the Advisor and its affiliated entities owed the Company $122, which was included in restricted cash and other assets on the consolidated balance sheets.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Development cost reimbursement(1)	$136,203	$62,556	$266,857	$132,756
Asset management fees (general and administrative costs)	-	-	-	77,313
Total	$136,203	$62,556	$266,857	$210,069

(1)	Development costs that the Company reimburses its Advisor for are capitalized and are included in the carrying value of the Company’s investment in the Williamsburg Moxy Hotel which is classified as construction in progress on the consolidated balance sheets.

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

As of both June 30, 2021 and December 31, 2020, an aggregate of approximately $12.6 million of principal advances have been funded, which along with the related accrued interest of $912,387 and $819,679, respectively, are classified as Subordinated Advances – Related Party, a liability on the consolidated balance sheets. During the three and six months ended June 30, 2021, the Company accrued $46,610 and $92,708, respectively, and during the three and six months ended June 30, 2020, the Company accrued $46,483 and $92,966, respectively, of interest on the principal advances.

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

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Lightstone Real Estate Income Trust Inc. and Subsidiaries (’‘Lightstone Income Trust’’), and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Lightstone Real Estate Income Trust Inc., a Maryland corporation, and its subsidiaries.

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

Overview

Lightstone Real Estate Income Trust Inc. (“Lightstone Income Trust”), is a Maryland corporation, formed on September 9, 2014, which elected to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2016.

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

We currently have one operating segment. As of June 30, 2021, we wholly owned and consolidated the operating results of one development project, the Williamsburg Moxy Hotel, and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

Our advisor is Lightstone Real Estate Income LLC, a Delaware limited liability company (the “Advisor”), which is majority owned by David Lichtenstein. On September 12, 2014, the Advisor contributed $200,000 to Lightstone Income Trust in exchange for 20,000 shares of common stock (“Common Shares”), or $10.00 per share. Mr. Lichtenstein also is a majority owner of the equity interests of The Lightstone Group, LLC. The Lightstone Group, LLC served as our Sponsor during our initial public offering (the “Offering”) which terminated on March 31, 2017. Mr. Lichtenstein owns 222,222 Common Shares which were issued on June 15, 2015 for $2.0 million, or $9.00 per share. Subject to the oversight of our board of directors (the “Board of Directors”) and pursuant to the terms of an advisory agreement, the Advisor has the primary responsibility for making investment decisions on our behalf and managing our day-to-day operations. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone Income Trust.

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

COVID-19 Pandemic

The World Health Organization declared COVID-19 a global pandemic on March 11, 2020 and since that time many of the previously imposed restrictions and other measures which were instituted in response have been subsequently reduced or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic and its duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19, the administration and ultimate effectiveness of vaccines, and the eventual timeline to achieve a sufficient level of herd immunity among the general population. Accordingly, the COVID-19 pandemic may continue to have negative effects on the health of the U.S. economy for the foreseeable future.

To-date, the COVID-19 pandemic has not had any significant impact on our Williamsburg Moxy Hotel development project. Our other investment is a 33.3% membership interest in the 40 East End Ave. Joint Venture, which owns a luxury residential condominium project (the “40 East End Avenue Project”) located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project previously received its final temporary certificates of occupancy, or TCO, in March 2020 and through June 30, 2021, eight condominium units have been sold. The 40 East End Ave. Joint Venture has an outstanding loan on the 40 East End Project (the “Condo Loan”) which is currently scheduled to mature on December 19, 2021. Because of the impact of the COVID-19 pandemic on the pace of condominium unit sales, the 40 East End Ave. Joint Venture is engaged in discussions with the lender to extend the maturity date of the Condo Loan. However, there can be no assurance that the 40 East End Ave. Joint Venture will be successful in such endeavors. See Note 4 for additional information.

The extent to which our business may be affected by the ongoing COVID-19 pandemic will largely depend on both current and future developments, all of which are highly uncertain and cannot be reasonably predicted. If the COVID-19 pandemic or its effect on the U.S. economy negatively impact the Williamsburg Moxy Hotel development project and/or investment in the 40 East End Ave. Joint Venture for an extended period, our business and financial results could be materially and adversely impacted.

We are not currently aware of any other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our operations, other than those referred to above or throughout this Form 10-Q. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period.

Current Portfolio Summary –

As of June 30, 2021, we owned and consolidated the Williamsburg Moxy Hotel, a 210-room branded hotel which is under construction and development.

As of June 30, 2021, we held an unconsolidated approximate 33.3% membership interest in the 40 East End Ave. Joint Venture, an affiliated real estate entity which owns the 40 East End Project, a luxury residential condominium project consisting of 29 units located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. We account for our unconsolidated membership interests in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

Critical Accounting Policies and Estimates

There were no material changes during the six months ended June 30, 2021 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

The 40 East End Ave. Joint Venture, through affiliates, owns the 40 East End Avenue Project, a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final TCO in March 2020 and through June 30, 2021, eight condominium units have been sold.

We account for our approximate 33.3% membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

Williamsburg Moxy Hotel

On July 17, 2019, we, through our then wholly owned subsidiary, Bedford Avenue Holdings LLC acquired four adjacent parcels of land located at 353-361 Bedford Avenue in Brooklyn, New York (collectively, the “Williamsburg Land”) on which we are currently developing and constructing the Williamsburg Moxy Hotel.

Additionally, during 2019, we acquired corporate bonds that were publicly traded on the Tel Aviv Stock Exchange (the “Israeli Bonds”) and denominated in New Israeli Shekel (“ILS”) that we subsequently sold during the first quarter of 2020.

The operating results of these investments have been reflected in our consolidated statements of operations commencing from their respective dates of acquisition through their respective dates of disposition.

For the Three Months Ended June 30, 2021 vs. June 30, 2020

Investment income

Our investment income was $9,600 and $17,686 for the three months ended June 30, 2021 and 2020, respectively. During both the three months ended June 30, 2021 and 2020, our investment income consisted solely of interest income on our cash and cash equivalents.

Loss from investment in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities during the three months ended June 30, 2021 was $0.9 million compared to $0.5 million for the same period in 2020. For both of the three months ended June 30, 2021 and 2020, our loss from investments in unconsolidated affiliated real estate entities is solely attributable to our ownership interest in the 40 East End Ave. Joint Venture. We account for our investments in unconsolidated affiliated real estate entities in accordance with the equity method of accounting.

General and administrative expenses

General and administrative expenses were $0.2 million during both of the three months ended June 30, 2021 and 2020.

Interest expense

Interest expense, which is attributable to the outstanding principal advances of $12.6 million included in Subordinated Advances – Related Party, was $46,610 and $46,483 for the three months ended June 30, 2021 and 2020, respectively. Additionally, during the three months ended June 30, 2021 and 2020, $0.1 million and $0.3 million of interest was capitalized to construction in progress for our Williamsburg Moxy Hotel development project.

For the Six Months Ended June 30, 2021 vs. June 30, 2020

Investment income

Our investment income was $21,283 and $135,850 for the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021, our investment income consisted solely of interest income on our cash and cash equivalents. Our investment income during the six months ended June 30, 2020 consisted of interest income on our cash and cash equivalents plus interest income on the Israeli Bonds of $63,688 which was earned in the first quarter of 2020.

Loss from investment in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities during the six months ended June 30, 2021 was $1.4 million compared to $0.9 million for the same period in 2020. For the six months ended June 30, 2021, our loss from investments in unconsolidated affiliated real estate entities is attributable to our ownership interest in the 40 East End Ave. Joint Venture. For the six months ended June 30, 2020, our loss from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the 40 East End Ave. Joint Venture and the Cove Joint Venture through the date of redemption of our membership interest on February 12, 2020. We account for our investments in unconsolidated affiliated real estate entities in accordance with the equity method of accounting.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2021 was $0.3 million, an decrease of $0.2 million, compared to $0.5 million for the same period in 2020 which was primarily attributable to a decrease in asset management fees as a result of the redemption of our membership interest in the Cove Joint Venture.

Foreign currency transaction loss

We previously maintained funds in a bank account that was denominated in ILS and was re-measured into U.S. Dollars at the current exchange rate at the end of each reporting period. During the first quarter of 2020, we converted all of our ILS to U.S. Dollars and as a result, no longer have any ILS in the bank account. For the six months ended June 30, 2020, our foreign currency transaction loss was $47,648, all of which was incurred in the first quarter of 2020.

Interest expense

Interest expense, which is attributable to the outstanding principal advances of $12.6 million included in Subordinated Advances – Related Party, was $92,708 and $92,966 for the three months ended June 30, 2021 and 2020, respectively. Additionally, during the six months ended June 30, 2021 and 2020, $0.2 million and $0.6 million of interest was capitalized to construction in progress for our Williamsburg Moxy Hotel development project.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2021, we had cash and cash equivalents of $19.6 million. We currently believe that our current available cash on hand will be sufficient to satisfy our expected cash requirements primarily consisting of our anticipated operating expenses, scheduled debt service, and any necessary capital contributions for our investment in unconsolidated affiliated real estate entity and distributions to our shareholders, if any, required to maintain our qualification as a REIT for the foreseeable future. However, a substantial amount of the remaining costs associated with the development and construction of the Williamsburg Moxy Hotel will be funded through a combination of construction financing and a joint venture arrangement. See “Williamsburg Moxy Hotel” for additional information.

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

We have agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities. As of June 30, 2021, we owed the Advisor and its affiliated entities $7,270, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. Additionally, as of December 31, 2020, the Advisor and its affiliated entities owed us $122, which was included in restricted cash and other assets on the consolidated balance sheets.

The following table represents the fees incurred associated with the payments to our Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Development cost reimbursement(1)	$136,203	$62,556	$266,857	$132,756
Asset management fees (general and administrative costs)	-	-	-	77,313

Total	$136,203	$62,556	$266,857	$210,069

(1)	Development costs that we reimburse our Advisor for are capitalized and are included in the carrying value of our investment in the Williamsburg Moxy Hotel which is classified as construction in progress on the consolidated balance sheets.

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

Summary of Cash Flows

The following summary discussion of our cash flows is based on the statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020

Cash flows used in operating activities	$(203,112)	$(354,228)
Cash flows (used in)/provided by investing activities	(8,377,485)	22,993,387
Cash flows used in financing activities	(3,191,447)	(1,688,632)
Effect of exchange rate changes on cash and cash equivalents	-	(47,648)
Net change in cash, cash equivalents and restricted cash	(11,772,044)	20,902,879
Cash, cash equivalents and restricted cash, beginning of the year	31,490,826	14,263,182
Cash, cash equivalents and restricted cash, end of the period	$19,718,782	$35,166,061

Operating activities

The net cash used in operating activities of $0.2 million during the six months ended June 30, 2021 consisted of our net loss of $1.8 million after adjustments for the noncash effect of our loss from our investment in unconsolidated affiliated real estate entity of $1.4 million and changes in assets and liabilities $0.2 million.

Investing activities

The cash used in investing activities during the six months ended June 30, 2021 consisted solely of $8.4 million of development and construction costs associated with the Williamsburg Moxy Hotel.

Financing activities

The cash used in financing activities during the six months ended June 30, 2021 was primarily attributable to a special distribution for 2020 of $3.2 million paid to our common stockholders in January 2021.

Williamsburg Moxy Hotel

On July 17, 2019, we, through our then wholly owned subsidiary, Bedford Avenue Holdings LLC acquired the Williamsburg Land, from unaffiliated third parties, for an aggregate purchase price of $30.4 million, excluding closing and other acquisition related costs, on which we are developing and constructing the Williamsburg Moxy Hotel. The acquisition was funded with cash on hand ($14.4 million) and proceeds from a mortgage loan ($16.0 million).

In connection with the closing of the acquisition of the Williamsburg Land, we simultaneously entered into a nonrecourse mortgage loan collateralized by the Williamsburg Land (the “Williamsburg Mortgage”) for $16.0 million. The Williamsburg Mortgage was scheduled to mature on August 9, 2021, bore interest at LIBOR plus 2.50% (2.60% as of June 30, 2021) and required monthly interest-only payments through maturity with the principal balance due in full at maturity. As of June 30, 2021, the outstanding principal balance of the Williamsburg Mortgage was $16.0 million, which is presented on the consolidated balance sheet, net of unamortized deferred financing costs of $6,667, and is classified as mortgage payable, net.

On August 5, 2021, we formed a joint venture (the “Williamsburg Moxy Hotel Joint Venture”) with Lightstone Value Plus Real Estate Investment Trust III, Inc (“Lightstone REIT III”), a real estate investment trust also sponsored by our Sponsor, pursuant to which Lightstone REIT III acquired 25% of our membership interest in Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. As a result, we and Lightstone REIT III have 75% and 25% membership interests, respectively, in the Williamsburg Moxy Hotel Joint Venture.

On August 5, 2021, Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility for up to $77.0 million (the “Williamsburg Construction Loan”) scheduled to mature on February 5, 2024, with two, six-month extension options, subject to certain conditions. The Williamsburg Construction Loan bears interest at LIBOR plus 9.00%, subject to a 9.50% floor, with monthly interest-only payments based on LIBOR plus 7.50% with the accrued and unpaid interest due at maturity. The Williamsburg Construction Loan is collateralized by the Williamsburg Moxy Hotel. The Williamsburg Moxy Hotel Joint Venture received initial proceeds of $16.0 million under the Williamsburg Construction Loan and repaid the Williamsburg Mortgage ($16.0 million) in full. As a result, the Williamsburg Construction Loan has remaining availability of $61.0 million.

As of June 30, 2021, Williamsburg Moxy Hotel Joint Venture incurred and capitalized to construction in progress an aggregate of $50.3 million (including capitalized interest of $1.7 million) consisting of acquisition and other costs attributable to development of the Williamsburg Moxy Hotel.

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

The 40 East End Ave. Joint Venture, through affiliates, owns the 40 East End Avenue Project, a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final TCO in March 2020 and through June 30, 2021, eight condominium units have been sold.

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

Pursuant to the terms of the Condo Loan, the 40 East End Ave. Joint Venture was required to make a principal paydown on December 19, 2020 if the then outstanding principal balance of the Condo Loan had not been paid down to at least $81.0 million as of that date. However, in lieu of a required principal paydown of $11.7. million, the lender agreed to accept an immediate principal paydown of $2.0 million, which was paid on December 18, 2020, and allowed for the remaining required principal paydown of $9.7 million to be subsequently paid during the first quarter of 2021. The 40 East End Ave. Joint Venture used proceeds from the sale of condominium units which closed in the first quarter of 2021 to make the remaining required principal paydown.

As of June 30, 2021, the Condo Loan had an outstanding principal balance of $81.0 million. The 40 East End Ave. Joint Venture was required to make another principal paydown of $8.0 million on June 19, 2021 since principal paydowns from additional condominium sales proceeds had not reduced the outstanding principal balance of the Condo Loan to at least $73.0 million as of that date. However, the lender has agreed to rolling 30-day extensions, commencing on June 19, 2021, to provide further time for the 40 East End Ave. Joint Venture to close on the sale of additional condominium units and apply the resulting proceeds to the required principal paydown. The 40 East End Ave. Joint Venture currently has additional condominium units under contract that are expected to close during the third quarter of 2021 that would generate sufficient to make the required principal paydown.

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

The 40 East End Ave. Joint Venture subsequently redeemed an additional $3.5 million and $11.0 million of Preferred Contributions on December 26, 2019 and February 13, 2020, respectively, reducing Lightstone I’s Preferred Contributions to $6.0 million, which remains outstanding as of June 30, 2021.

Subsequent to our acquisition through June 30, 2021, we have made an aggregate of $5.7 million of additional capital contributions to the 40 East End Ave. Joint Venture, of which none were made during the six months ended June 30, 2021.

Because proceeds from sales of condominium units must first be used to fully pay-down the Condo Loan and thereafter to redeem Lightstone I’s remaining Preferred Contributions, we do not expect to receive any distributions from the 40 East End Ave. Joint Venture over the next 12 months.

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

2020 Special Distribution

On December 21, 2020, the Board of Directors authorized and we declared a special distribution of $0.37 per common share payable to stockholders of record as of December 31, 2020 (the “2020 Special Distribution”). The total 2020 Special Distribution of $3.2 million, which represented a portion of the proceeds generated from asset sales, was paid on or about January 15, 2021.

2021 Special Distribution

On August 9, 2021, the Board of Directors authorized and we declared a special distribution of $0.215 per common share payable to stockholders of record as of September 30, 2021, which represented a portion of the proceeds generated from asset sales and will be paid on or about October 15, 2021.

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

Effective May 10, 2021, the Board of Directors reopened the share repurchase program for redemptions submitted in connection with a stockholder’s death or hardship and set the price for all such purchases to 100% of the NAV per Share ($8.50 as of December 31, 2020).

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

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Real Estate Income Trust Inc. on Form 10-Q for the quarter ended June 30, 2021, filed with the SEC on August 11, 2021, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE REAL ESTATE INCOME TRUST INC.

Date: August 11, 2021	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2021	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)