Form 10-Q
period 2021-09-30
Lightstone Value Plus REIT IV, Inc.
filed 2021-11-12
CIK 1619312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-55773

Lightstone Value Plus REIT IV, Inc.

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

As of November 10, 2021, there were 8.5 million outstanding shares of common stock of Lightstone Value Plus REIT IV, Inc.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets

Investment property:
Construction in progress	$61,021,642	$40,479,640
Investment in unconsolidated affiliated real estate entity	10,793,908	10,988,023
Cash and cash equivalents	18,622,753	31,406,204
Restricted cash and other assets	855,332	116,419
Total Assets	$91,293,635	$82,990,286

Liabilities and Stockholders’ Equity

Mortgage payable, net	$11,889,881	$16,000,000
Accounts payable, accrued expenses and other liabilities	6,578,769	1,178,674
Distributions payable	1,829,250	3,151,447
Subordinated advances - related party	13,591,523	13,451,692
Total Liabilities	33,889,423	33,781,813

Commitments and Contingencies

Stockholders’ Equity:

Company’s Stockholders’ Equity:

Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 8.5 million shares issued and outstanding	85,281	85,374
Additional paid-in-capital	71,586,391	71,665,213
Accumulated deficit	(25,145,110)	(22,542,114)
Total Company’s Stockholders’ Equity	46,526,562	49,208,473
Noncontrolling interests	10,877,650	-
Total Stockholders’ Equity	57,404,212	49,208,473
Total Liabilities and Stockholders’ Equity	$91,293,635	$82,990,286

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Income/(loss):
Investment income	$8,738	$15,753	$30,021	$151,603
Gain from disposition of investment in unconsolidated affiliated real estate entity	-	120,328	-	8,300,837
Gain on sale of marketable securities	-	-	-	264,589
Earnings from investments in unconsolidated affiliated real estate entities	1,172,990	(601,185)	(194,115)	(1,515,479)

Total income/(loss)	1,181,728	(465,104)	(164,094)	7,201,550

Expenses:
General and administrative costs	153,666	161,060	469,821	611,683
Interest expense	47,123	46,994	139,831	139,960
Foreign currency transaction loss	-	-	-	47,648

Total expenses	200,789	208,054	609,652	799,291

Net income/(loss)	$980,939	$(673,158)	$(773,746)	$6,402,259

Net income/(loss) per common share, basic and diluted	$0.12	$(0.08)	$(0.09)	$0.75

Weighted average number of common shares outstanding, basic and diluted	8,529,553	8,537,424	8,534,772	8,543,753

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Net income/(loss)	$980,939	$(673,158)	$(773,746)	$6,402,259

Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	-	-	(135,500)
Reclassification adjustment for gain included in net income	-	-	-	(264,589)

Other comprehensive loss	-	-	-	(400,089)

Comprehensive income/(loss)	$980,939	$(673,158)	$(773,746)	$6,002,170

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

			Additional	Accumulated Other
	Common		Paid-In	Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income	Deficit	Equity

BALANCE, June 30, 2020	8,537,424	$85,374	$71,665,213	$-	$(17,101,228)	$54,649,359

Net loss	-	-	-	-	(673,158)	(673,158)

BALANCE, September 30, 2020	8,537,424	$85,374	$71,665,213	$-	$(17,774,386)	$53,976,201

			Additional	Accumulated Other
	Common		Paid-In	Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income	Deficit	Equity
BALANCE, December 31, 2019	8,595,224	$85,952	$72,215,685	$400,089	$(23,324,903)	$49,376,823

Net income	-	-	-	-	6,402,259	6,402,259
Distributions declared (a)	-	-	-	-	(851,742)	(851,742)
Redemption and cancellation of shares	(57,800)	(578)	(550,472)	-	-	(551,050)
Other comprehensive loss	-	-	-	(400,089)	-	(400,089)

BALANCE, September 30, 2020	8,537,424	$85,374	$71,665,213	$-	$(17,774,386)	$53,976,201

(a)	Dividends per share were $0.10.

			Additional
	Common		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity
BALANCE, June 30, 2021	8,537,424	$85,374	$71,665,213	$(24,296,799)	$-	$47,453,788

Net income	-	-	-	980,939	-	980,939
Distributions declared (a)	-	-	-	(1,829,250)	-	(1,829,250)
Contributions of noncontrolling interests	-	-	-	-	10,877,650	10,877,650
Redemption and cancellation of shares	(9,284)	(93)	(78,822)	-	-	(78,915)

BALANCE, September 30, 2021	8,528,140	$85,281	$71,586,391	$(25,145,110)	$10,877,650	$57,404,212

(a)	Dividends per share were $0.215.

			Additional
	Common		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity
BALANCE, December 31, 2020	8,537,424	$85,374	$71,665,213	$(22,542,114)	$-	$49,208,473

Net loss	-	-	-	(773,746)	-	(773,746)
Distributions declared (a)	-	-	-	(1,829,250)	-	(1,829,250)
Contributions of noncontrolling interests	-	-	-	-	10,877,650	10,877,650
Redemption and cancellation of shares	(9,284)	(93)	(78,822)	-	-	(78,915)

BALANCE, September 30, 2021	8,528,140	$85,281	$71,586,391	$(25,145,110)	$10,877,650	$57,404,212

(a)	Dividends per share were $0.215.

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(773,746)	$6,402,259
Adjustments to reconcile net (loss)/income to cash used in operating activities:
Earnings from investments in unconsolidated affiliated real estate entities	194,115	1,515,479
Gain from disposition of investment in unconsolidated affiliated real estate entity	-	(8,300,837)
Gain on sale of marketable securities	-	(264,589)
Amortization of discount on debt securities	-	(30,196)
Foreign currency transaction loss	-	47,648
Changes in assets and liabilities:
Increase in deposits and other assets	(631,605)	(83,835)
Increase/(decrease) in accounts payable, accrued expenses and other liabilities	982,505	(84,349)
Increase in accrued interest on subordinated advances - related party	139,831	139,960

Cash used in operating activities	(88,900)	(658,460)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(16,504,596)	(3,780,598)
Proceeds from sale of marketable securities	-	4,141,195
Proceeds from disposition of investment in unconsolidated affiliated real estate entity	-	21,989,574

Cash (used in)/provided by investing activities	(16,504,596)	22,350,171

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	16,000,000	-
Mortgage payments	(16,000,000)	-
Payment of loan fees and expenses	(3,729,935)	-
Contributions of noncontrolling interests	10,877,650	-
Redemption and cancellation of common stock	(78,915)	(551,050)
Distributions paid to Company’s common stockholders	(3,151,447)	(1,137,582)

Cash provided by/(used in) financing activities	3,917,353	(1,688,632)

Effect of exchange rate changes on cash and cash equivalents	-	(47,648)

Net change in cash, cash equivalents and restricted cash	(12,676,143)	19,955,431
Cash, cash equivalents and restricted cash, beginning of year	31,490,826	14,263,182
Cash, cash equivalents and restricted cash, end of period	$18,814,683	$34,218,613

Supplemental disclosure of cash flow information:
Non-cash purchase of investment property	$4,680,726	$827,233
Unpaid interest accrued and capitalized as mortgage payable and construction in progress	$52,847	$-
Distributions declared, but not paid	$1,829,250	$-
Amortization of deferred financing costs included in construction in progress	$337,329	$343,759
Accrued exit fee	$770,000	$-

The following is a summary of the Company’s cash, cash equivalents and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$18,622,753	$34,033,071
Restricted cash	191,930	185,542
Total cash, cash equivalents and restricted cash	$18,814,683	$34,218,613

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(unaudited)

1.	Structure

Lightstone Value Plus REIT IV, Inc. (“Lightstone REIT IV”), which was formerly known as Lightstone Real Estate Income Trust, Inc. before September 15, 2021, is a Maryland corporation, formed on September 9, 2014, which elected to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2016.

Lightstone REIT IV, together with its subsidiaries is collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns refers to Lightstone REIT IV or the Company as required by the context in which any such pronoun is used.

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

The Company currently has one operating segment. As of September 30, 2021, it majority owned and consolidated the operating results of one development project, the Williamsburg Moxy Hotel and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). The Company accounts for its unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

The Company’s advisor is Lightstone Real Estate Income LLC (the “Advisor”), which is majority owned by David Lichtenstein. On September 12, 2014, the Advisor contributed $200,000 for 20,000 shares of common stock (“Common Shares”), or $10.00 per share of the Lightstone REIT IV. Mr. Lichtenstein also is a majority owner of the equity interests of The Lightstone Group, LLC. The Lightstone Group, LLC served as the Company’s Sponsor during its initial public offering (the “Offering”) which terminated on March 31, 2017. Mr. Lichtenstein owns 222,222 Common Shares which were issued on June 15, 2015 for $2.0 million, or $9.00 per share. Subject to the oversight of the Company’s board of directors (the “Board of Directors”) and pursuant to the terms of an advisory agreement, the Advisor has the primary responsibility for making investment decisions on behalf of the Company and managing its day-to-day operations. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT IV.

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

Noncontrolling Interests in Consolidated Subsidiaries

Noncontrolling interests in consolidated subsidiaries include ownership interests in the Williamsburg Moxy Hotel Joint Venture with Lightstone Value Plus REIT III, Inc (“Lightstone REIT III”), a real estate investment trust also sponsored by the Company’s Sponsor and a related party. See Note 3 for additional information.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(unaudited)

2.	Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the periods presented. The accompanying unaudited consolidated financial statements of the Lightstone REIT IV and Subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.

The consolidated financial statements have been prepared in accordance with GAAP. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of real estate debt investments and securities. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

The consolidated balance sheet as of December 31, 2020 included herein has been derived from the consolidated balance sheet included in the Company’s Annual Report on Form 10-K.

The unaudited statements of operations for interim periods are not necessarily indicative of results for the full year or any other period.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT IV and Subsidiaries (over which the Company exercises financial and operating control). All inter-company accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash and other assets, the Williamsburg Mortgage and accounts payable, accrued expenses and other liabilities approximate their fair values because of the short maturity of these instruments. The carrying amount of the Moxy Construction Loan approximates fair value because its interest rate is variable and reflective of market rates.

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

To-date, the COVID-19 pandemic has not had any significant impact on the Company’s Williamsburg Moxy Hotel development project. The Company’s other investment is its 33.3% membership interest in the 40 East End Ave. Joint Venture, which owns a luxury residential condominium project (the “40 East End Avenue Project”) located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project previously received its final temporary certificates of occupancy, or TCO, in March 2020 and through September 30, 2021, ten condominium units have been sold. The 40 East End Ave. Joint Venture has an outstanding loan on the 40 East End Project (the “Condo Loan”) which is currently scheduled to mature on December 19, 2021. Because of the impact of the COVID-19 pandemic on the pace of condominium unit sales, the 40 East End Ave. Joint Venture is engaged in discussions with the lender to extend the maturity date of the Condo Loan. However, there can be no assurance that the 40 East End Ave. Joint Venture will be successful in such endeavors. See Note 4 for additional information.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(unaudited)

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

On July 17, 2019, the Company, through its then wholly owned subsidiary, Bedford Avenue Holdings LLC acquired four adjacent parcels of land located at 353-361 Bedford Avenue in Brooklyn, New York (collectively, the “Williamsburg Land”), from unaffiliated third parties, for an aggregate purchase price of approximately $30.4 million, excluding closing and other acquisition related costs, on which it is developing and constructing a 210-room branded hotel (the “Williamsburg Moxy Hotel”). In connection with the acquisition of the Williamsburg Land, the Company simultaneously entered into a $16.0 million nonrecourse mortgage loan (the “Williamsburg Mortgage”) collateralized by the Williamsburg Land.

On August 5, 2021, the Company formed a joint venture (the “Williamsburg Moxy Hotel Joint Venture”) with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of the Company’s membership interest in the Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to the initial acquisition, Lightstone REIT III made additional capital contributions to the Williamsburg Moxy Hotel Joint Venture of $2.9 million through September 30, 2021.

As a result, the Company and Lightstone REIT III have 75% and 25% membership interests, respectively, in the Williamsburg Moxy Hotel Joint Venture. Additionally, the Company is the managing member of the Williamsburg Moxy Hotel Joint Venture and Lightstone REIT III has consent rights with respect to all major decisions.

The Company has determined that the Williamsburg Moxy Hotel Joint Venture is a variable interest entity and the Company is the primary beneficiary.  As the Company is the member most closely associated with the Williamsburg Moxy Hotel Joint Venture and therefore has the power to direct the activities of the Williamsburg Moxy Hotel Joint Venture that most significantly impact its performance, the Company consolidates the operating results and financial condition of the Williamsburg Moxy Hotel Joint Venture and accounts for the ownership interest of Lightstone REIT III as noncontrolling interests. Contributions are allocated in accordance with each investor’s ownership percentage. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage.

As of September 30, 2021, the Williamsburg Moxy Hotel Joint Venture incurred and capitalized to construction in progress an aggregate of $61.0 million (including capitalized interest of $2.3 million) consisting of acquisition and other costs attributable to the development of the Williamsburg Moxy Hotel. During the three and nine months ended September 30, 2021, the Company capitalized interest of approximately $0.6 million and $0.8 million, respectively, and during the three and nine months ended September 30, 2020, the Company capitalized interest of approximately $0.3 million and $0.9 million, respectively, in connection with the development of the Williamsburg Moxy Hotel.

Moxy Construction Loan

On August 5, 2021, Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility for up to $77.0 million (the “Moxy Construction Loan”) scheduled to mature on February 5, 2024,  with two, six-month extension options, subject to certain conditions. The Moxy Construction Loan bears interest at LIBOR plus 9.00%, subject to a 9.50% floor, with monthly interest-only payments based on a rate of 7.50% with the accrued and unpaid interest due at maturity. The Moxy Construction Loan is collateralized by the Williamsburg Moxy Hotel. The Williamsburg Moxy Hotel Joint Venture received initial proceeds of $16.0 million under the Moxy Construction Loan and repaid the Williamsburg Mortgage ($16.0 million) in full. As of September 30, 2021, the outstanding principal balance of the Moxy Construction Loan was $16.1 million (including $0.1 million of interest capitalized to principal) which is presented, net of deferred financing fees of $4.2 million, on the consolidated balance sheet and is classified as Mortgage Payable, net. As of September 30, 2021, the remaining availability under the Moxy Construction Loan was up to $61.0 million.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(unaudited)

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture has provided certain completion and carry cost guarantees. Furthermore, in connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture paid $3.7 million of loan fees and expenses and accrued $0.8 million of loan exit fees which are due at the initial maturity date and are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of September 30, 2021.

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

The Company’s ownership interest in the 40 East End Ave. Joint Venture is a non-managing interest. Because the Company exerts significant influence over but does not control the 40 East End Ave. Joint Venture, it accounts for its ownership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting. All contributions to and distributions of earnings from the 40 East End Ave. Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the 40 East End Ave. Joint Venture are made to the members pursuant to the terms of its operating agreement. The Company commenced recording its allocated portion of earnings and cash distributions, if any, from the 40 East End Ave. Joint Venture beginning as of March 31, 2017 with respect to its membership interest of approximately 33.3% in the 40 East End Ave. Joint Venture. Additionally, Lightstone Value Plus REIT I, Inc., a real estate investment trust also sponsored by the Company’s Sponsor, made $30.0 million of preferred equity contributions (the “Preferred Contributions”) to a subsidiary of the 40 East End Ave. Joint Venture, pursuant to an instrument that entitles Lightstone I to monthly preferred distributions at a rate of 12% per annum. No distributions may be paid to the members until the Preferred Contributions are redeemed in full.

The 40 East End Ave. Joint Venture, through affiliates, owns the 40 East End Avenue Project, a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final TCO in March 2020 and through September 30, 2021, ten of the condominium units have been sold.

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

The 40 East End Ave. Joint Venture was required to make another principal paydown of $8.0 million on June 19, 2021 since principal paydowns from additional condominium sales proceeds had not reduced the outstanding principal balance of the Condo Loan to at least $73.0 million as of that date. However, the lender has agreed to rolling 30-day extensions, commencing on June 19, 2021, to provide further time for the 40 East End Ave. Joint Venture to close on the sale of additional condominiums units and apply the resulting proceeds to the required principal paydown. During the third quarter of 2021, the 40 East End Ave. Joint Venture closed on the sale of two additional condominium unit which generated sufficient proceeds to make the required principal paydown. As of September 30, 2021, the Condo Loan had an outstanding principal balance of $58.9 million.

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

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

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

The 40 East End Ave. Joint Venture subsequently redeemed an additional $3.5 million and $11.0 million of Preferred Contributions on December 26, 2019 and February 13, 2020, respectively, reducing Lightstone I’s Preferred Contributions to $6.0 million, which remains outstanding as of September 30, 2021.

Subsequent to the Company’s acquisition through September 30, 2021, it has made an aggregate of $5.7 million of additional capital contributions to the 40 East End Ave. Joint Venture, of which none were made during the nine months ended September 30, 2021. The Company’s investment in the 40 East Ave. Joint Venture was $10.8 million and $11.0 million as of September 30, 2021 and December 31, 2020, respectively.

The 40 East End Ave. Joint Venture Financial Information

The following table represents the condensed income statements for the 40 East End Ave. Joint Venture:

(amounts in thousands)	For the Three Months September 30, 2021	For the Three Months September 30, 2020	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020
Revenues	$23,407	$3,008	$33,914	$15,910

Cost of goods sold	18,142	3,197	28,395	14,778
Impairment of real estate inventory	239	-	1,471	-
Other expenses	628	668	1,878	1,916
Depreciation and amortization	-	-	-	-
Operating income/(loss)	4,398	(857)	2,170	(784)

Interest expense and other, net	(876)	(949)	(2,753)	(3,294)
Net income/(loss)	$3,522	$(1,806)	$(583)	$(4,078)
Company’s share of net income/(loss) (33.3%)	$1,173	$(601)	$(194)	$(1,358)

The following table represents the condensed balance sheets for the 40 East End Ave. Joint Venture:

	As of	As of
(amounts in thousands)	September 30, 2021	December 31, 2020

Real estate inventory	$96,781	$125,086
Cash and restricted cash	699	4,446
Other assets	416	587

Total assets	$97,896	$130,119

Mortgage payable, net	$58,681	$89,876
Other liabilities	850	1,309
Members’ capital	38,365	38,934

Total liabilities and members’ capital	$97,896	$130,119

The Cove Joint Venture

On January 31, 2017, the Company, through its wholly owned subsidiary, REIT IV COVE LLC along with LSG Cove LLC, an affiliate of the Sponsor and a related party, REIT III COVE LLC, a subsidiary of the operating partnership of Lightstone REIT III and Maximus Cove Investor LLC (“Maximus”), an unrelated third party, completed the acquisition of all of RP Cove, L.L.C’s membership interest in RP Maximus Cove, L.L.C. (the “Cove Joint Venture”) for aggregate consideration of approximately $255.0 million (the “Cove Transaction”). Excluding mortgage financing obtained by the Cove Joint Venture in connection with the Cove Transaction, the Company paid $20.0 million for a 22.5% non-managing membership interest in the Cove Joint Venture.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

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

2021 Special Distribution

On August 9, 2021, the Board of Directors authorized and the Company declared a special distribution of $0.215 per common share payable to stockholders of record as of September 30, 2021 (the “2021 Special Distribution”). The total 2021 Special Distribution of $1.8 million, which represented a portion of the proceeds generated from asset sales and was paid on or about October 15, 2021.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(unaudited)

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

For the nine months ended September 30, 2021 the Company repurchased 9,284 shares of common stock, pursuant to our share repurchase program at an average price per share of $8.50 per share.

Net Earnings per Common Share

Net earnings per Common Share on a basic and fully diluted basis is earnings divided by the weighted average number of shares of common stock outstanding. The Company does not have any potentially dilutive securities.

6.	Related Party Transactions and Other Arrangements

The Company has various agreements, including an advisory agreement, with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities. As of September 30, 2021, the Company owed the Advisor and its affiliated entities $6,789, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. Additionally, as of December 31, 2020, the Advisor and its affiliated entities owed the Company $122, which was included in restricted cash and other assets on the consolidated balance sheets.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Development cost reimbursement (1)	$157,967	$75,188	$424,824	$207,944
Asset management fees (general and administrative costs)	-	-	-	77,313

Total	$157,967	$75,188	$424,824	$285,257

(1)	Development costs that the Company reimburses its Advisor for are capitalized and are included in the carrying value of the Company’s investment in the Williamsburg Moxy Hotel which is classified as construction in progress on the consolidated balance sheets.

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

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

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

As of both September 30, 2021 and December 31, 2020, an aggregate of approximately $12.6 million of principal advances have been funded, which along with the related accrued interest of $959,510 and $819,679, respectively, are classified as Subordinated Advances – Related Party, a liability on the consolidated balance sheets. During the three and nine months ended September 30, 2021, the Company accrued $47,123 and $139,831, respectively, and during the three and nine months ended September 30, 2020, the Company accrued $46,994 and $139,960, respectively, of interest on the principal advances.

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

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Lightstone Value Plus REIT IV, Inc. and Subsidiaries (“Lightstone REIT IV”), and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Lightstone Value Plus REIT IV, Inc., a Maryland corporation, and its subsidiaries.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by us with the Securities and Exchange Commission (the “SEC”), contain or will contain, forward-looking statements. All statements, other than statements of historical facts, including, among others, statements regarding our possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Lightstone Value Plus REIT IV, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that actual results may differ materially from those contemplated by such forward-looking statements.

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

Overview

Lightstone Value Plus REIT IV, Inc. (“Lightstone REIT IV”), which was formerly known as Lightstone Real Estate Income Trust, Inc. before September 15, 2021, is a Maryland corporation, formed on September 9, 2014, which elected to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2016.

Lightstone REIT IV, together with its subsidiaries is collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns refers to Lightstone REIT IV or the Company as required by the context in which any such pronoun is used.

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

We currently have one operating segment. As of September 30, 2021, we majority owned and consolidated the operating results of one development project, the Williamsburg Moxy Hotel, and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

Our advisor is Lightstone Real Estate Income LLC, a Delaware limited liability company (the “Advisor”), which is majority owned by David Lichtenstein. On September 12, 2014, the Advisor contributed $200,000 to Lightstone REIT IV in exchange for 20,000 shares of common stock (“Common Shares”), or $10.00 per share. Mr. Lichtenstein also is a majority owner of the equity interests of The Lightstone Group, LLC. The Lightstone Group, LLC served as our Sponsor during our initial public offering (the “Offering”) which terminated on March 31, 2017. Mr. Lichtenstein owns 222,222 Common Shares which were issued on June 15, 2015 for $2.0 million, or $9.00 per share. Subject to the oversight of our board of directors (the “Board of Directors”) and pursuant to the terms of an advisory agreement, the Advisor has the primary responsibility for making investment decisions on our behalf and managing our day-to-day operations. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT IV.

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

To-date, the COVID-19 pandemic has not had any significant impact on our Williamsburg Moxy Hotel development project. Our other investment is a 33.3% membership interest in the 40 East End Ave. Joint Venture, which owns a luxury residential condominium project (the “40 East End Avenue Project”) located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project previously received its final temporary certificates of occupancy, or TCO, in March 2020 and through September 30, 2021, ten condominium units have been sold. The 40 East End Ave. Joint Venture has an outstanding loan on the 40 East End Project (the “Condo Loan”) which is currently scheduled to mature on December 19, 2021. Because of the impact of the COVID-19 pandemic on the pace of condominium unit sales, the 40 East End Ave. Joint Venture is engaged in discussions with the lender to extend the maturity date of the Condo Loan. However, there can be no assurance that the 40 East End Ave. Joint Venture will be successful in such endeavors. See Note 4 for additional information.

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

Current Portfolio Summary –

As of September 30, 2021, we majority owned and consolidated the operating results of the Williamsburg Moxy Hotel Joint Venture, which is currently developing and constructing the Williamsburg Moxy Hotel, a 210-room branded hotel.

As of September 30, 2021, we held an unconsolidated approximate 33.3% membership interest in the 40 East End Ave. Joint Venture, an affiliated real estate entity which owns the 40 East End Project, a luxury residential condominium project consisting of 29 units located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. We account for our unconsolidated membership interests in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended September 30, 2021 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

For the periods presented, we had ownership interests in the following real estate and real estate-related investments:

The Cove Joint Venture

On January 31, 2017 we along with LSG Cove LLC, an affiliate of our Sponsor, Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), a real estate investment trust also sponsored by our Sponsor and a related party, and Maximus Cove Investor LLC (“Maximus”), an unrelated third party acquired the membership interests in RP Maximus Cove L.L.C. (the “Cove Joint Venture”) from an unrelated third party. We, LSG Cove LLC, Lightstone III and Maximus had 22.5%, 45.0%, 22.5% and 10.0% membership interests in the Cove Joint Venture, respectively. The Cove Joint Venture owns and operates The Cove at Tiburon (the “Cove”), a multi-family complex consisting of 281-units, or 289,690 square feet, contained within 32 apartment buildings over 20.1 acres, located in Tiburon, California.

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

The 40 East End Ave. Joint Venture, through affiliates, owns the 40 East End Avenue Project, a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final TCO in March 2020 and through September 30, 2021, ten condominium units have been sold.

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

On August 5, 2021, we formed a joint venture (the “Williamsburg Moxy Hotel Joint Venture”) with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of our membership interest in the Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to the initial acquisition, Lightstone REIT III made additional capital contributions to the Williamsburg Moxy Hotel Joint Venture of $2.9 million through September 30, 2021.

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

For the Three Months Ended September 30, 2021 vs. September 30, 2020

Investment income

Our investment income was $8,738 and $15,753 for the three months ended September 30, 2021 and 2020, respectively. During both the three months ended September 30, 2021 and 2020, our investment income consisted solely of interest income on our cash and cash equivalents.

Earnings from investments in unconsolidated affiliated real estate entities

Our earnings from investments in unconsolidated affiliated real estate entities during the three months ended September 30, 2021 was income of $1.2 million compared to a loss of $0.6 million for the same period in 2020. For both of the three months ended September 30, 2021 and 2020, our earnings from investments in unconsolidated affiliated real estate entities is solely attributable to our ownership interest in the 40 East End Ave. Joint Venture. We account for our investments in unconsolidated affiliated real estate entities in accordance with the equity method of accounting.

General and administrative expenses

General and administrative expenses were $0.2 million during both of the three months ended September 30, 2021 and 2020.

Interest expense

Interest expense, which is attributable to the outstanding principal advances of $12.6 million included in Subordinated Advances – Related Party, was $47,123 and $46,994 for the three months ended September 30, 2021 and 2020, respectively. Additionally, during the three months ended September 30, 2021 and 2020, $0.6 million and $0.3 million of interest was capitalized to construction in progress for our Williamsburg Moxy Hotel development project.

For the Nine Months Ended September 30, 2021 vs. September 30, 2020

Investment income

Our investment income was $30,021 and $151,603 for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021, our investment income consisted solely of interest income on our cash and cash equivalents. Our investment income during the nine months ended September 30, 2020 consisted of interest income on our cash and cash equivalents plus interest income on the Israeli Bonds of $63,688 which was earned in the first quarter of 2020.

Earnings from investment in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities during the nine months ended September 30, 2021 was $0.2 million compared to $1.5 million for the same period in 2020. For the nine months ended September 30, 2021, our loss from investments in unconsolidated affiliated real estate entities is attributable to our ownership interest in the 40 East End Ave. Joint Venture. For the nine months ended September 30, 2020, our loss from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the 40 East End Ave. Joint Venture and the Cove Joint Venture through the date of redemption of our membership interest on February 12, 2020. We account for our investments in unconsolidated affiliated real estate entities in accordance with the equity method of accounting.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2021 was $0.5 million, an decrease of $0.1 million, compared to $0.6 million for the same period in 2020 which was primarily attributable to a decrease in asset management fees as a result of the redemption of our membership interest in the Cove Joint Venture.

Foreign currency transaction loss

We previously maintained funds in a bank account that was denominated in ILS and was re-measured into U.S. Dollars at the current exchange rate at the end of each reporting period. During the first quarter of 2020, we converted all of our ILS to U.S. Dollars and as a result, no longer have any ILS in the bank account. For the nine months ended September 30, 2020, our foreign currency transaction loss was $47,648, all of which was incurred in the first quarter of 2020.

Interest expense

Interest expense, which is attributable to the outstanding principal advances of $12.6 million included in Subordinated Advances – Related Party, was $139,831 and $139,960 for the three months ended September 30, 2021 and 2020, respectively. Additionally, during the nine months ended September 30, 2021 and 2020, $0.8 million and $0.9 million of interest was capitalized to construction in progress for our Williamsburg Moxy Hotel development project.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2021, we had cash and cash equivalents of $18.6 million. We currently believe that our current available cash on hand will be sufficient to satisfy our expected cash requirements primarily consisting of our anticipated operating expenses, scheduled debt service, and any necessary capital contributions for our investment in unconsolidated affiliated real estate entity and distributions to our shareholders, if any, required to maintain our qualification as a REIT for the foreseeable future. However, a substantial amount of the remaining costs associated with the development and construction of the Williamsburg Moxy Hotel will be funded through a combination of construction financing and a joint venture arrangement. See “Williamsburg Moxy Hotel” for additional information.

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

We have agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities. As of September 30, 2021, we owed the Advisor and its affiliated entities $6,789, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. Additionally, as of December 31, 2020, the Advisor and its affiliated entities owed us $122, which was included in restricted cash and other assets on the consolidated balance sheets.

The following table represents the fees incurred associated with the payments to our Advisor for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Development cost reimbursement (1)	$157,967	$75,188	$424,824	$207,944
Asset management fees (general and administrative costs)	-	-	-	77,313
Total	$157,967	$75,188	$424,824	$285,257

(1)	Development costs that we reimburse our Advisor for are capitalized and are included in the carrying value of our investment in the Williamsburg Moxy Hotel which is classified as construction in progress on the consolidated balance sheets.

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

Summary of Cash Flows

The following summary discussion of our cash flows is based on the statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020

Net cash flows used in operating activities	$(88,900)	$(658,460)
Net cash flows (used in)/provided by investing activities	(16,504,596)	22,350,171
Net cash flows provided by/(used in) financing activities	3,917,353	(1,688,632)
Effect of exchange rate changes on cash and cash equivalents	-	(47,648)
Net change in cash, cash equivalents and restricted cash	(12,676,143)	19,955,431
Cash, cash equivalents and restricted cash, beginning of the year	31,490,826	14,263,182
Cash, cash equivalents and restricted cash, end of the period	$18,814,683	$34,218,613

Operating activities

The net cash used in operating activities of $0.1 million during the nine months ended September 30, 2021 consisted of our net loss of $0.8 million after adjustments for the noncash effect of our loss from our investment in unconsolidated affiliated real estate entity of $0.2 million and changes in assets and liabilities $0.5 million.

Investing activities

The cash used in investing activities during the nine months ended September 30, 2021 consisted solely of $16.5 million of development and construction costs associated with the Williamsburg Moxy Hotel.

Financing activities

The cash provided by financing activities during the nine months ended September 30, 2021 of $3.9 million consisted of contributions of $10.9 million by Lightstone REIT III to the Williamsburg Moxy Hotel Joint Venture, proceeds from a mortgage payable of $16.0 million fully offset by the $16.0 million repayment in full of an existing mortgage payable, the payment of loan fees and expenses of $3.7 million, a special distribution for 2020 of $3.2 million paid to our common stockholders in January 2021, and redemption and cancellation of common stock of $0.1 million.

Williamsburg Moxy Hotel

On July 17, 2019, we, through our then wholly owned subsidiary, Bedford Avenue Holdings LLC acquired four adjacent parcels of land located at 353-361 Bedford Avenue in Brooklyn, New York (collectively, the “Williamsburg Land”), from unaffiliated third parties, for an aggregate purchase price of approximately $30.4 million, excluding closing and other acquisition related costs, on which we are developing and constructing a 210-room branded hotel (the “Williamsburg Moxy Hotel”). In connection with the acquisition of the Williamsburg Land, we simultaneously entered into a $16.0 million nonrecourse mortgage loan (the “Williamsburg Mortgage”) collateralized by the Williamsburg Land.

On August 5, 2021, we formed a joint venture (the “Williamsburg Moxy Hotel Joint Venture”) with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of our membership interest in the Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to the initial acquisition, Lightstone REIT III made additional capital contributions to the Williamsburg Moxy Hotel Joint Venture of $2.9 million through September 30, 2021.

As a result, we and Lightstone REIT III have 75% and 25% membership interests, respectively, in the Williamsburg Moxy Hotel Joint Venture. Additionally, we are the managing member of the Williamsburg Moxy Hotel Joint Venture and Lightstone REIT III has consent rights with respect to all major decisions.

We determined that the Williamsburg Moxy Hotel Joint Venture is a variable interest entity and we are the primary beneficiary.  As we are the member most closely associated with the Williamsburg Moxy Hotel Joint Venture and therefore have the power to direct the activities of the Williamsburg Moxy Hotel Joint Venture that most significantly impact its performance, we consolidate the operating results and financial condition of the Williamsburg Moxy Hotel Joint Venture and account for the ownership interest of Lightstone REIT III as noncontrolling interests. Contributions are allocated in accordance with each investor’s ownership percentage. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage.

As of September 30, 2021, the Williamsburg Moxy Hotel Joint Venture incurred and capitalized to construction in progress an aggregate of $61.0 million (including capitalized interest of $2.3 million) consisting of acquisition and other costs attributable to the development of the Williamsburg Moxy Hotel. During the three and nine months ended September 30, 2021, we capitalized interest of approximately $0.6 million and $0.8 million, respectively, and during the three and nine months ended September 30, 2020, we capitalized interest of approximately $0.3 million and $0.9 million, respectively, in connection with the development of the Williamsburg Moxy Hotel.

Moxy Construction Loan

On August 5, 2021, Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility for up to $77.0 million (the “Moxy Construction Loan”) scheduled to mature on February 5, 2024,  with two, six-month extension options, subject to certain conditions. The Moxy Construction Loan bears interest at LIBOR plus 9.00%, subject to a 9.50% floor, with monthly interest-only payments based on a rate of 7.50% with the accrued and unpaid interest due at maturity. The Moxy Construction Loan is collateralized by the Williamsburg Moxy Hotel. The Williamsburg Moxy Hotel Joint Venture received initial proceeds of $16.0 million under the Moxy Construction Loan and repaid the Williamsburg Mortgage ($16.0 million) in full. As of September 30, 2021, the outstanding principal balance of the Moxy Construction Loan was $16.1 million (including $0.1 million of interest capitalized to principal) which is presented, net of deferred financing fees of $4.2 million, on the consolidated balance sheet and is classified as Mortgage Payable, net. As of September 30, 2021, the remaining availability under the Moxy Construction Loan was up to $61.0 million.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture has provided certain completion and carry cost guarantees. Furthermore, in connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture paid $3.7 million of loan fees and expenses and accrued $0.8 million of loan exit fees which are due at the initial maturity date and are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of September 30, 2021.

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

Our ownership interest in the 40 East End Ave. Joint Venture is a non-managing interest. Because we exert significant influence over but do not control the 40 East End Ave. Joint Venture, we account for our ownership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting. All contributions to and distributions of earnings from the 40 East End Ave. Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the 40 East End Ave. Joint Venture are made to the members pursuant to the terms of its operating agreement. We commenced recording our allocated portion of earnings and cash distributions, if any, from the 40 East End Ave. Joint Venture beginning as of March 31, 2017 with respect to our membership interest of approximately 33.3% in the 40 East End Ave. Joint Venture. Additionally, Lightstone Value Plus REIT I, Inc., a real estate investment trust also sponsored by our Sponsor, made $30.0 million of preferred equity contributions (the “Preferred Contributions”) to a subsidiary of the 40 East End Ave. Joint Venture, pursuant to an instrument that entitles Lightstone I to monthly preferred distributions at a rate of 12% per annum. No distributions may be paid to the members until the Preferred Contributions are redeemed in full.

The 40 East End Ave. Joint Venture, through affiliates, owns the 40 East End Avenue Project, a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final TCO in March 2020 and through September 30, 2021, ten condominium units have been sold.

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

The 40 East End Ave. Joint Venture was required to make another principal paydown of $8.0 million on June 19, 2021 since principal paydowns from additional condominium sales proceeds had not reduced the outstanding principal balance of the Condo Loan to at least $73.0 million as of that date. However, the lender has agreed to rolling 30-day extensions, commencing on June 19, 2021, to provide further time for the 40 East End Ave. Joint Venture to close on the sale of additional condominium units and apply the resulting proceeds to the required principal paydown. During the third quarter of 2021, the 40 East End Ave. Joint Venture closed on the sale of two additional condominium unit which generated sufficient proceeds to make the required principal paydown. As of September 30, 2021, the Condo Loan had an outstanding principal balance of $58.9 million.

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

The 40 East End Ave. Joint Venture subsequently redeemed an additional $3.5 million and $11.0 million of Preferred Contributions on December 26, 2019 and February 13, 2020, respectively, reducing Lightstone I’s Preferred Contributions to $6.0 million, which remains outstanding as of September 30, 2021.

Subsequent to our acquisition through September 30, 2021, we have made an aggregate of $5.7 million of additional capital contributions to the 40 East End Ave. Joint Venture, of which none were made during the nine months ended September 30, 2021.

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

2021 Special Distribution

On August 9, 2021, the Board of Directors authorized and we declared a special distribution of $0.215 per common share payable to stockholders of record as of September 30, 2021 (the “2021 Special Distribution”). The total 2021 Special Distribution of $1.8 million, which represented a portion of the proceeds generated from asset sales and was paid on or about October 15, 2021.

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

For the nine months ended September 30, 2021 we repurchased 9,284 shares of common stock, pursuant to our share repurchase program at an average price per share of $8.50 per share.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus REIT IV, Inc. on Form 10-Q for the quarter ended September 30, 2021, filed with the SEC on November 12, 2021, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT IV, INC.

Date: November 12, 2021	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)