Form 10-K
period 2021-12-31
Lightstone Value Plus REIT IV, Inc.
filed 2022-03-23
CIK 1619312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2021

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

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

There is no established market for the Registrant’s common shares. As of June 30, 2021, the last business day of the most recently completed second quarter, there were 8.3 million shares of the registrant’s common stock held by non-affiliates of the registrant. On March 18, 2022, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $8.58 per share derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, all as of December 31, 2021. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” As of March 15, 2022, there were 8.2 million shares of common stock held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIGHTSTONE VALUE PLUS REIT IV, INC.

i

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K, together with other statements and information publicly disseminated by Lightstone Value Plus REIT IV, Inc., which was formerly known as Lightstone Real Estate Income Trust, Inc. before September 15, 2021, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Exchange Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) uncertainties regarding the impact of the COVID-19 pandemic, including its impact on our business and the economy generally, (ii) the availability of suitable acquisition/investment opportunities, (iii) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (iv) the level and volatility of interest rates, (v) the effect of the phase-out of the London Interbank Offered Rate, or LIBOR, as a variable rate debt benchmark and the transition to a different benchmark interest rate, (vi) increases in operating costs and (vii) changes in governmental laws and regulations. Accordingly, there is no assurance that our expectations will be realized.

ii

PART I.

ITEM 1. BUSINESS:

General Description of Business

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

We have and intend to continue to seek opportunities to invest in real estate and real estate-related investments. Our real estate investments may include operating properties and development projects and our real estate-related investment may include mezzanine loans, mortgage loans, bridge loans and preferred equity interests, with a focus on development-related investments, including investments intended to finance development or redevelopment opportunities. We may also invest in debt and derivative securities related to real estate assets. A portion of our investments by value may be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly owned by The Lightstone Group, LLC (the “Sponsor”), its affiliates or other sponsored real estate investment programs it sponsors. Although we expect that most of our investments will be of these various types, we may also invest in whatever types of investments that we believe are in our best interests.

We currently have one operating segment. As of December 31, 2021, we majority owned and consolidated the operating results of a joint venture (the “Williamsburg Moxy Hotel Joint Venture”), in which it has a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

Our advisor is Lightstone Real Estate Income LLC, a Delaware limited liability company (the “Advisor”), which is majority owned by David Lichtenstein. On September 12, 2014, the Advisor contributed $200,000 to Lightstone REIT IV in exchange for 20,000 shares of common stock (“Common Shares”), or $10.00 per share. Mr. Lichtenstein also is a majority owner of the equity interests of The Lightstone Group, LLC. The Lightstone Group, LLC served as the Sponsor during our initial public offering (the “Offering”) which terminated on March 31, 2017. Mr. Lichtenstein owns 222,222 Common Shares which were issued on June 15, 2015 for $2.0 million, or $9.00 per share. Subject to the oversight of our board of directors (the “Board of Directors”) and pursuant to the terms of an advisory agreement, the Advisor has the primary responsibility for making investment decisions on our behalf and managing our day-to-day operations. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT IV.

We do not have any employees. The Advisor receives compensation and fees for services related to the investment and management of our assets. The Advisor has certain affiliates which may manage the properties we acquire. However, we may also contract with other unaffiliated third-party property managers.

Our Common Shares are not currently listed on a national securities exchange. We may seek to list our Common Shares for trading on a national securities exchange only if a majority of our independent directors believe listing would be in the best interest of its stockholders. We do not intend to list our shares at this time. We do not anticipate that there would be any market for our Common Shares until they are listed for trading.

On December 16, 2021, our stockholders approved an amendment and restatement to our charter pursuant to which we are no longer required to either (a) amend our charter to extend the deadline to begin the process of achieving a liquidity event, or (b) hold a stockholders meeting to vote on a proposal for an orderly liquidation of its portfolio.

Noncontrolling Interests in Consolidated Subsidiaries

Noncontrolling interests in consolidated subsidiaries represents the noncontrolling member’s 25% share of the equity in the Williamsburg Moxy Hotel Joint Venture held by Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), a REIT also sponsored by the Sponsor and a related party. Income and losses attributable to the Williamsburg Moxy Hotel Joint Venture are allocated to the noncontrolling interest holder based on its ownership percentage. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

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

As of December 31, 2021, $13.6 million of principal advances and related accrued interest were outstanding.

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

Acquisition and Investment Policies

We have and intend to continue to seek opportunities to invest in real estate and real estate-related investments. Our real estate investments may include operating properties and development projects and our real estate-related investments may include mezzanine loans, mortgage loans, bridge loans and preferred equity interests, with a focus on development-related investments, including those intended to finance development or redevelopment opportunities. We may also invest in debt and derivative securities related to real estate assets. A portion of our investments by value may be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly, owned by, the Sponsor, its affiliates or other real estate investment programs sponsored by it. Although we expect that most of our investments will be of these various types, we may make other investments. In fact, we may invest in whatever types of investments that we believe are in our best interests.

We have and expect to continue to focus our acquisition and origination activity on real estate properties and real estate-related investments located in the United States, including certain related-party investments generally conducted through joint venture arrangements. We sometimes refer to the foregoing types of investments as our targeted investments. We expect to target investments that generally will offer predictable current cash flow and/or attractive risk-adjusted returns based on the underwriting criteria established and employed by our advisor, which may include the anticipated leverage point, market and economic conditions, the location and quality of the underlying collateral and the borrower’s exit or refinancing plan. Our ability to continue to execute our investment strategy may be enhanced through access to the Sponsor’s extensive experience in both financing and developing real estate projects as well as in buying assets in the open market from third-parties. We have and will continue to seek to build a portfolio that may include some of or all the following investment characteristics: (a) provides current income; (b) is secured by high-quality commercial real estate; (c) includes subordinate capital investments by strong sponsors that support its investments and provide downside protection; and (d) possesses strong structural features that maximize repayment potential, such as a clear exit or refinancing plan by the borrower.

We have and intend to also continue to seek to invest in real estate-related loans and debt securities both by directly originating them and by purchasing them from third-party sellers. Although we generally prefer the benefits of direct origination, situations may arise to purchase real estate-related loans and debt securities, possibly at discounts to par, which compensate for the lack of control or structural enhancements typically associated with directly structured investments.

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

Distributions and Distributions Declared

Our Board of Directors commenced declaring and we began paying distributions on our Common Shares at the pro rata equivalent of an annual distribution of $0.80 per share, or an annualized rate of 8.0% assuming a purchase price of $10.00 per share, beginning with the period from June 22, 2015 through November 30, 2015 and monthly thereafter beginning with the month ending December 31, 2015 through the month ending June 30, 2019. Beginning with the month ending July 31, 2019, our Board of Directors decreased the regular monthly distributions on our Common Shares to the pro rata equivalent of an annual distribution of $0.40 per share, or an annualized rate of 4.0% assuming a purchase price of $10.00 per share. Distributions were payable to stockholders of record at the close of business on the last day of the month-end. All distributions were paid on or about the 15th day of the month following the month-end.

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

Total distributions declared during the years ended December 31, 2021 and 2020 were $1.8 million and $4.0 million, respectively.

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

Effective May 10, 2021, the Board of Directors reopened the share repurchase program for redemptions submitted in connection with a stockholder’s death or hardship and set the price for all such purchases at our current estimated net asset value per share (“NAV per Share”) which was $8.50 as of December 31, 2020.

Deaths that occurred subsequent to January 1, 2020 are eligible for consideration, subject to certain conditions. Beginning January 1, 2022, requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death for consideration.

On an annual basis, we will not redeem in excess of 0.5% of the number of shares outstanding as of the end of the preceding year for either death or hardship redemptions, respectively. Redemption requests are expected to be processed on a quarterly basis and may be subject to pro ration if either type of redemption requests exceed the annual limitation.

For the period from January 1 through March 24, 2020, we repurchased 57,800 Common Shares at an average price of $9.53 per share. For the year ended December 31, 2021, we repurchased 59,745 Common Shares at an average price per share of $8.50 per share.

Effective March 18, 2022, in connection with the Board of Directors determination and approval of the NAV per Share of $8.58, as of December 31, 2021, the redemption price was automatically adjusted.

Tax Status

We elected to qualify and be taxed as a REIT commencing with the taxable year ended December 31, 2016. As a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, (the “Code”), we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”)), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at the regular corporate rate, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.

To qualify or maintain our qualification as a REIT, we engage in certain activities through a wholly-owned taxable REIT subsidiary (“TRS”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities, if any.

As of December 31, 2021 and 2020, we had no material uncertain income tax positions. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income, if any.

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

COVID-19 Pandemic

The World Health Organization declared COVID-19 a global pandemic on March 11, 2020 and since that time many of the previously imposed restrictions and other measures which were instituted in response have been subsequently reduced or lifted. However, the continuing COVID-19 pandemic remains highly unpredictable and dynamic and its ultimate duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19, the ongoing administration and ultimate effectiveness of vaccines, including booster shots, and the eventual timeline to achieve a sufficient level of herd immunity among the general population. Accordingly, the ongoing COVID-19 pandemic may have negative effects on the health of the U.S. economy for the foreseeable future.

To-date, the COVID-19 pandemic has not had any significant impact on our 210-room branded hotel (the “Williamsburg Moxy Hotel”) development project. Our other investment is our approximately 33.3% membership interest in the 40 East End Ave. Joint Venture, which developed and constructed a 29-unit luxury residential condominium project (the “40 East End Avenue Project”) located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final temporary certificates of occupancy, or TCO, in March 2020 which was at the onset of the COVID-19 pandemic. Thereafter, the pace of condominium unit sales has been impacted by the ongoing COVID-19 pandemic and through December 31, 2021, 15 of the condominium units had been sold. Additionally, because of the pace of condominium sales, the 40 East End Joint Venture obtained an amendment, including an extension of the maturity date, to the loan secured by the remaining unsold condominium units. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

The extent to which our business may be affected by the ongoing COVID-19 pandemic will largely depend on both current and future developments, all of which are highly uncertain and cannot be reasonably predicted. If our investments in the Williamsburg Moxy Hotel development project and/or 40 East End Ave. Joint Venture are negatively impacted, our business and financial results could be materially and adversely impacted.

We are not currently aware of any other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our operations, other than those referred to above or throughout this Form 10-K. The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None applicable.

ITEM 2. PROPERTIES:

As of December 31, 2021, we majority owned and consolidated the operating results of the Williamsburg Moxy Hotel Joint Venture, which is currently developing and constructing the Williamsburg Moxy Hotel, a 210-room branded hotel.

As of December 31, 2021, we held an unconsolidated approximate 33.3% membership interest in the 40 East End Ave. Joint Venture, an affiliated real estate entity which owns the 40 East End Project, a luxury residential condominium project consisting of 29 units located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. We account for our unconsolidated membership interests in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

Shareholder Information

As of March 15, 2022, we had 8.4 million shares of common stock outstanding, held by a total of 2,042 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

Market Information

Our Common Shares are not currently listed on a national securities exchange. We may seek to list our Common Shares for trading on a national securities exchange only if a majority of our independent directors believe listing would be in the best interest of its stockholders. We do not intend to list our shares at this time. We do not anticipate that there would be any market for our Common Shares until they are listed for trading.

On December 16, 2021, our stockholders approved an amendment and restatement to our charter pursuant to which we are no longer required to either (a) amend our charter to extend the deadline to begin the process of achieving a liquidity event, or (b) hold a stockholders meeting to vote on a proposal for an orderly liquidation of its portfolio.

Estimated Net Asset Value (“NAV”) and NAV per Share of Common Stock (“NAV per Share”)

On March 18, 2022, our Board of Directors determined and approved our estimated NAV of $72.7 million and resulting estimated NAV per Share of $8.58, both as of December 31, 2021. In connection with our Offering, which terminated on March 31, 2017, our Sponsor funded an aggregate of $12.6 million of principal advances under the Subordinated Agreement. However, in the calculation of our estimated NAV as of December 31, 2021, no allocation of value was made to Subordinated advances – related party because the estimated NAV per Share did not exceed an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 8.0% as of that date.

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

Our estimated NAV per Share as of December 31, 2021 was calculated with the assistance of both our Advisor and Marshall & Steven’s Incorporated (“M&S”), an independent third-party valuation firm engaged by us to assist with the valuation of our assets, liabilities and any allocations of value to the Sponsor’s subordinated advances. Our Advisor recommended and our Board of Directors established the estimated NAV per Share as of December 31, 2021 based upon the analyses and reports provided by our Advisor and M&S. The process for estimating the value of our assets, liabilities and allocations of value to our Sponsor’s subordinated advances is performed in accordance with the provisions of the Investment Program Association (the “IPA”) Practice Guideline 2013-01, “Valuations of Publicly Registered Non-Listed REITs,” issued April 29, 2013. We believe that our valuations were developed in a manner reasonably designed to ensure their reliability.

The engagement of M&S with respect to our NAV per Share as of December 31, 2021 was approved by our Board of Directors, including all of our independent directors. M&S has extensive experience in conducting asset valuations, included valuations of commercial real estate, debt, properties and real estate-related investments.

With respect to our NAV per Share as of December 31, 2021, M&S prepared appraisal reports (the “M&S Appraisal Reports”) summarizing key inputs and assumptions on the two properties (collectively, the “M&S Appraised Properties”) in which we held ownership interests as of December 31, 2021.

M&S also prepared a NAV report (the “December 2021 NAV Report”) which estimated the NAV per Share as of December 31, 2021. The December 2021 NAV Report relied upon (i) M&S’s Appraisal Reports for the M&S Appraised Properties and (ii) our Advisor’s estimate of the value of cash and cash equivalents, other assets, mortgage payable and other liabilities to calculate our estimated NAV and NAV per Share as of December 31, 2021.

The table below sets forth the calculation of our estimated NAV and resulting estimated NAV per Share as of December 31, 2021 as well as the comparable calculation as of December 31, 2020. Certain amounts are reflected net of noncontrolling interests, as applicable.

	As of December 31, 2021		As of December 31, 2020
	Value	Per Share	Value	Per Share
Net Assets:

Real Estate Assets:
Construction in progress	$68,175,000		$45,800,000
Investments in unconsolidated affiliated real estate enity	10,846,832		15,582,758
Total real estate assets	79,021,832	$9.32	61,382,758	$7.19

Non-Real Estate Assets:
Cash and cash equivalents	11,930,192		31,406,204
Restricted escrows and other assets	335,345		116,419
Total non-real estate assets	12,265,537	1.45	31,522,623	3.69
Total Assets	91,287,369	10.77	92,905,381	10.88

Liabilities:
Mortgage payable	(11,132,802)		(16,000,000)
Distributions payable	-		(3,151,447)
Accounts payable, accrued expenses and other liabilities	(7,444,065)		(1,178,674)
Total liabilities	(18,576,867)	(2.19)	(20,330,121)	(2.38)

NAV	$72,710,502	$8.58	$72,575,260	$8.50

Shares of Common Stock Outstanding	8,477,679		8,537,424

Use of an Independent Valuation Firm

As discussed above, our Advisor is responsible for calculating our NAV. In connection with determining our NAV, our Advisor may rely on the material assistance or confirmation of a third-party valuation expert or service. In this regard, M&S was selected by our Board of Directors to assist our Advisor in the calculation of our estimated NAV and resulting estimated NAV per Share as of December 31, 2021. M&S services included appraising the M&S Appraised Properties and preparing the December 2021 NAV Report. M&S is engaged in the business of appraising commercial real estate properties and is not affiliated with us or the Advisor. The compensation we paid to M&S was based on the scope of work and not on the appraised values of our real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. The M&S Appraisal Reports were reviewed, approved, and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its reports, M&S did not, and was not requested to; solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us. In preparing its reports, M&S did not, and was not requested to solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.

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

M&S is actively engaged in the business of appraising commercial real estate properties and real estate related-investments similar to those owned or invested by us in connection with public security offerings, private placements, business combinations, and similar transactions. We do not believe that there are any material conflicts of interest between M&S, on the one hand, and us, the Sponsor, the Advisor, and our affiliates, on the other hand. Our Advisor engaged M&S on behalf of our Board of Directors to deliver their reports to assist in the NAV calculation as of December 31, 2021 and M&S received compensation for those efforts. In addition, we agreed to indemnify M&S against certain liabilities arising out of this engagement. M&S has previously assisted in our prior NAV calculations and has also been engaged by us for certain valuation services with respect to our investments. M&S may from time to time in the future perform other services for us and our Sponsor or other affiliates of the Sponsor, so long as such other services do not adversely affect the independence of M&S as certified in the M&S Appraisal Reports. During the past two years M&S has also been engaged to provide appraisal services to another non-traded REIT sponsored by our Sponsor for which it was paid usual and customary fees.

Although M&S considered any comments received from us and the Advisor relating to their reports, the final estimated fair values for the M&S Appraised Properties were determined by M&S. The reports were addressed to our Board of Directors to assist our Board of Directors in calculating an estimated NAV per Share as of December 31, 2021. The reports were not addressed to the public, may not be relied upon by any other person to establish an estimated NAV per Share, and do not constitute a recommendation to any person to purchase or sell any shares of our common stock.

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

Real Estate Assets

As of December 31, 2021, our real estate assets consist of (i) one 75% majority owned and consolidated development property (the “Williamsburg Moxy Hotel”) and (ii) one unconsolidated condominium project (the “40 East End Project”), held through our approximate 33.3% membership interest in a joint venture (the “40 East End Ave Joint Venture” (collectively, the “Real Estate Assets”).

As described above, we engaged M&S to provide an appraisal of the M&S Appraised Properties as of December 31, 2021 consisting of the Williamsburg Moxy Hotel and the 40 East End Ave. Project.

In preparing their appraisal reports, the scope of the work performed by M&S included the following procedures, as well other factors:

●	A review of all property level information provided by our Advisor;

●	A review of the historical performance of our real estate investments and business plans related to operations of the investments;

●	A review of the data models prepared by the Advisor supporting the valuation for each investment; and

●	A review of the applicable markets by means of publications and other resources to measure current market conditions, supply and demand factors, and growth patterns.

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

The following summarizes the valuation approaches used for our Real Estate Assets:

Construction in progress:

As of December 31, 2021, we had a 75% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), which we consolidate. The Williamsburg Moxy Hotel Joint Venture is developing and constructing a 210-room branded hotel (the “Williamsburg Moxy Hotel”) on land parcels located at 353-361 Bedford Avenue in Brooklyn, New York. The Williamsburg Moxy Hotel is currently under construction and expected to open during the fourth quarter of 2022.

M&S deemed it appropriate to determine the estimated fair value of the Williamsburg Moxy Hotel as December 31, 2021 of $90.9 million using a DCF Analysis taking into consideration the expected net operating income (“NOI”) of the property upon stabilization less the remaining estimated costs to complete. M&S used a capitalization rate of 6.50% and a discount rate of 8.75% in their DCF Analysis. NOI is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

Accordingly, the estimated fair value of our 75% ownership interest in the Williamsburg Moxy Hotel was $68.2 million as of December 31, 2021.

The estimated fair value of our 75% ownership interest in the Williamsburg Moxy Hotel of $68.2 million compared to our relative carrying value of $54.8 million, both as of December 31, 2021, equates to an increase in value of 24.5%.

While we believe that the assumptions utilized in the DCF Analysis are reasonable, a change in these assumptions would affect the calculation of the value of the Williamsburg Moxy Hotel. The table below presents the estimated increase or decrease to our estimated NAV per Share resulting from a 25-basis point increase and decrease in the discount rate and capitalization rate used in the DCF Analysis. The table is presented to provide a hypothetical illustration of possible results if only one change in assumptions was made with all other factors remaining constant. Further, each of these assumptions could change by more or less than 25-basis points or not at all.

	Change in NAV per Share
	Increase of 25 basis points	Decrease of 25 basis points
Capitalization rate	$(0.34)	$0.36
Discount rate	$(0.12)	$0.12

Investment in unconsolidated affiliated real estate entity:

We have an approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”), an affiliated real estate entity, which we account for in accordance with the equity method of accounting.

The 40 East End Ave. Joint Venture, through affiliates, owns the 40 East End Avenue Project, a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final temporary certificates of occupancy, or TCO, in March 2020 and through December 31, 2021, 15 of the condominium units have been sold.

M&S deemed it appropriate to determine the estimated fair value of the 40 East End Project as December 31, 2021 of $74.7 million based on a DCF Analysis of the estimated net sales proceeds taking into consideration the expected timing of the sales for the remaining 14 unsold condominium units, as well as the remaining estimated carrying costs. M&S used a discount rate of 5.0% in the DCF Analysis.

While we believe that the assumptions utilized in the DCF Analysis are reasonable, a change in these assumptions would affect the calculation of the value of the 40 East End Avenue Project. The estimated increase or decrease to our estimated NAV per Share resulting from a 25-basis point increase and decrease in the discount rate used in the DCF Analysis are $(0.01) and $0.01, respectively. These amounts are presented to provide a hypothetical illustration of possible results assuming just a change was made to the discount rate with all other factors remaining constant. Further, the discount rate could change by more or less than 25-basis points or not at all.

As of December 31, 2021, the estimated fair value of our approximate 33.3% ownership interest in the 40 East End Ave. Joint Venture of approximately $10.8 million was calculated based on the appraised value of the 40 East End Project of $74.7 million plus all non-real estate assets, net of $0.2 million; less (i) the estimated fair value of its outstanding mortgage indebtedness of $36.4 million and (ii) the preferred member’s equity interest of $6.0 million. The estimated fair value of our approximate 33.3% ownership interest in the 40 East End Ave. Joint Venture approximated our carrying value as of December 31, 2021.

Cash and cash equivalents: The estimated value of our cash and cash equivalents equals its carrying value.

Restricted escrows and other assets: The estimated values of our restricted escrows and other assets approximate their carrying values due to their short maturities.

Mortgage payable: We have a mortgage payable that bears interest at a variable rate. The estimated value of our variable-rate mortgage loan was deemed to approximate its carrying value because its interest rate moves in conjunction with changes to market interest rates.

Accounts payable, accrued expenses and other liabilities: The carrying values of our accounts payable, accrued expenses and other liabilities were considered to equal their fair value due to their short maturities.

Subordinated advances – related party: Our Subordinated advances –related party, consisting of $12.6 million of principal advances made by our Sponsor under the Subordinated Agreement and the related accrued interest, are classified as a liability on our consolidated balance sheets. However, for purposes of our NAV, we do not estimate their fair value in accordance with US GAAP. Rather, the IPA’s Practice Guideline 2013-01provides for adjustments to the NAV for preferred securities, special interests and incentive fees based on the aggregate NAV of the company and payable to the Sponsor in a hypothetical liquidation of the company as of the valuation date in accordance with the provisions of the partnership or Advisory agreements and the terms of the preferred securities. Because our Subordinated advances – related party are only payable to our Sponsor in a liquidation event, we believe they should be valued for our NAV in accordance with these provisions.

Accordingly, no allocations of value are made to our Subordinated advances – related party unless the estimated NAV per Share would have exceeded $10.00 per share plus a cumulative, pre-tax non-compounded annual return of 8.0% as of the indicated valuation date. In connection with our Offering, which terminated on March 31, 2017, our Sponsor funded an aggregate of $12.6 million of principal advances under the Subordinated Agreement. In the calculation of our estimated NAV as of December 31, 2021, no allocation of value was made to our Subordinated advances – related party, because the estimated NAV per Share did not exceed an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 8.0% as of that date.

Historical Estimated NAV and NAV per Share

Additional information on our historical reported estimated NAV and NAV per Share as of December 31, 2020 may be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on March 19, 2021.

Limitations and Risks

As with any valuation methodology, the methodology used to determine our estimated NAV and resulting estimated NAV per Share is based upon a number of estimates and assumptions that may prove later not to be accurate or complete. Further, different market participants with different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive different estimated NAVs per share, which could be significantly different from the estimated NAV per Share approved by our Board of directors. The estimated NAV per Share approved by our Board of Directors does not represent the fair value of our assets less liabilities in accordance with US GAAP, and such estimated NAV per Share is not a representation, warranty or guarantee that:

●	A stockholder would be able to resell his or her shares at the estimated NAV per Share;

●	A stockholder would ultimately realize distributions per share of common stock equal to the estimated NAV per Share upon liquidation of our assets and settlement of our liabilities or a sale of the Company;

●	Our shares of common stock would trade at the estimated NAV per Share on a national securities exchange;

●	An independent third-party appraiser or other third-party valuation firm would agree with the estimated NAV per Share; or

●	The methodology used to estimate our NAV per Share would be acceptable to FINRA or under the Employee Retirement Income Security Act with respect to their respective requirements.

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

The following factors may cause a stockholder not to ultimately realize distributions per share of common stock equal to the estimated NAV per Share upon liquidation:

●	The methodology used to determine estimated NAV per Share includes a number of estimates and assumptions that may not prove to be accurate or complete as compared to the actual amounts received in the liquidation;

●	In a liquidation, certain assets may not be liquidated at their estimated values because of transfer fees and disposition fees, which are not reflected in the estimated NAV calculation;

●	In a liquidation, debt obligations may have to be prepaid and the costs of any prepayment penalties may reduce the liquidation amounts. Prepayment penalties are not included in determining the estimated value of liabilities in determining estimated NAV;

●	In a liquidation, the real estate assets may derive a portfolio premium which premium is not considered in determining estimated NAV;

●	In a liquidation, the potential buyers of the assets may use different estimates and assumptions than those used in determining estimated NAV;

●	If the liquidation occurs through a listing of the common stock on a national securities exchange, the capital markets may value the Company’s net assets at a different amount than the estimated NAV. Such valuation would likely be based upon customary REIT valuation methodology including funds from operation (‘‘FFO’’) multiples of other comparable REITs, FFO coverage of dividends and adjusted FFO payout of the Company’s anticipated dividend; and

●	If the liquidation occurs through a merger of the Company with another REIT, the amount realized for the common stock may not equal the estimated NAV per Share because of many factors including the aggregate consideration received, the make-up of the consideration (e.g., cash, stock or both), the performance of any stock received as part of the consideration during the merger process and thereafter, the reception of the merger in the market and whether the market believes the pricing of the merger was fair to both parties.

Share Repurchase Program

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to us, subject to restrictions.

On March 25, 2020, the Board of Directors amended the share repurchase program to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately.

Effective May 10, 2021, the Board of Directors reopened the share repurchase program for redemptions submitted in connection with a stockholder’s death or hardship and set the price for all such purchases at our current estimated net asset value per share (“NAV per Share”) which was $8.50 as of December 31, 2020.

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

For the period from January 1 through March 24, 2020, we repurchased 57,800 Common Shares at an average price of $9.53 per share. For the year ended December 31, 2021, we repurchased 59,745 Common Shares at an average price per share of $8.50 per share.

Effective March 18, 2022, in connection with the Board of Directors determination and approval of the NAV per Share of $8.58, as of December 31, 2021, the redemption price was automatically adjusted.

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

Total distributions declared during the years ended December 31, 2021 and 2020 were $1.8 million and $4.0 million, respectively.

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

Overview

Lightstone Value Plus REIT IV, Inc. (“Lightstone REIT IV’’), which was formerly known as Lightstone Real Estate Income Trust, Inc. before September 15, 2021, is a Maryland corporation, formed on September 9, 2014, which elected to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2016.

Lightstone REIT IV, together with its subsidiaries is collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns refers to Lightstone REIT IV or the Company as required by the context in which any such pronoun is used.

We have and intend to continue to seek opportunities to invest in real estate and real estate-related investments. Our real estate investments may include operating properties and development projects and its real estate-related investment may include mezzanine loans, mortgage loans, bridge loans and preferred equity interests, with a focus on development-related investments, including investments intended to finance development or redevelopment opportunities. We may also invest in debt and derivative securities related to real estate assets. A portion of our investments by value may be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly owned by, The Lightstone Group, LLC (the “Sponsor”), its affiliates or other real estate investment programs it sponsors. Although we expect that most of our investments will be of these various types, we may also make other investments. In fact, we may invest in whatever types of investments that we believe are in its best interests.

We currently have one operating segment. As of December 31, 2021, we majority owned and consolidated the operating results of a joint venture (the “Williamsburg Moxy Hotel Joint Venture”), in which we have a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

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

As of December 31, 2021, $13.6 million of principal advances and related accrued interest were outstanding.

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

We have and intend to continue to seek opportunities to invest in real estate and real estate-related investments. Our real estate investments may include operating properties and development projects and its real estate-related investments may include mezzanine loans, mortgage loans, bridge loans and preferred equity interests, with a focus on development-related investments, including those intended to finance development or redevelopment opportunities. We may also invest in debt and derivative securities related to real estate assets. A portion of our investments by value may be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly, owned by, our sponsor, its affiliates or other real estate investment programs sponsored by it. Although we expect that most of our investments will be of these various types, we may make other investments. In fact, we may invest in whatever types of investments that we believe are in our best interests.

We have and expect to continue to focus our acquisition and origination activity on real estate properties and real estate-related investments located in the United States, including certain related-party investments generally conducted through joint venture arrangements. We sometimes refer to the foregoing types of investments as our targeted investments. We expect to target investments that generally will offer predictable current cash flow and/or attractive risk-adjusted returns based on the underwriting criteria established and employed by our advisor, which may include the anticipated leverage point, market and economic conditions, the location and quality of the underlying collateral and the borrower’s exit or refinancing plan. Our ability to continue to execute our investment strategy may be enhanced through access to the sponsor’s extensive experience in both financing and developing real estate projects as well as in buying assets in the open market from third-parties. We have and will continue to seek to build a portfolio that may include some of or all the following investment characteristics: (a) provides current income; (b) is secured by high-quality commercial real estate; (c) includes subordinate capital investments by strong sponsors that support its investments and provide downside protection; and (d) possesses strong structural features that maximize repayment potential, such as a clear exit or refinancing plan by the borrower.

We have and intend to also continue to seek to invest in real estate-related loans and debt securities both by directly originating them and by purchasing them from third-party sellers. Although we generally prefer the benefits of direct origination, situations may arise to purchase real estate-related loans and debt securities, possibly at discounts to par, which compensate for the lack of control or structural enhancements typically associated with directly structured investments.

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

COVID-19 Pandemic

The World Health Organization declared COVID-19 a global pandemic on March 11, 2020 and since that time many of the previously imposed restrictions and other measures which were instituted in response have been subsequently reduced or lifted. However, the continuing COVID-19 pandemic remains highly unpredictable and dynamic and its ultimate duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19, the ongoing administration and ultimate effectiveness of vaccines, including booster shots, and the eventual timeline to achieve a sufficient level of herd immunity among the general population. Accordingly, the ongoing COVID-19 pandemic may have negative effects on the health of the U.S. economy for the foreseeable future.

To-date, the COVID-19 pandemic has not had any significant impact on our 210-room branded hotel (the “Williamsburg Moxy Hotel”) development project. Our other investment is our approximately 33.3% membership interest in the 40 East End Ave. Joint Venture, which developed and constructed a 29-unit luxury residential condominium project (the “40 East End Avenue Project”) located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final temporary certificates of occupancy, or TCO, in March 2020 which was at the onset of the COVID-19 pandemic. Thereafter, the pace of condominium unit sales has been impacted by the ongoing COVID-19 pandemic and through December 31, 2021, 15 of the condominium units had been sold. Additionally, because of the pace of condominium sales, the 40 East End Joint Venture obtained an amendment, including an extension of the maturity date, to the loan secured by the remaining unsold condominium units. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

The extent to which our business may be affected by the ongoing COVID-19 pandemic will largely depend on both current and future developments, all of which are highly uncertain and cannot be reasonably predicted. If our investments in the Williamsburg Moxy Hotel development project and/or 40 East End Ave. Joint Venture are negatively impacted, our business and financial results could be materially and adversely impacted.

Use of Estimates in the Preparation of Financial Statements

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

Critical Accounting Estimates and Policies

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts and the accounts of other subsidiaries over which we have control. All inter-company transactions, balances, and profits have been eliminated in consolidation. In addition, interests in entities acquired are evaluated based on applicable GAAP, and deemed to be variable interest entities (“VIE”) in which we are the primary beneficiary are also consolidated. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which we have control, substantive participating rights or both under the respective ownership agreement. For entities in which we have less than a controlling interest or entities which we are not deemed to be the primary beneficiary, we account for the investment using the equity method of accounting.

There are judgments and estimates involved in determining if an entity in which we have made an investment is a VIE and, if so, whether we are the primary beneficiary. The entity is evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity. Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility and using a discount rate to determine the net present value of those future losses. A change in the judgments, assumptions, and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment using the equity method that should in fact be consolidated, the effects of which could be material to our financial statements.

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

Investments in Unconsolidated Entities

We evaluate our investments in other entities for consolidation. We consider our percentage interest in the joint venture, evaluation of control and whether a VIE exists when determining if the investment qualifies for consolidation or if it should be accounted for as an unconsolidated investment under the equity method of accounting.

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

Noncontrolling Interest

Noncontrolling interest represents the noncontrolling member’s share of the equity in certain of the Company’s consolidated real estate investments. Income and losses are allocated to noncontrolling interest holders based generally on their ownership percentage.

Treatment of Management Compensation and Expense Reimbursements

Management of our operations is outsourced to our Advisor and certain other affiliates of the Sponsor. Fees related to each of these services are accounted for based on the nature of such service and the relevant accounting literature. Such fees include acquisition fees associated with the purchase of interests in real estate entities; and asset management fees paid to our Advisor. These fees are expensed or capitalized to the basis of acquired assets, as appropriate.

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

As of December 31, 2021 and 2020, we had no material uncertain income tax positions. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income, if any.

Results of Operations

Investments

For the periods presented, we had ownership interests in the following real estate and real estate-related investments:

The Cove Joint Venture

On January 31, 2017, we along with LSG Cove LLC, an affiliate of our Sponsor, our Sponsor’s other public program, Lightstone Value Plus REIT III, Inc. (“Lightstone III”) and Maximus Cove Investor LLC (“Maximus”), an unrelated third party acquired the membership interests in RP Maximus Cove L.L.C. (the “Cove Joint Venture”) from an unrelated third party. We, LSG Cove LLC, Lightstone REIT III and Maximus had 22.5%, 45.0%, 22.5% and 10.0% membership interests in the Cove Joint Venture, respectively. The Cove Joint Venture owned and operated The Cove at Tiburon (the “Cove”), a multi-family complex consisting of 281-units, or 289,690 square feet, contained within 32 apartment buildings over 20.1 acres, located in Tiburon, California from January 31, 2017 through February 12, 2020 (see below).

We accounted for our 22.5% membership interest in the Cove Joint Venture in accordance with the equity method of accounting.

On February 12, 2020, we, LSG Cove LLC and Lightstone REIT III subsequently redeemed our respective membership interests in the Cove Joint Venture for an aggregate redemption price of $87.6 million. In connection, with the redemption of our 22.5% membership interest in the Cove Joint Venture, we received proceeds of $21.9 million which resulted in the recognition of a gain on the disposition of unconsolidated affiliated real estate entity of $8.2 million during the first quarter of 2020. As a result of the redemption of our 22.5% membership interest in the Cove Joint Venture on February 12, 2020, we no longer have an ownership interest in the Cove Joint Venture. During August 2020, we received $0.1 million of additional proceeds related to the redemption of our membership interest in the Cove Joint Venture and recognized a gain on the disposition of investment in unconsolidated affiliated real estate entity of $0.1 million during the third quarter of 2020. As a result, we have recognized an aggregate gain on the disposition of investment in unconsolidated affiliated real estate entity of $8.3 million during the year ended December 31, 2020.

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

The 40 East End Ave. Joint Venture, through affiliates, owns the 40 East End Avenue Project, a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final TCO in March 2020 and through December 31, 2021, 15 condominium units have been sold.

We account for our approximately 33.3% membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

Williamsburg Moxy Hotel

On July 17, 2019, we, through our then wholly owned subsidiary, Bedford Avenue Holdings LLC acquired four adjacent parcels of land located at 353-361 Bedford Avenue in Brooklyn, New York (collectively, the “Williamsburg Land”) on which we are currently developing and constructing the Williamsburg Moxy Hotel.

On August 5, 2021, we formed the Williamsburg Moxy Hotel Joint Venture with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of our membership interest in the Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to the initial acquisition, Lightstone REIT III made additional capital contributions to the Williamsburg Moxy Hotel Joint Venture of $4.3 million through December 31, 2021.

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

For the Year Ended December 31, 2021 vs. December 31, 2020

Investment income

Our investment income was $32,166 and $166,119 for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, our investment income consisted solely of interest income on our cash and cash equivalents. Our investment income during the year ended December 31, 2020 consisted of interest income on our cash and cash equivalents plus interest income on the Israeli Bonds of $63,688 which was earned in the first quarter of 2020.

Loss from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities during the year ended December 31, 2021 was $0.4 million compared to $2.8 million for the same period in 2020. For the year ended December 31, 2021, our loss from investments in unconsolidated affiliated real estate entities is attributable to our ownership interest in the 40 East End Ave. Joint Venture. For the year ended December 31, 2020, our loss from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the 40 East End Ave. Joint Venture and the Cove Joint Venture through the date of redemption of our membership interest on February 12, 2020. We account for our investments in unconsolidated affiliated real estate entities in accordance with the equity method of accounting.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2021 was $0.8 million, a decrease of $0.1 million, compared to $0.9 million for the same period in 2020 which was primarily attributable to lower asset management fees as a result of the redemption of our membership interest in the Cove Joint Venture on February 12, 2020.

Foreign currency transaction loss

We previously maintained funds in a bank account that was denominated in New ILS and was re-measured into U.S. Dollars at the current exchange rate at the end of each reporting period. During the first quarter of 2020, we converted all of our ILS to U.S. Dollars and as a result, no longer have any ILS in the bank account. For the year ended December 31, 2020, our foreign currency transaction loss was $47,648, all of which was incurred in the first quarter of 2020.

Interest expense

Interest expense is attributable to interest accrued on the outstanding principal advances of $12.6 million included in Subordinated Advances – Related Party. Interest expense, net, was $186,954 for both of the years ended December 31, 2021 and 2020. Additionally, during the years ended December 31, 2021 and 2020, $1.7 million and $1.0 million of interest was capitalized to construction in progress for our Williamsburg Moxy Hotel development project.

Financial Condition, Liquidity and Capital Resources

Overview:

As of December 31, 2021, we had cash and cash equivalents of $12.0 million. We currently believe that our current available cash on hand will be sufficient to satisfy our expected cash requirements primarily consisting of our anticipated operating expenses, scheduled debt service, and any necessary capital contributions for our investment in unconsolidated affiliated real estate entity and distributions to our shareholders, if any, required to maintain our qualification as a REIT for the foreseeable future. The remaining costs associated with the development and construction of the Williamsburg Moxy Hotel are expected to be funded from the availability under the construction financing. See “Williamsburg Moxy Hotel” for additional information.

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

We may also obtain lines of credit to be used to acquire real estate and/or real estate related investments. If obtained, these lines of credit will be at prevailing market terms and will be repaid from the sale or refinancing of real estate and/or real estate related investments, working capital and/or permanent financing. The Sponsor and/or its affiliates may guarantee our lines of credit although they are not obligated to do so. We expect that such properties may be purchased by the Sponsor’s affiliates on our behalf, in our name, in order to minimize the imposition of a transfer tax upon a transfer of such properties to us.

We have agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities. As of December 31, 2021, we owed the Advisor and its affiliated entities $0.3 million, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. Additionally, as of December 31, 2020, the Advisor and its affiliated entities owed us $122, which was included in restricted cash and other assets on the consolidated balance sheets.

The following table represents the fees incurred associated with the payments to our Advisor and its affiliates for the periods indicated:

	For the Years Ended December 31,
	2021	2020
Development fees and cost reimbursement (1)	$1,722,882	$304,366
Asset management fees (general and administrative costs)	-	77,313
Total	$1,722,882	$381,679

(1)	Development fees and the reimbursement of development-related costs that the Williamsburg Moxy Joint Venture pays to the Advisor and its affiliates are capitalized and included in the carrying value of the investment in the Williamsburg Moxy Hotel, which is classified as construction in progress on the consolidated balance sheets. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

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

Summary of Cash Flows

The following summary discussion of our cash flows is based on the statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Net cash flows used in operating activities	$(720,925)	$(730,702)
Net cash flows (used in)/provided by investing activities	(23,996,691)	19,694,626
Net cash flows provided by/(used in) financing activities	5,423,909	(1,688,632)
Effect of exchange rate changes on cash and cash equivalents	-	(47,648)
Net change in cash, cash equivalents and restricted cash	(19,293,707)	17,227,644
Cash, cash equivalents and restricted cash, beginning of the year	31,490,826	14,263,182
Cash, cash equivalents and restricted cash, end of the period	$12,197,119	$31,490,826

Operating activities

The net cash used in operating activities of $0.7 million during the year ended December 31, 2021 consisted of our net loss of $1.3 million after adjustments for the noncash effect of our loss from our investment in unconsolidated affiliated real estate entity of $0.4 million and changes in assets and liabilities of $0.2 million.

Investing activities

The cash used in investing activities during the year ended December 31, 2021 of $24.0 million consisted primarily of $23.8 million development and construction costs associated with the Williamsburg Moxy Hotel and contributions to the 40 East End Ave. Joint Venture of $0.2 million.

Financing activities

The cash provided by financing activities during the year ended December 31, 2021 of $5.4 million consisted of contributions of $12.2 million by Lightstone REIT III to the Williamsburg Moxy Hotel Joint Venture, proceeds from a construction loan of $18.4 million partially offset by the $16.0 million repayment in full of an existing mortgage payable, the payment of loan fees and expenses of $3.7 million, a special distribution for 2021 of $1.8 million paid to our common stockholders in October 2021 and a special distribution for 2020 of $3.2 million paid to our common stockholders in January 2021, and redemption and cancellation of common stock of $0.5 million.

Williamsburg Moxy Hotel

On July 17, 2019, we, through our then wholly owned subsidiary, Bedford Avenue Holdings LLC acquired four adjacent parcels of land located at 353-361 Bedford Avenue in Brooklyn, New York (collectively, the “Williamsburg Land”), from unaffiliated third parties, for an aggregate purchase price of $30.4 million, excluding closing and other acquisition related costs, on which we are developing and constructing a 210-room branded hotel (the “Williamsburg Moxy Hotel”). In connection with the acquisition of the Williamsburg Land, we simultaneously entered into a $16.0 million nonrecourse mortgage loan (the “Williamsburg Mortgage”) collateralized by the Williamsburg Land.

Williamsburg Moxy Joint Venture

On August 5, 2021, we formed the Williamsburg Moxy Hotel Joint Venture with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of our membership interest in the Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to the initial acquisition, Lightstone REIT III made additional capital contributions to the Williamsburg Moxy Hotel Joint Venture of $4.3 million through December 31, 2021.

As a result, we and Lightstone REIT III have 75% and 25% membership interests, respectively, in the Williamsburg Moxy Hotel Joint Venture. Additionally, we are the managing member of the Williamsburg Moxy Hotel Joint Venture and Lightstone REIT III has consent rights with respect to all major decisions.

We determined that the Williamsburg Moxy Hotel Joint Venture is a VIE and we are the primary beneficiary. As we are the member most closely associated with the Williamsburg Moxy Hotel Joint Venture and therefore have the power to direct the activities of the Williamsburg Moxy Hotel Joint Venture that most significantly impact its performance, we consolidate the operating results and financial condition of the Williamsburg Moxy Hotel Joint Venture and account for the ownership interest of Lightstone REIT III as noncontrolling interests. Contributions are allocated in accordance with each investor’s ownership percentage. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage.

On August 4, 2021, the Williamsburg Joint Venture entered into a development agreement (the “Development Agreement”) with an affiliate of the Advisor (the “Williamsburg Moxy Developer”) pursuant to which the Williamsburg Moxy Developer will be paid a development fee equal to 3% of hard and soft costs, as defined in the Development Agreement, incurred in connection with the development and construction of the Williamsburg Moxy Hotel (See Note 6 of the Notes to Consolidated Financial Statements for additional information). Additionally, on August 5, 2021, the Williamsburg Moxy Joint Venture obtained construction financing for the Williamsburg Moxy Hotel as discussed below. The Williamsburg Moxy Hotel is currently under construction and expected to open during the fourth quarter of 2022.

As of December 31, 2021, the Williamsburg Moxy Hotel Joint Venture incurred and capitalized to construction in progress an aggregate of $73.0 million (including capitalized interest of $3.2 million) consisting of acquisition and other costs attributable to the development of the Williamsburg Moxy Hotel. During the years ended December 31, 2021 and 2020, we capitalized interest of $1.7 million and $1.0 million, respectively, in connection with the development of the Williamsburg Moxy Hotel.

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility for up to $77.0 million (the “Moxy Construction Loan”) scheduled to mature on February 5, 2024, with two, six-month extension options, subject to the satisfaction of certain conditions. The Moxy Construction Loan bears interest at LIBOR plus 9.00%, subject to a 9.50% floor, with monthly interest-only payments based on a rate of 7.50% with the accrued and unpaid interest added to the outstanding loan balance and due at maturity. The Moxy Construction Loan is collateralized by the Williamsburg Moxy Hotel. The Williamsburg Moxy Hotel Joint Venture received initial proceeds of $16.0 million under the Moxy Construction Loan and repaid the Williamsburg Mortgage ($16.0 million) in full. As of December 31, 2021, the outstanding principal balance of the Moxy Construction Loan was $18.6 million (including $0.1 million of interest capitalized to principal) which is presented, net of deferred financing fees of $3.7 million, on the consolidated balance sheet and is classified as Mortgage Payable, net and the remaining availability under the facility was up to $58.6 million.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture has provided certain completion and carry cost guarantees. Furthermore, in connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture paid $3.7 million of loan fees and expenses and accrued $0.8 million of loan exit fees which are due at the initial maturity date and are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of December 31, 2021.

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

Our ownership interest in the 40 East End Ave. Joint Venture is a non-managing interest. Because we exert significant influence over but do not control the 40 East End Ave. Joint Venture, we account for our ownership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting. All contributions to and distributions of earnings from the 40 East End Ave. Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the 40 East End Ave. Joint Venture are made to the members pursuant to the terms of its operating agreement. We commenced recording our allocated portion of earnings and cash distributions, if any, from the 40 East End Ave. Joint Venture beginning as of March 31, 2017 with respect to our membership interest of approximately 33.3% in the 40 East End Ave. Joint Venture. Additionally, Lightstone Value Plus REIT I, Inc.(“Lightstone REIT I”), a real estate investment trust also sponsored by our Sponsor, made $30.0 million of preferred equity contributions (the “Preferred Contributions”) to a subsidiary of the 40 East End Ave. Joint Venture, pursuant to an instrument that entitles Lightstone REIT I to monthly preferred distributions at a rate of 12% per annum. No distributions may be paid to the members until the Preferred Contributions are redeemed in full.

The 40 East End Ave. Joint Venture, through affiliates, owns the 40 East End Avenue Project, a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final TCO in March 2020 and through December 31, 2021, 15 condominium units have been sold.

On December 19, 2019, the 40 East End Ave. Joint Venture obtained financing (the “Condo Loan”) from a financial institution of $95.2 million, of which $90.2 million was initially funded at closing and the remaining $5.0 million was subsequently advanced in April 2020. The Condo Loan, which was previously scheduled to mature on December 19, 2021, bears interest at LIBOR plus 2.45%, which is payable monthly, and requires principal payments to be made at certain prescribed amounts from proceeds from the sales of condominium units with any remaining outstanding balance due in full at maturity.

On December 30, 2021, the 40 East End Ave. Joint Venture and the financial institution amended the Condo Loan providing for an extension of the maturity date to December 20, 2022 and revisions to the timing and amounts of required principal payments to be made from proceeds from the sale of condominium units. Pursuant to the amended terms of the Condo Loan, the 40 East End Ave. Joint Venture will be required to make a principal paydown on May 20, 2022, if the then outstanding principal balance of the Condo Loan has not been paid down to at least $26.5 million as of that date, with any remaining outstanding balance due in full at maturity. As of December 31, 2021, the Condo Loan had an outstanding principal balance of $36.5 million. Based on the outstanding balance of the Condo Loan as of December 31, 2021 and assuming no additional condominium units are sold through May 20, 2022, our share of the required principal paydown would be $3.3 million.

As discussed above, the Condo Loan is currently scheduled to mature on December 20, 2022. If the Condo Loan has not been repaid in full before its maturity date, the 40 East End Ave. Joint Venture intends to seek a further extension to the maturity date. However, there can be no assurance that the 40 East End Ave. Joint Venture will be successful in such endeavors.

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

In connection with the closing of the Condo Loan, the 40 East End Ave. Joint Venture used a portion of the initial loan proceeds to (i) fully repay an aggregate of $80.5 million of principal and interest under a construction loan and (ii) redeem $9.5 million of Lightstone REIT I’s Preferred Contributions. The 40 East End Ave. Joint Venture subsequently redeemed an additional $3.5 million and $11.0 million of Preferred Contributions on December 26, 2019 and February 13, 2020, respectively, reducing Lightstone REIT I’s Preferred Contributions to $6.0 million, which remains outstanding as of December 31, 2021.

Subsequent to our acquisition through December 31, 2021, we have made an aggregate of $5.9 million of additional capital contributions to the 40 East End Ave. Joint Venture, of which $0.2 million were made during the year ended December 31, 2021.

Because proceeds from sales of condominium units must first be used to fully pay-down the Condo Loan and thereafter to redeem Lightstone REIT I’s remaining Preferred Contributions, we currently do not expect to receive any distributions from the 40 East End Ave. Joint Venture over the next 12 months.

LIBOR

The Moxy Construction Loan and Condo Loan are indexed to LIBOR. In late 2021, it was announced LIBOR interest rates will cease publication altogether by June 30, 2023. We have and intend continue to incorporate relatively standardized replacement rate provisions into our LIBOR-indexed debt documents, including a spread adjustment mechanism designed to equate to the current LIBOR “all in” rate. There is significant uncertainty with respect to the implementation of the phase out and what alternative indexes will be adopted which will ultimately be determined by the market as a whole. It therefore remains uncertain how such changes will be implemented and the effects such changes would have on us and the financial markets generally.

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

Total distributions declared during the years ended December 31, 2021 and 2020 were $1.8 million and $4.0 million, respectively.

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

Effective May 10, 2021, the Board of Directors reopened the share repurchase program for redemptions submitted in connection with a stockholder’s death or hardship and set the price for all such purchases at our current estimated net asset value per share (“NAV per Share”) which was $8.50 as of December 31, 2020.

Deaths that occurred subsequent to January 1, 2020 are eligible for consideration, subject to certain conditions. Beginning January 1, 2022, requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death for consideration.

On an annual basis, we will not redeem in excess of 0.5% of the number of shares outstanding as of the end of the preceding year for either death or hardship redemptions, respectively. Redemption requests are expected to be processed on a quarterly basis and may be subject to pro ration if either type of redemption requests exceed the annual limitation.

For the period from January 1 through March 24, 2020, we repurchased 57,800 Common Shares pursuant to its share repurchase program at an average price of $9.53 per share. For the year ended December 31, 2021, we repurchased 59,745 Common Shares at an average price per share of $8.50 per share.

Effective March 18, 2022, in connection with the Board of Directors determination and approval of the NAV per Share of $8.58, as of December 31, 2021, the redemption price was automatically adjusted.

New Accounting Pronouncements

See Note 2 to the Notes to Consolidated Financial Statements for further information concerning accounting standards that we have not yet been required to adopt and may be applicable to our future operations.

ITEM 8. FINANCIAL STATEMENTS

Lightstone Value Plus REIT IV, Inc. and Subsidiaries

(a Maryland corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lightstone Value Plus REIT IV, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus REIT IV, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Investment Property and Investment in Unconsolidated Affiliated Real Estate Entity – Impairment Evaluation

As of December 31, 2021, the Company had investment property (construction in progress) of $72,999,787 and an investment in unconsolidated affiliated real estate entity of $10,793,084. As more fully described in Note 2 to the financial statements, the Company reviews investment property at the lowest identifiable level, the individual property level, for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment property may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated undiscounted future operating cash flows expected to be generated over the holding period of the investment property and from its eventual disposition to the carrying amount. The estimates include significant assumptions such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. An investment property is impaired only if management’s estimate of the fair value of the investment property is less than the carrying value and not recoverable. The ultimate realization of the Company’s investment in unconsolidated affiliated real estate entity is dependent on a number of factors including the performance of that entity and market conditions. If the Company determines that a decline in the value of an investment in unconsolidated affiliated real estate entity is other than temporary, it will record an impairment charge.

We identified the impairment evaluation as a critical audit matter due to significant judgment by management in identifying indicators of impairment and in determining the estimated recoverability of an investment property and investment in unconsolidated affiliated real estate entity. This in turn led to a high degree of auditor judgment, subjectivity, and audit effort in performing procedures to evaluate the reasonableness of management's significant estimates and assumptions related to the impairment evaluation including identifying events and circumstances that exist that would indicate the carrying amount of the investment property and investment in unconsolidated affiliated real estate entity may not be recoverable, as well as future operating income, holding period and residual values.

Addressing the matter involved performing procedures and evaluating audit evidence, in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls over the Company’s impairment evaluation. Our procedures included, among others, assessing the methodologies applied and identifying the existence of any triggering events. We assessed the development stage of the hotel project and its related progression to completion in comparing the overall cost basis to the potential developed value. For the investment in unconsolidated affiliated real estate entity, we considered the number of condo sales made during the year, as well as subsequent to year end, taking into account the current market and the individual unit sales margins. We also evaluated the forecast prepared by management to consider if the determination was reasonable considering the past and current performance of the investment and if consistent with evidence obtained in other areas of the audit. We tested the completeness and accuracy of the underlying data used by management in its evaluations. We held discussions with management about the current status of both the development project and the investment to understand how management’s significant estimates and assumptions are developed considering potential future market conditions. In addition, we evaluated the mathematical accuracy of the calculations included in the Company’s evaluation.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2014.

EISNERAMPER LLP

Iselin, New Jersey

March 23, 2022

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets

Investment property:
Construction in progress	$72,999,787	$40,479,640

Investment in unconsolidated affiliated real estate entity	10,793,084	10,988,023
Cash and cash equivalents	11,955,515	31,406,204
Restricted cash and other assets	440,855	116,419
Total Assets	$96,189,241	$82,990,286

Liabilities and Stockholders’ Equity

Mortgage payable, net	$14,843,736	$16,000,000

Accounts payable, accrued expenses and other liabilities	9,895,523	1,178,674
Distributions payable	-	3,151,447
Subordinated advances - related party	13,638,646	13,451,692
Total Liabilities	38,377,905	33,781,813

Commitments and Contingencies

Stockholders’ Equity:

Company’s Stockholders’ Equity:
Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 8.5 million shares issued and outstanding	84,777	85,374
Additional paid-in-capital	71,157,978	71,665,213
Accumulated deficit	(25,651,846)	(22,542,114)
Total Company’s Stockholders’ Equity	45,590,909	49,208,473
Noncontrolling interests	12,220,427	-
Total Stockholders’ Equity	57,811,336	49,208,473
Total Liabilities and Stockholders’ Equity	$96,189,241	$82,990,286

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2021	2020
(Loss)/income:
Investment income	$32,166	$166,119
Gain from disposition of investment in unconsolidated affiliated real estate entity	-	8,300,837
Gain on sale of marketable securities	-	264,589
Loss from investments in unconsolidated affiliated real estate entities	(366,597)	(2,840,359)
Total (loss)/income	(334,431)	5,891,186

Expenses:
General and administrative costs	759,807	870,606
Interest expense	186,954	186,954
Foreign currency transaction loss	-	47,648
Total expenses	946,761	1,105,208

Net (loss)/income	(1,281,192)	4,785,978

Less: net loss attributable to noncontrolling interests	710	-

Net (loss)/income attributable to Company’s common shares	$(1,280,482)	$4,785,978

Net (loss)/income per common share, basic and diluted	$(0.15)	$0.56

Weighted average number of common shares outstanding, basic and diluted	8,523,976	8,542,162

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2021	2020
Net (loss)/income	$(1,281,192)	$4,785,978

Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	(135,500)
Reclassification adjustment for gain included in net income	-	(264,589)

Other comprehensive loss	-	(400,089)

Comprehensive (loss)/income	$(1,281,192)	$4,385,889

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Accumulated Other
	Common		Paid-In	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Income	Deficit	Interests	Equity
BALANCE, December 31, 2019	8,595,224	$85,952	$72,215,685	$400,089	$(23,324,903)	$-	$49,376,823

Net income	-	-	-	-	4,785,978	-	4,785,978
Distributions declared (a)	-	-	-	-	(4,003,189)	-	(4,003,189)
Other comprehensive loss	-	-	-	(400,089)	-	-	(400,089)
Redemption and cancellation of shares	(57,800)	(578)	(550,472)	-	-	-	(551,050)

BALANCE, December 31, 2020	8,537,424	$85,374	$71,665,213	$-	$(22,542,114)	$-	$49,208,473

Net loss	-	-	-	-	(1,280,482)	(710)	(1,281,192)
Distributions declared (b)	-	-	-	-	(1,829,250)	-	(1,829,250)
Contributions of noncontrolling interests	-	-	-	-	-	12,221,137	12,221,137
Redemption and cancellation of shares	(59,745)	(597)	(507,235)	-	-	-	(507,832)

BALANCE, December 31, 2021	8,477,679	$84,777	$71,157,978	$-	$(25,651,846)	$12,220,427	$57,811,336

(a)	Dividends per share were $0.47.
(b)	Dividends per share were $0.215.

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(1,281,192)	$4,785,978
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Loss from investments in unconsolidated affiliated real estate entities	366,597	2,840,359
Gain from disposition of investment in unconsolidated affiliated real estate entity	-	(8,300,837)
Gain on sale of marketable securities	-	(264,589)
Amortization of discount on debt securities	-	(30,196)
Foreign currency transaction loss	-	47,648
Changes in assets and liabilities:
Increase in other assets	(167,455)	(36,678)
Increase in accounts payable, accrued expenses and other liabilities	174,171	40,659
Increase in accrued interest on subordinated advances - related party	186,954	186,954
Net cash used in operating activities	(720,925)	(730,702)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(23,825,033)	(5,316,829)
Proceeds from sale of marketable securities	-	4,141,195
Proceeds from disposition of investment in unconsolidated affiliated real estate entity	-	21,989,574
Investments in unconsolidated affiliated real estate entities	(171,658)	(1,119,314)
Net cash (used in)/provided by investing activities	(23,996,691)	19,694,626

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	18,421,236	-
Mortgage payments	(16,000,000)	-
Payment of loan fees and expenses	(3,729,935)	-
Contributions of noncontrolling interests	12,221,137	-
Redemption and cancellation of common stock	(507,832)	(551,050)
Distributions paid to Company’s common stockholders	(4,980,697)	(1,137,582)
Net cash provided by/(used in) financing activities	5,423,909	(1,688,632)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	-	(47,648)

Net change in cash and cash equivalents and restricted cash	(19,293,707)	17,227,644
Cash and cash equivalents and restricted cash, beginning of year	31,490,826	14,263,182
Cash and cash equivalents and restricted cash, end of year	$12,197,119	$31,490,826

Supplemental disclosure of cash flow information:
Non-cash purchase of investment property	$8,892,440	$980,649
Unpaid interest accrued and capitalized as mortgage payable and construction in progress	$139,113	$-
Distributions declared, but not paid	$-	$3,151,447
Amortization of deferred financing costs included in construction in progress	$783,323	$343,759
Accrued exit fee	$770,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020

1. Structure

Lightstone Value Plus REIT IV, Inc. (“Lightstone REIT IV’’), which was formerly known as Lightstone Real Estate Income Trust, Inc. before September 15, 2021, is a Maryland corporation, formed on September 9, 2014, which elected to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2016.

Lightstone REIT IV, together with its subsidiaries is collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns refers to Lightstone REIT IV or the Company as required by the context in which any such pronoun is used.

The Company has and intends to continue to seek opportunities to invest in real estate and real estate-related investments. The Company’s real estate investments may include operating properties and development projects and its real estate-related investment may include mezzanine loans, mortgage loans, bridge loans and preferred equity interests, with a focus on development-related investments, including investments intended to finance development or redevelopment opportunities. The Company may also invest in debt and derivative securities related to real estate assets. A portion of the Company’s investments by value may be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly owned by, The Lightstone Group, LLC (the “Sponsor”), its affiliates or other real estate investment programs it sponsors. Although the Company expects that most of its investments will be of these various types, it may also make other investments. In fact, it may invest in whatever types of investments that it believes are in its best interests.

The Company currently has one operating segment. As of December 31, 2021, the Company majority owned and consolidated the operating results of a joint venture (the “Williamsburg Moxy Hotel Joint Venture”), in which it has a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). The Company accounts for its unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

The Company’s advisor is Lightstone Real Estate Income LLC (the “Advisor”), which is majority owned by David Lichtenstein. On September 12, 2014, the Advisor contributed $200,000 for 20,000 shares of common stock (“Common Shares”), or $10.00 per share of the Lightstone REIT IV. Mr. Lichtenstein also is a majority owner of the equity interests of The Lightstone Group, LLC. The Lightstone Group, LLC served as the Sponsor during the Company’s initial public offering (the “Offering”) which terminated on March 31, 2017. Mr. Lichtenstein owns 222,222 Common Shares which were issued on June 15, 2015 for $2.0 million, or $9.00 per share. Subject to the oversight of the Company’s board of directors (the “Board of Directors”) and pursuant to the terms of an advisory agreement, the Advisor has the primary responsibility for making investment decisions on behalf of the Company and managing its day-to-day operations. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT IV.

The Company does not have any employees. The Advisor receives compensation and fees for services related to the investment and management of the Company’s assets. The Advisor has certain affiliates which may manage the properties the Company acquires. However, the Company may also contract with other unaffiliated third-party property managers.

The Company’s stock is not currently listed on a national securities exchange. The Company may seek to list its stock for trading on a national securities exchange only if a majority of its independent directors believe listing would be in the best interest of its stockholders. The Company does not intend to list its shares at this time. The Company does not anticipate that there would be any market for its shares of common stock until they are listed for trading.

On December 16, 2021, the Company’s stockholders approved an amendment and restatement to the Company’s charter pursuant to which the Company is no longer required to either (a) amend its charter to extend the deadline to begin the process of achieving a liquidity event, or (b) hold a stockholders meeting to vote on a proposal for an orderly liquidation of its portfolio.

Noncontrolling Interests in Consolidated Subsidiaries

Noncontrolling interests in consolidated subsidiaries represents the noncontrolling member’s 25% share of the equity in the Williamsburg Moxy Hotel Joint Venture held by Lightstone Value Plus REIT III, Inc (“Lightstone REIT III”), a REIT also sponsored by the Sponsor and a related party. Income and losses attributable to the Williamsburg Moxy Hotel Joint Venture are allocated to the noncontrolling interest holder based on its ownership percentage. See Note 3 for additional information.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020

2. Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT IV and its subsidiaries (over which it exercises financial and operating control). All inter-company balances and transactions have been eliminated in consolidation. In addition, interests in entities acquired are evaluated based on applicable GAAP, and if deemed to be variable interest entities (“VIE”) in which we are the primary beneficiary are also consolidated. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which we have control, substantive participating rights or both under the respective ownership agreement. Investments in other real estate entities where the Company has the ability to exercise significant influence, but does not exercise financial and operating control, and is not considered to be the primary beneficiary are accounted for using the equity method.

There are judgments and estimates involved in determining if an entity in which the Company has made an investment is a VIE and, if so, whether the Company is the primary beneficiary. The entity is evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity. Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility and using a discount rate to determine the net present value of those future losses. A change in the judgments, assumptions, and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment using the equity method that should in fact be consolidated, the effects of which could be material to our financial statements.

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

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:

	December 31,
	2021	2020
Cash and cash equivalents	$11,955,515	$31,406,204
Restricted cash	241,604	84,622
Total cash, cash equivalents and restricted cash	$12,197,119	$31,490,826

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020

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

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020

Investments in Unconsolidated Entities

The Company evaluates its investments in other entities for consolidation. It considers its percentage interest in the joint venture, evaluation of control and whether a VIE exists when determining whether or not the investment qualifies for consolidation or if it should be accounted for as an unconsolidated investment under either the equity method of accounting.

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

As of December 31, 2021 and 2020, the Company had no material uncertain income tax positions. Additionally, even if the Company continues to qualify as a REIT, it may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on its undistributed income.

Foreign Currency Transactions

We previously maintained funds in a bank account that was denominated in New Israeli Shekels (“ILS”) and was re-measured into U.S. Dollars at the current exchange rate at the end of each reporting period. During the first quarter of 2020, we converted all of our ILS to U.S. Dollars and as a result, no longer have any ILS in the bank account. For the year ended December 31, 2020, the Company recorded a foreign currency transaction loss of $47,648, all of which was incurred in the first quarter of 2020.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash and other assets, accounts payable and accrued expenses and other liabilities approximate their fair values because of the short maturity of these instruments.

The estimated fair value our mortgage payable approximated its carrying value because of the floating interest rate.

Noncontrolling Interest

Noncontrolling interest represents the noncontrolling member’s share of the equity in certain of the Company’s consolidated real estate investments. Income and losses are allocated to noncontrolling interest holders based generally on their ownership percentage.

Net Earnings per Common Share

Net earnings per Common Share on a basic and fully diluted basis is earnings divided by the weighted average number of shares of common stock outstanding. The Company does not have any potentially dilutive securities.

COVID-19 Pandemic

The World Health Organization declared COVID-19 a global pandemic on March 11, 2020 and since that time many of the previously imposed restrictions and other measures which were instituted in response have been subsequently reduced or lifted. However, the continuing COVID-19 pandemic remains highly unpredictable and dynamic and its ultimate duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19, the ongoing administration and ultimate effectiveness of vaccines, including booster shots, and the eventual timeline to achieve a sufficient level of herd immunity among the general population. Accordingly, the ongoing COVID-19 pandemic may have negative effects on the health of the U.S. economy for the foreseeable future.

To-date, the COVID-19 pandemic has not had any significant impact on the Company’s 210-room branded hotel (the “Williamsburg Moxy Hotel”) development project. The Company’s other investment is its approximately 33.3% membership interest in the 40 East End Ave. Joint Venture, which developed and constructed a 29-unit luxury residential condominium project (the “40 East End Avenue Project”) located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final temporary certificates of occupancy, or TCO, in March 2020 which was at the onset of the COVID-19 pandemic. Thereafter, the pace of condominium unit sales has been impacted by the ongoing COVID-19 pandemic and through December 31, 2021, 15 of the condominium units had been sold. Additionally, because of the pace of condominium sales, the 40 East End Joint Venture obtained an amendment, including an extension of the maturity date, to the loan secured by the remaining unsold condominium units. See Note 4 for additional information.

The extent to which the Company’s business may be affected by the ongoing COVID-19 pandemic will largely depend on both current and future developments, all of which are highly uncertain and cannot be reasonably predicted. If the Company’s investments in the Williamsburg Moxy Hotel development project and/or 40 East End Ave. Joint Venture are negatively impacted, its business and financial results could be materially and adversely impacted.

New Accounting Pronouncements

The Company has reviewed and determined that recently issued accounting pronouncements will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its current operations.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020

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

On August 5, 2021, the Company formed the Williamsburg Moxy Hotel Joint Venture with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of the Company’s membership interest in the Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to the initial acquisition, Lightstone REIT III made additional capital contributions to the Williamsburg Moxy Hotel Joint Venture of $4.3 million through December 31, 2021.

As a result, the Company and Lightstone REIT III have 75% and 25% membership interests, respectively, in the Williamsburg Moxy Hotel Joint Venture. Additionally, the Company is the managing member of the Williamsburg Moxy Hotel Joint Venture and Lightstone REIT III has consent rights with respect to all major decisions.

The Company has determined that the Williamsburg Moxy Hotel Joint Venture is a VIE and the Company is the primary beneficiary. As the Company is the member most closely associated with the Williamsburg Moxy Hotel Joint Venture and therefore has the power to direct the activities of the Williamsburg Moxy Hotel Joint Venture that most significantly impact its performance, the Company consolidates the operating results and financial condition of the Williamsburg Moxy Hotel Joint Venture and accounts for the ownership interest of Lightstone REIT III as noncontrolling interests. Contributions are allocated in accordance with each investor’s ownership percentage. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage.

On August 4, 2021, the Williamsburg Joint Venture entered into a development agreement (the “Development Agreement”) with an affiliate of the Advisor (the “Williamsburg Moxy Developer”) pursuant to which the Williamsburg Moxy Developer will be paid a development fee equal to 3% of hard and soft costs, as defined in the Development Agreement, incurred in connection with the development and construction of the Williamsburg Moxy Hotel (See Note 6 for additional information). Additionally, on August 5, 2021, the Williamsburg Moxy Joint Venture obtained construction financing for the Williamsburg Moxy Hotel as discussed below. The Williamsburg Moxy Hotel is currently under construction and expected to open during the fourth quarter of 2022.

As of December 31, 2021, the Williamsburg Moxy Hotel Joint Venture incurred and capitalized to construction in progress an aggregate of $73.0 million (including capitalized interest of $3.2 million) consisting of acquisition and other costs attributable to the development of the Williamsburg Moxy Hotel. During the years ended December 31, 2021 and 2020, the Company capitalized interest of $1.7 million and $1.0 million, respectively, in connection with the development of the Williamsburg Moxy Hotel.

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility for up to $77.0 million (the “Moxy Construction Loan”) scheduled to mature on February 5, 2024, with two, six-month extension options, subject to the satisfaction of certain conditions. The Moxy Construction Loan bears interest at LIBOR plus 9.00%, subject to a 9.50% floor, with monthly interest-only payments based on a rate of 7.50% with the accrued and unpaid interest added to the outstanding loan balance and due at maturity. The Moxy Construction Loan is collateralized by the Williamsburg Moxy Hotel. The Williamsburg Moxy Hotel Joint Venture received initial proceeds of $16.0 million under the Moxy Construction Loan and repaid the Williamsburg Mortgage ($16.0 million) in full. As of December 31, 2021, the outstanding principal balance of the Moxy Construction Loan was $18.6 million (including $0.1 million of interest capitalized to principal) which is presented, net of deferred financing fees of $3.7 million, on the consolidated balance sheet and is classified as Mortgage Payable, net and the remaining availability under the facility was up to $58.6 million.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture has provided certain completion and carry cost guarantees. Furthermore, in connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture paid $3.7 million of loan fees and expenses and accrued $0.8 million of loan exit fees which are due at the initial maturity date and are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of December 31, 2021.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020

4. Investments in Unconsolidated Affiliated Real Estate Entities

40 East End Ave. Joint Venture

On March 31, 2017, the Company entered into a joint venture agreement (the “40 East End Ave. Transaction”) with SAYT Master Holdco LLC, an entity majority-owned and controlled by David Lichtenstein, who also majority owns and controls the Sponsor, a related party (the “40 East End Seller”), providing for the Company to acquire approximately 33.3% of the 40 East End Seller’s approximate 100% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”) for aggregate consideration of $10.3 million.

The Company’s ownership interest in the 40 East End Ave. Joint Venture is a non-managing interest. Because the Company exerts significant influence over but does not control the 40 East End Ave. Joint Venture, it accounts for its ownership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting. All contributions to and distributions of earnings from the 40 East End Ave. Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the 40 East End Ave. Joint Venture are made to the members pursuant to the terms of its operating agreement. The Company commenced recording its allocated portion of earnings and cash distributions, if any, from the 40 East End Ave. Joint Venture beginning as of March 31, 2017 with respect to its membership interest of approximately 33.3% in the 40 East End Ave. Joint Venture. Additionally, Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), a REIT also sponsored by the Sponsor, made $30.0 million of preferred equity contributions (the “Preferred Contributions”) to a subsidiary of the 40 East End Ave. Joint Venture, pursuant to an instrument that entitles Lightstone REIT I to monthly preferred distributions at a rate of 12% per annum. No distributions may be paid to the members until the Preferred Contributions are redeemed in full.

The 40 East End Ave. Joint Venture, through affiliates, owns the 40 East End Avenue Project, a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final TCO in March 2020 and through December 31, 2021, 15 of the condominium units have been sold.

On December 19, 2019, the 40 East End Ave. Joint Venture obtained financing (the “Condo Loan”) from a financial institution of $95.2 million, of which $90.2 million was initially funded at closing and the remaining $5.0 million was subsequently advanced in April 2020. The Condo Loan, which was previously scheduled to mature on December 19, 2021, bears interest at LIBOR plus 2.45%, which is payable monthly, and requires principal payments to be made at certain prescribed amounts from proceeds from the sales of condominium units with any remaining outstanding balance due in full at maturity.

On December 30, 2021, the 40 East End Ave. Joint Venture and the financial institution amended the Condo Loan providing for an extension of the maturity date to December 20, 2022 and revisions to the timing and amounts of required principal payments to be made from proceeds from the sale of condominium units. Pursuant to the amended terms of the Condo Loan, the 40 East End Ave. Joint Venture will be required to make a principal paydown on May 20, 2022, if the then outstanding principal balance of the Condo Loan has not been paid down to at least $26.5 million as of that date, with any remaining outstanding balance due in full at maturity. As of December 31, 2021, the Condo Loan had an outstanding principal balance of $36.5 million. Based on the outstanding balance of the Condo Loan as of December 31, 2021 and assuming no additional condominium units are sold through May 20, 2022, the Company’s share of the required principal paydown would be $3.3 million.

As discussed above, the Condo Loan is currently scheduled to mature on December 20, 2022. If the Condo Loan has not been repaid in full before its maturity date, the 40 East End Ave. Joint Venture intends to seek a further extension to the maturity date. However, there can be no assurance that the 40 East End Ave. Joint Venture will be successful in such endeavors.

The Sponsor and its affiliates (collectively, the “40 East End Guarantors”) have provided certain guarantees with respect to the Condo Loan and the members have agreed to reimburse the 40 East End Guarantors for any balance that may become due under the guarantees (the “40 East End Guarantee”), of which the Company’s share is approximately 33.3%. The Company has determined that the fair value of its share of the 40 East End Guarantee is immaterial.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020

In connection with the closing of the Condo Loan, the 40 East End Ave. Joint Venture used a portion of the initial loan proceeds to (i) fully repay an aggregate of $80.5 million of principal and interest under a construction loan and (ii) redeem $9.5 million of Lightstone REIT I’s Preferred Contributions. The 40 East End Ave. Joint Venture subsequently redeemed an additional $3.5 million and $11.0 million of Preferred Contributions on December 26, 2019 and February 13, 2020, respectively, reducing Lightstone REIT I’s Preferred Contributions to $6.0 million, which remains outstanding as of December 31, 2021.

Subsequent to the Company’s acquisition through December 31, 2021, it has made an aggregate of $5.9 million of additional capital contributions to the 40 East End Ave. Joint Venture, of which $0.2 million was made during the year ended December 31, 2021.

The 40 East End Ave. Joint Venture Financial Information

The following table represents the condensed income statements for the 40 East End Ave. Joint Venture:

(amounts in thousands)	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Revenues	$58,529	$15,448

Cost of goods sold	52,138	14,347
Other expenses	2,509	2,630
Impairment of real estate inventory	1,553	2,288
Depreciation and amortization	-	-
Operating income/(loss)	2,329	(3,817)

Interest expense and other, net	(3,430)	(4,238)
Net loss	$(1,101)	$(8,055)
Company’s share of net loss (33.3%)	$(367)	$(2,683)

The following table represents the condensed balance sheets for the 40 East End Ave. Joint Venture:

	As of	As of
(amounts in thousands)	December 31, 2021	December 31, 2020
Real estate inventory	$74,481	$125,086
Cash and restricted cash	767	4,446
Other assets	436	587
Total assets	$75,684	$130,119

Mortgage payable, net	$36,391	$89,876
Other liabilities	972	1,309
Members’ capital	38,321	38,934
Total liabilities and members’ capital	$75,684	$130,119

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020

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

The Company accounted for its 22.5% membership interest in the Cove Joint Venture in accordance with the equity method of accounting because it exercised significant influence, but did not exercise financial and operating control over this entity. For the period from January 1, 2020 through February 12, 2020, the Company’s share of the Cove Joint Venture’s loss of $0.7 million was $0.2 million which is recorded as a loss from investments in unconsolidated affiliated real estate entities on the consolidated statements of operations.

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

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020

5. Stockholders’ Equity

Preferred Stock

The Company’s charter authorizes the Company’s board of directors to designate and issue one or more classes or series of preferred stock without approval of the holders of Common Shares. On February 11, 2015, the Company amended and restated its charter to authorize the issuance of 50,000,000 shares of preferred stock. Prior to the issuance of shares of each class or series, the board of directors will be required by Maryland law and by the charter to set, subject to the charter restrictions on ownership and transfer of stock, the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of each class or series of preferred stock so issued, which may be more beneficial than the rights, preferences and privileges attributable to Common Shares. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. As of December 31, 2021, the Company had not issued any shares of preferred stock.

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

Distributions and Distributions Declared

The Company’s Board of Directors commenced declaring and it began paying distributions on its Common Shares at the pro rata equivalent of an annual distribution of $0.80 per share, or an annualized rate of 8.0% assuming a purchase price of $10.00 per share, beginning with the period from June 22, 2015 through November 30, 2015 and monthly thereafter beginning with the month ending December 31, 2015 through the month ending June 30, 2019. Beginning with the month ending July 31, 2019, the Company’s Board of Directors decreased the regular monthly distributions on our Common Shares to the pro rata equivalent of an annual distribution of $0.40 per share, or an annualized rate of 4.0% assuming a purchase price of $10.00 per share. Distributions were payable to stockholders of record at the close of business on the last day of the month-end. All distributions were paid on or about the 15th day of the month following the month-end.

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
For the Years Ended December 31, 2021 and 2020

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

Total distributions declared during the years ended December 31, 2021 and 2020 were $1.8 million and $4.0 million, respectively.

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

Effective May 10, 2021, the Board of Directors reopened the share repurchase program for redemptions submitted in connection with a stockholder’s death or hardship and set the price for all such purchases at the Company’s current estimated net asset value per share (“NAV per Share”) which was $8.50 as of December 31, 2020.

Deaths that occurred subsequent to January 1, 2020 are eligible for consideration, subject to certain conditions. Beginning January 1, 2022, requests for redemptions in connection with a stockholder’s death must be submitted and received by the Company within one year of the stockholder’s date of death for consideration.

On an annual basis, the Company will not redeem in excess of 0.5% of the number of shares outstanding as of the end of the preceding year for either death or hardship redemptions, respectively. Redemption requests are expected to be processed on a quarterly basis and may be subject to pro ration if either type of redemption requests exceed the annual limitation.

For the period from January 1 through March 24, 2020, the Company repurchased 57,800 Common Shares pursuant to its share repurchase program at an average price of $9.53 per share. For the year ended December 31, 2021, the Company repurchased 59,745 Common Shares at an average price per share of $8.50 per share.

Effective March 18, 2022, in connection with the Board of Directors determination and approval of the Company’s NAV per Share of $8.58, as of December 31, 2021, the redemption price was automatically adjusted.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020

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

Operational Stage

Fees	Amount
Acquisition Fee	The Company pays to the Advisor or its affiliates 1% of the amount funded by it to originate or acquire an investment (including the Company’s pro rata share (direct or indirect) of debt incurred in respect of such investment, but excluding acquisition fees and acquisition expenses). Notwithstanding the foregoing, the Company will not pay any acquisition fee to the Advisor or any of its affiliates with respect to any transaction between the Company and the Sponsor, any of its affiliates or any program sponsored by it.

Acquisition Expenses	The Company reimburses the Advisor for expenses actually incurred related to selecting, originating or acquiring investments on the Company’s behalf, regardless of whether or not the Company acquires the related investments. In addition, the Company pays third parties, or reimburses the Advisor or its affiliates, for any investment-related expenses due to third parties, including, but not limited to, legal fees and expenses, travel and communications expenses, accounting fees and expenses and other closing costs and miscellaneous expenses, regardless of whether or not the Company acquires the related investments. In no event will the total of all acquisition fees and acquisition expenses (including those paid to third parties, as described above) with respect to a particular investment be unreasonable or, except in limited circumstances, exceed 5% of the amount funded by us to originate or acquire an investment (including the Company’s pro rata share (direct or indirect) of debt attributable to such investment, but exclusive of acquisition fees and acquisition expenses).

Asset Management Fee	The Company pays the Advisor or its assignees a monthly asset management fee equal to one-twelfth (1⁄12) of 1% of the cost of the Company’s assets. The cost of the Company’s assets means the amount funded by the Company for investments, including expenses and any financing attributable to such investments, less any principal received on such investments.

Operating Expenses	The Company reimburses the Advisor’s costs of providing administrative services, subject to the limitation that the Company generally will not reimburse the Advisor for any amount by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets (as defined in the advisory agreement), and (ii) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of investments for that period. After the end of any fiscal quarter for which the Company’s total operating expenses exceed this 2%/25% limitation for the four fiscal quarters then ended, if the Company’s independent directors exercise their right to conclude that this excess was justified, this fact will be disclosed in writing to the holders of Common Shares within 60 days. If the Company’s independent directors do not determine such excess expenses are justified, the Advisor is required to reimburse the Company, at the end of the four preceding fiscal quarters, by the amount that the Company’s aggregate annual total operating expenses paid or incurred exceed this 2%/25% limitation.

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
For the Years Ended December 31, 2021 and 2020

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

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020

The following table represents the fees incurred associated with the payments to the Company’s Advisor and its affiliates for the period indicated:

	For the Years Ended December 31,
	2021	2020
Development fees and cost reimbursement (1)	$1,722,882	$304,366
Asset management fees (general and administrative costs)	-	77,313
Total	$1,722,882	$381,679

(1)	Development fees and the reimbursement of development-related costs that the Williamsburg Moxy Joint Venture pays to the Advisor and its affiliates are capitalized and included in the carrying value of the investment in the Williamsburg Moxy Hotel, which is classified as construction in progress on the consolidated balance sheets. See Note 3 for additional information.

The Company has agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities. As of December 31, 2021, the Company owed the Advisor and its affiliated entities $0.3 million, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. Additionally, as of December 31, 2020, the Advisor and its affiliated entities owed us $122, which was included in restricted cash and other assets on the consolidated balance sheets.

Subordinated Advances – Related Party

On March 18, 2016, the Company entered into a subordinated unsecured loan agreement (the “Subordinated Agreement”) with the Sponsor pursuant to which the Sponsor made aggregate principal advances of $12.6 million through March 31, 2017 (the termination date of the Offering). The outstanding principal advances bear interest at a rate of 1.48%, but no interest or principal is due or payable to the Sponsor until holders of the Company’s Common Shares have received liquidating distributions equal to their respective net investments (defined as $10.00 per Common Share) plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments.

Distributions in connection with a liquidation of the Company initially will be made to holders of its Common Shares until holders of its Common Shares have received liquidation distributions equal to their respective net investments plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments. Thereafter, only if additional liquidating distributions are available, the Company will be obligated to repay the outstanding principal advances and related accrued interest to the Sponsor, as described in the Subordinated Agreement. In the event that additional liquidation distributions are available after the Company repays its holders of common stock their respective net investments plus their 8% return on investment and then the outstanding principal advances under the Subordinated Agreement and accrued interest to the Sponsor, such additional distributions will be paid to holders of its Common Shares and the Sponsor: 85.0% of the aggregate amount will be payable to holders of the Company’s Common Shares and the remaining 15.0% will be payable to the Sponsor.

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

As of both December 31, 2021 and 2020, an aggregate of approximately $12.6 million of principal advances have been funded, which along with the related accrued interest of $1,006,633 and $819,679, respectively, are classified as Subordinated Advances – Related Party, a liability on the consolidated balance sheets. During both of the years ended December 31, 2021 and 2020, the Company accrued $186,954 of interest expense on the principal advances.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020

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

PART II. CONTINUED:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2021, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2021 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2022 concerning each of our directors serving in such capacity:

Name	Age	Principal Occupation and Positions Held	Year Term of Office Will Expire	Served as a Director Since
David Lichtenstein	61	Chief Executive Officer and Chairman of the Board of Directors	2022	2015
Steven Spinola	73	Director	2022	2015
Michael J. Demarco	62	Director	2022	2021

David Lichtenstein is our Chief Executive Officer and Chairman of our board of directors. Mr. Lichtenstein founded both American Shelter Corporation and The Lightstone Group. From 1988 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of The Lightstone Group, directing all aspects of the acquisition, financing and management of a diverse portfolio of multifamily, lodging, retail and industrial properties located in 20 states and Puerto Rico. From June 2004 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Officer of Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”) and Chief Executive Officer of Lightstone Value Plus REIT LLC, its advisor. From April 2008 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Offer of Lightstone Value Plus REIT II, Inc. (“Lightstone REIT II”) and Lightstone Value Plus REIT II LLC, its advisor. From September 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), and as Chief Executive Officer of Lightstone Value Plus REIT II ILLC, its advisor. From October 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Enterprises Limited (“Lightstone Enterprises”). On August 31, 2021, Mr. Lichtenstein was appointed Chairman Emeritus of the Board of Directors of Lightstone Value Plus REIT V, Inc. (“Lightstone REIT V”) and previously served as the Chairman of the Board of Directors of Lightstone REIT V from September 2017 through August 31, 2021. Additionally, Mr. Lichtenstein is Chairman and Chief Executive Officer of Lightstone REIT V’s advisor. From July 2015 to the present, Mr. Lichtenstein has served as a member of the Board of Directors of the New York City Economic Development Corporation. Mr. Lichtenstein is also a member of the International Council of Shopping Centers and the National Association of Real Estate Investment Trusts, Inc., an industry trade group, as well as a member of the Board of Directors of Touro College and New York Medical College. Mr. Lichtenstein has been selected to serve as a director due to his experience and networking relationships in the real estate industry, along with his experience in acquiring and financing real estate properties.

Stephen Spinola is one of our independent directors and is a member of our audit committee. Since September 2017, Mr. Spinola has served as a member of the Board of Directors of Lightstone REIT V. Since 1986, Mr. Spinola has been the President of the Real Estate Board of New York (“REBNY”), and as of July 1, 2015 serves as President Emeritus. Prior to becoming REBNY’s President, Mr. Spinola served as President of the New York City Public Development Corporation (now known as the New York City Economic Development Corporation). Mr. Spinola holds a Bachelor of Arts degree from the City College of New York with a concentration in political science and government. Mr. Spinola has been selected to serve as an independent director due to his extensive experience in the real estate industry.

Michael J. DeMarco is one of our independent directors and the Chairman of our Audit Committee. From April 2017 to July 2020, Mr. DeMarco served as chief executive officer of Mack-Cali Realty Corporation (“Mack-Cali”). From June 2015 to April 2017, Mr. DeMarco served as president and chief operating officer of Mack-Cali. From 2013 to June 2015, Mr. DeMarco served as the chief investment officer of CCRE, a non-bank finance company and one of the largest originators of CMBS. Mr. DeMarco previously served as an executive vice president at Vornado Realty Trust from 2020 to 2013, as a managing director at Fortress Investment Group from 2007 to 2020, and as a senior managing director at Lehman Brothers from 1993 to 2007. Mr. DeMarco also held senior positions at Credit Suisse First Boston and Arthur Andersen LLP. Mr. DeMarco also is a member of the board of trustees of Saint Peter’s Preparatory School, as well as a member of the Urban Land Institute and the International Council of Shopping Centers. Since June 2015, Mr. DeMarco has served as a member of the board of trustees of Pennsylvania Real Estate Investment Trust, a publicly traded REIT (NYSE: PEI). He received a Bachelor of Business Administration in accounting with a minor in history from Pace University, as well as a Master of Business Administration in finance from the University of Chicago. He is a certified public accountant. Mr. DeMarco has been selected to serve as an independent director due to his extensive experience in the real estate industry and finance.

Executive Officers:

The following table presents certain information as of March 15, 2022 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held
David Lichtenstein	61	Chief Executive Officer and Chairman of the Board of Directors
Mitchell Hochberg	69	President and Chief Operating Officer
Joseph Teichman	48	General Counsel and Secretary
Seth Molod	58	Chief Financial Officer and Treasurer

David Lichtenstein for biographical information about Mr. Lichtenstein, see “Management — Directors.”

Mitchell Hochberg is our President and Chief Operating Officer and also serves as President and Chief Operating Officer of Lightstone REIT I, Lightstone REIT II and Lightstone REIT III and their respective advisors. Mr. Hochberg also serves as the President and Chief Operating Officer of our sponsor and our advisor. From October 2014 to the present, Mr. Hochberg has served as President of Lightstone Enterprises. Mr. Hochberg was appointed Chief Executive Officer of Behringer Harvard Opportunity REIT I, Inc. and Lightstone REIT V effective as of September 28, 2017, and on August 31, 2021, was appointed Chairman of the Board of Directors of Lightstone REIT V. Prior to joining The Lightstone Group in August 2012, Mr. Hochberg served as principal of Madden Real Estate Ventures from 2007 to August 2012 when it combined with our sponsor. Mr. Hochberg held the position of President and Chief Operating Officer of Ian Schrager Company, a developer and manager of innovative luxury hotels and residential projects in the United States from early 2006 to early 2007 and prior to that Mr. Hochberg founded Spectrum Communities, a developer of luxury neighborhoods in the northeast of the United States, in 1985 where for 20 years he served as its President and Chief Executive Officer. Mr. Hochberg served on the board of directors of Belmond Ltd from 2009 to April 2019. Additionally, through October 2014, Mr. Hochberg served on the board of directors and as Chairman of the board of directors of Orleans Homebuilders, Inc. Mr. Hochberg received his law degree as a Harlan Fiske Stone Scholar from Columbia University School of Law and graduated magna cum laude from New York University College of Business and Public Administration with a Bachelor of Science degree in accounting and finance.

Joseph E. Teichman is our General Counsel and Secretary and also serves as General Counsel of Lightstone REIT I, Lightstone REIT II and Lightstone REIT III and their respective advisors. Mr. Teichman also serves as Executive Vice President and General Counsel of our sponsor and as General Counsel of our advisor. From October 2014 to the present, Mr. Teichman has served as Secretary and a Director of Lightstone Enterprises. Prior to joining The Lightstone Group in January 2007, Mr. Teichman practiced law at the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP in New York, NY from September 2001 to January 2007. Mr. Teichman earned a J.D. from the University of Pennsylvania Law School and a B.A. from Beth Medrash Govoha, Lakewood, New Jersey. Mr. Teichman is licensed to practice law in New York and New Jersey. Mr. Teichman is also a member of the Board of Directors of Yeshiva Orchos Chaim, Lakewood, New Jersey and was appointed to the Ocean County College Board of Trustees in February 2016.

Seth Molod is our Chief Financial Officer and Treasurer and also serves as the Chief Financial Officer and Treasurer of Lightstone REIT I, Lightstone REIT II, Lightstone REIT III and Lightstone REIT V. Mr. Molod also serves as the Executive Vice President and Chief Financial Officer of our Sponsor and as the Chief Financial Officer and Treasurer of our Advisor and the advisors of Lightstone REIT I, Lightstone REIT II, Lightstone REIT III and Lightstone REIT V. Prior to joining the Company in August 2018, Mr. Molod served as an Audit Partner, Chair of Real Estate Services and on the Executive Committee of Berdon LLP, a full service accounting, tax, financial and management advisory firm (“Berdon”). Mr. Molod joined Berdon in 1989. He has extensive experience advising some of the nation’s most prominent real estate owners, developers, managers, and investors in both commercial and residential projects. Mr. Molod has worked with many privately held real estate companies as well as institutional investors, REITs, and other public companies. Mr. Molod is a licensed certified public accountant in New Jersey and New York and a member of the American Institute of Certified Public Accountants. Mr. Molod holds a Bachelor of Business Administration degree in Accounting from Muhlenberg College.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission (“SEC”). Officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2021, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2020.

Information Regarding Audit Committee

Our Board established an audit committee in September 2014. The charter of audit committee is available at www.lightstonecapitalmarkets.com/sec-filings or in print to any stockholder who requests it c/o Lightstone Value Plus REIT IV, Inc., 1985 Cedar Bridge Avenue, Lakewood, NJ 08701. Our audit committee consists of Steven Spinola and Michael J. DeMarco each of whom is “independent” within the meaning of the NYSE listing standards. The Board determined that Mr. DeMarco is qualified as an audit committee financial expert as defined in Item 401 (h) of Regulation S-K. For more information regarding the relevant professional experience of Messrs. Spinola and DeMarco see “Directors.”

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found at www.lightstonecapitalmarkets.com/sec-filings

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

Our officers will not receive any cash compensation from us for their services as our officers. Additionally, our officers are officers of one or more of our related parties and are compensated by those entities (including our sponsor), in part, for their services rendered to us. From our inception through December 31, 2021, the Company has not compensated the officers.

Compensation of Board of Directors

We pay our independent directors an aggregate annual fee of $40,000 (payable in quarterly installments) and are responsible for reimbursement of their out-of-pocket expenses, as incurred. We also pay our audit committee chair an additional aggregate annual fee of $10,000 (payable in quarterly installments).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 15, 2022 concerning each of our directors and executive officers serving in such capacities:

Name and Address of Beneficial Owner	Number of Shares of Common Stock of the Lightstone Income Trust Beneficially Owned	Percent of All Common Shares of the Lightstone Income Trust
David Lichtenstein (1)	242,222	2.89%
Steven Spinola	-	-
Michael J. DeMarco	-	-
Mitchell Hochberg	-	-
Seth Molod	-	-
Joseph Teichman	-	-
Our directors and executive officers as a group (6 persons)	242,222	2.89%

(1)	Includes 20,000 shares owned by our Advisor and 222,222 shares owned by an entity 100% owned by David Lichtenstein. Our Advisor is majority owned and controlled by David Lichtenstein. The beneficial owner’s business address is 1985 Cedar Bridge Avenue, Lakewood, New Jersey 08701.

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

The following table represents the fees incurred associated with the payments to the Advisor for the period indicated:

	For the Years Ended December 31,
	2021	2020
Development fee and cost reimbursement (1)	$1,722,882	$304,366
Asset management fees (general and administrative costs)	-	77,313
Total	$1,722,882	$381,679

(1)	Development fees and the reimbursement of development-related costs that the Williamsburg Moxy Joint Venture pays to the Advisor and its affiliates are capitalized and included in the carrying value of the investment in the Williamsburg Moxy Hotel, which is classified as construction in progress on the consolidated balance sheets.

Sponsor

On March 18, 2016, we entered into a subordinated unsecured loan agreement (the “Subordinated Agreement”) with the Sponsor, pursuant to which the Sponsor made aggregate principal advances of $12.6 million through March 31, 2017 (the termination date of the Offering). The outstanding principal advances bear interest at a rate of 1.48%, but no interest or principal is due or payable to the Sponsor until holders of our Common Shares have received liquidation distributions equal to their respective net investments (defined as $10.00 per Common Share) plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments.

Distributions in connection with our liquidation will initially be made to holders of our Common Shares until holders of our Common Shares have received liquidation distributions equal to their respective net investments plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments. Thereafter, only if additional liquidating distributions are available, we will be obligated to repay the outstanding principal advances and related accrued interest to the Sponsor, as described in the Subordinated Agreement. In the event that additional liquidating distributions are available after we repay the holders of our Common Shares their respective net investments plus their 8% return on investment and then the outstanding principal advances under the Subordinated Agreement and accrued interest to the Sponsor, such additional distributions will be paid to holders of our Common Shares and the Sponsor: 85.0% of the aggregate amount will be payable to holders of our Common Shares and the remaining 15.0% will be payable to the Sponsor.

The principal advances and the related interest are subordinate to all of our obligations as well as to the holders of our Common Shares in an amount equal to the shareholder’s net investment plus a cumulative, pre-tax, non-compounded annual return of 8.0% and only potentially payable in the event of our liquidation.

In connection with the termination of the Offering, on March 31, 2017, we and the Sponsor simultaneously terminated the Subordinated Agreement. As a result of the termination, the Sponsor is no longer obligated to make any additional principal advances to us. Interest will continue to accrue on the outstanding principal advances and repayment, if any, of the principal advances and related accrued interest will be made according to the terms of the Subordinated Agreement disclosed above.

As of both December 31, 2021 and 2020, an aggregate of approximately $12.6 million of principal advances have been funded, which along with the related accrued interest of $1,006,633 and $819,679, respectively, are classified as Subordinated Advances – Related Party, a liability on the consolidated balance sheets. During both of the years ended December 31, 2021 and 2020, the Company accrued $186,954 of interest expense, on the principal advances.

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

On August 5, 2021, we formed the Williamsburg Moxy Hotel Joint Venture with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of our membership interest in the Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to the initial acquisition, Lightstone REIT III made additional capital contributions to the Williamsburg Moxy Hotel Joint Venture of $4.3 million through December 31, 2021.

As a result, we and Lightstone REIT III have 75% and 25% membership interests, respectively, in the Williamsburg Moxy Hotel Joint Venture. Additionally, we are the managing member of the Williamsburg Moxy Hotel Joint Venture and Lightstone REIT III has consent rights with respect to all major decisions.

We determined that the Williamsburg Moxy Hotel Joint Venture is a VIE and we are the primary beneficiary. As we are the member most closely associated with the Williamsburg Moxy Hotel Joint Venture and therefore have the power to direct the activities of the Williamsburg Moxy Hotel Joint Venture that most significantly impact its performance, we consolidate the operating results and financial condition of the Williamsburg Moxy Hotel Joint Venture and account for the ownership interest of Lightstone REIT III as noncontrolling interests. Contributions are allocated in accordance with each investor’s ownership percentage. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage.

On August 4, 2021, the Williamsburg Joint Venture entered into a development agreement (the “Development Agreement”) with an affiliate of the Advisor (the “Williamsburg Moxy Developer”) pursuant to which the Williamsburg Moxy Developer will be paid a development fee equal to 3% of hard and soft costs, as defined in the Development Agreement, incurred in connection with the development and construction of the Williamsburg Moxy Hotel (see Note 6). Additionally, on August 5, 2021, the Williamsburg Moxy Joint Venture obtained construction financing for the Williamsburg Moxy Hotel as discussed below. The Williamsburg Moxy Hotel is currently under construction and expected to open during the fourth quarter of 2022.

As of December 31, 2021, the Williamsburg Moxy Hotel Joint Venture incurred and capitalized to construction in progress an aggregate of $73.0 million (including capitalized interest of $3.2 million) consisting of acquisition and other costs attributable to the development of the Williamsburg Moxy Hotel. During the years ended December 31, 2021 and 2020, we capitalized interest of approximately $1.7 million and $1.0 million, respectively, in connection with the development of the Williamsburg Moxy Hotel.

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility for up to $77.0 million (the “Moxy Construction Loan”) scheduled to mature on February 5, 2024, with two, six-month extension options, subject to the satisfaction of certain conditions. The Moxy Construction Loan bears interest at LIBOR plus 9.00%, subject to a 9.50% floor, with monthly interest-only payments based on a rate of 7.50% with the accrued and unpaid interest added to the outstanding loan balance and due at maturity. The Moxy Construction Loan is collateralized by the Williamsburg Moxy Hotel. The Williamsburg Moxy Hotel Joint Venture received initial proceeds of $16.0 million under the Moxy Construction Loan and repaid the Williamsburg Mortgage ($16.0 million) in full. As of December 31, 2021, the outstanding principal balance of the Moxy Construction Loan was $18.6 million (including $0.1 million of interest capitalized to principal) which is presented, net of deferred financing fees of $3.7 million, on the consolidated balance sheet and is classified as Mortgage Payable, net and the remaining availability under the facility was up to $58.6 million.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture has provided certain completion and carry cost guarantees. Furthermore, in connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture paid $3.7 million of loan fees and expenses and accrued $0.8 million of loan exit fees which are due at the initial maturity date and are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of December 31, 2021.

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

Our ownership interest in the 40 East End Ave. Joint Venture is a non-managing interest. Because we exert significant influence over but do not control the 40 East End Ave. Joint Venture, we account for our ownership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting. All contributions to and distributions of earnings from the 40 East End Ave. Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the 40 East End Ave. Joint Venture are made to the members pursuant to the terms of its operating agreement. We commenced recording our allocated portion of earnings and cash distributions, if any, from the 40 East End Ave. Joint Venture beginning as of March 31, 2017 with respect to our membership interest of approximately 33.3% in the 40 East End Ave. Joint Venture. Additionally, Lightstone Value Plus REIT I, Inc.(“Lightstone REIT I”), a real estate investment trust also sponsored by our Sponsor, made $30.0 million of preferred equity contributions (the “Preferred Contributions”) to a subsidiary of the 40 East End Ave. Joint Venture, pursuant to an instrument that entitles Lightstone REIT I to monthly preferred distributions at a rate of 12% per annum. No distributions may be paid to the members until the Preferred Contributions are redeemed in full.

The 40 East End Ave. Joint Venture, through affiliates, owns the 40 East End Avenue Project, a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final TCO in March 2020 and through December 31, 2021, 15 condominium units have been sold.

On December 19, 2019, the 40 East End Ave. Joint Venture obtained financing (the “Condo Loan”) from a financial institution of $95.2 million, of which $90.2 million was initially funded at closing and the remaining $5.0 million was subsequently advanced in April 2020. The Condo Loan, which was previously scheduled to mature on December 19, 2021, bears interest at LIBOR plus 2.45%, which is payable monthly, and requires principal payments to be made at certain prescribed amounts from proceeds from the sales of condominium units with any remaining outstanding balance due in full at maturity.

On December 30, 2021, the 40 East End Ave. Joint Venture and the financial institution amended the Condo Loan providing for an extension of the maturity date to December 20, 2022 and revisions to the timing and amounts of required principal payments to be made from proceeds from the sale of condominium units. Pursuant to the amended terms of the Condo Loan, the 40 East End Ave. Joint Venture will be required to make a principal paydown on May 20, 2022, if the then outstanding principal balance of the Condo Loan has not been paid down to at least $26.5 million as of that date, with any remaining outstanding balance due in full at maturity. As of December 31, 2021, the Condo Loan had an outstanding principal balance of $36.5 million. Based on the outstanding balance of the Condo Loan as of December 31, 2021 and assuming no additional condominium units are sold through May 20, 2022, our share of the required principal paydown would be $3.3 million.

As discussed above, the Condo Loan is currently scheduled to mature on December 20, 2022. If the Condo Loan has not been repaid in full before its maturity date, the 40 East End Ave. Joint Venture intends to seek a further extension to the maturity date. However, there can be no assurance that the 40 East End Ave. Joint Venture will be successful in such endeavors.

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

In connection with the closing of the Condo Loan, the 40 East End Ave. Joint Venture used a portion of the initial loan proceeds to (i) fully repay an aggregate of $80.5 million of principal and interest under a construction loan and (ii) redeem $9.5 million of Lightstone REIT I’s Preferred Contributions. The 40 East End Ave. Joint Venture subsequently redeemed an additional $3.5 million and $11.0 million of Preferred Contributions on December 26, 2019 and February 13, 2020, respectively, reducing Lightstone REIT I’s Preferred Contributions to $6.0 million, which remains outstanding as of December 31, 2021.

Subsequent to our acquisition through December 31, 2021, we have made an aggregate of $5.9 million of additional capital contributions to the 40 East End Ave. Joint Venture, of which $0.2 million were made during the year ended December 31, 2021.

Because proceeds from sales of condominium units must first be used to fully pay-down the Condo Loan and thereafter to redeem Lightstone REIT I’s remaining Preferred Contributions, we do not expect to receive any distributions from the 40 East End Ave. Joint Venture over the next 12 months.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

Our independent public accounting firm is EisnerAmper, LLP, Iselin, New Jersey, Auditor Firm ID 274.

Audit and Non-Audit Fees

The following table presents the aggregate fees billed to us for the years presented by our principal accounting firm:

	Year ended December 31, 2021	Year ended December 31, 2020
Audit Fees (a)	$118,000	$128,725
Tax Fees (b)	62,400	28,365
Total Fees	$180,400	$157,090

(a)	Fees for audit services consisted of the audit of the Company’s annual financial statements and interim reviews, including services normally provided in connection with statutory and regulatory filings and including registration statements and consents.
(b)	Fees for tax services.

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus REIT IV, Inc.:

We have reviewed and discussed with management Lightstone Value Plus REIT IV, Inc.’s audited financial statements as of and for the year ended December 31, 2021.

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

Based on the reviews and discussions referred to above, we recommend to the board of directors that the financial statements referred to above be included in Lightstone Value Plus REIT IV, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021.

Audit Committee

Steven Spinola

Michael J. DeMarco

INDEPENDENT DIRECTORS’ REPORT

To the Stockholders of Lightstone Value Plus REIT IV, Inc.:

We have reviewed the Company’s policies and determined that they are in the best interest of the Company’s stockholders. Set forth below is a discussion of the basis for that determination.

General

The Company’s strategy is to originate, acquire and manage a diverse portfolio of real estate or real estate-related investments located primarily in the United States. A substantial portion of its investments currently are related-party investments located in relatively large metropolitan areas. The Company generally has sought to create a portfolio of investments that either generate or are expected to generate attractive cash flow for distributions. However, the Company has and still may target capital appreciation from its investments.

The Company has not established any limits on the percentage of its portfolio that may be comprised of various categories of assets which present differing levels of risk. The allocation of the Company’s assets under management is dependent, in part, upon the then-current commercial real estate market, the investment opportunities it presents and available financing, if any, as well as other micro and macro market conditions.

The Company has and intends to continue to seek opportunities to invest in real estate and real estate-related investments. The Company’s real estate investments may include operating properties and development projects and its real estate-related investments may include mezzanine loans, mortgage loans, bridge loans and preferred equity interests, with a focus on development-related investments, including those intended to finance development or redevelopment opportunities. The Company may also invest in debt and derivative securities related to real estate assets. A portion of the Company’s investments by value may be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly, owned by, the Company’s sponsor, its affiliates or other real estate investment programs sponsored by it. Although the Company expects that most of its investments will be of these various types, it may make other investments. In fact, it may invest in whatever types of investments that it believes are in its best interests.

The Company has and expects to continue to focus its acquisition and origination activity on real estate properties and real estate-related investments located in the United States, including certain related-party investments generally conducted through joint venture arrangements. The Company sometimes refers to the foregoing types of investments as its targeted investments. The Company expects to target investments that generally will offer predictable current cash flow and/or attractive risk-adjusted returns based on the underwriting criteria established and employed by its advisor, which may include the anticipated leverage point, market and economic conditions, the location and quality of the underlying collateral and the borrower’s exit or refinancing plan. The Company’s ability to continue to execute its investment strategy may be enhanced through access to the sponsor’s extensive experience in both financing and developing real estate projects as well as in buying assets in the open market from third-parties. The Company has and will continue to seek to build a portfolio that may include some of or all the following investment characteristics: (a) provides current income; (b) is secured by high-quality commercial real estate; (c) includes subordinate capital investments by strong sponsors that support its investments and provide downside protection; and (d) possesses strong structural features that maximize repayment potential, such as a clear exit or refinancing plan by the borrower.

The Company has and intends to also continue to seek to invest in real estate-related loans and debt securities both by directly originating them and by purchasing them from third-party sellers. Although the Company generally prefers the benefits of direct origination, situations may arise to purchase real estate-related loans and debt securities, possibly at discounts to par, which compensate for the lack of control or structural enhancements typically associated with directly structured investments.

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

The Company currently intends to hold each investment it acquires, develops or originates until its investment objectives are met or it is likely they will not be met. The determination of whether an investment will be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, specific real estate market conditions, tax implications for the Company’s stockholders and other factors. The requirements for qualification as a REIT also will put some limits on the Company’s ability to sell investments after short holding periods. However, in accordance with the Company’s investment objective of realizing growth in the value of its investments, the Company may sell a particular investment when, in the judgment of its advisor and its board of directors, selling the investment is in the Company’s best interest. The determination of when a particular investment should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, whether the value of the investment is anticipated to decline substantially, whether the Company could apply the proceeds from the sale of the investment to make other investments consistent with its investment objectives, whether disposition of the investment would allow the Company to increase cash flow, and whether the sale of the investment would constitute a prohibited transaction under the Code or otherwise impact the Company’s status as a REIT. The Company’s ability to dispose of an investment during the first few years following its acquisition is restricted to a substantial extent as a result of its REIT status. Under applicable provisions of the Code regarding prohibited transactions by REITs, a REIT that sells an asset other than foreclosure property that is deemed to be inventory or property held primarily for sale in the ordinary course of business is deemed a “dealer” and subject to a 100% penalty tax on the net income from any such transaction. As a result, the Company’s board of directors will attempt to structure any disposition of the Company’s investments to avoid this penalty tax through reliance on safe harbors available under the Code for assets held at least two years or through the use of a TRS.

When the Company determines to sell a particular investment, it will seek to achieve a selling price that maximizes the capital appreciation for investors based on then-current market conditions. The Company cannot assure its investors that this objective will be realized.

Independent Directors

Steven Spinola

Michael J. DeMarco

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

LIGHTSTONE VALUE PLUS REIT IV, INC.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2021

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, as part of this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT NO.	DESCRIPTION
1.1(2)	Amended and Restated Dealer Manager Agreement by and between Lightstone Value Plus REIT IV, Inc. and Orchard Securities, LLC
1.2(4)	Form of Soliciting Dealer Agreement
3.1(5)	Amended and Restated Bylaws of Lightstone Value Plus REIT IV, Inc.
3.2(5)	Articles of Amendment and Restatement of Lightstone Value Plus REIT IV, Inc.
4.1(1)	Distribution Reinvestment Program, included as Appendix C to prospectus
4.2(6)	Description of Registrant’s Securities
5.1(1)	Opinion of Venable LLP re legality
10.1(3)	Advisory Agreement, dated as of March 4, 2015, by and between Lightstone Value Plus REIT IV, Inc. and Lightstone Real Estate Income LLC
21*	Subsidiaries of the Registrant.
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus REIT IV, Inc. on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 23, 2022, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statements.

*	As filed herewith

(1)	Previously filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (Reg. No. 333-200464) filed with the SEC on February 12, 2015.
(2)	Previously filed as an exhibit to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on January 12, 2017.
(3)	Previously filed as an exhibit to the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 15, 2016.
(4)	Previously filed as an exhibit to the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 28, 2017.
(5)	Previously filed as an exhibit to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on December 21, 2021.
(6)	Previously filed as an exhibit to the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 19, 2021.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT IV, INC.

Date: March 23, 2022	By:	/s/ David Lichtenstein
David Lichtenstein
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board of Directors	March 23, 2022
David Lichtenstein	(Principal Executive Officer)

/s/ Seth Molod	Chief Financial Officer and Treasurer	March 23, 2022
Seth Molod	(Principal Financial Officer and Principal Accounting Officer)

/s/ Steven Spinola	Director	March 23, 2022
Steven Spinola

/s/ Michael J. DeMarco	Director	March 23, 2022
Michael J. DeMarco