Form 10-Q
period 2022-03-31
Lightstone Value Plus REIT IV, Inc.
filed 2022-05-09
CIK 1619312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 5, 2022, there were 8.5 million outstanding shares of common stock of Lightstone Value Plus REIT IV, Inc.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets

Investment property:
Construction in progress	$83,798,972	$72,999,787
Investment in unconsolidated affiliated real estate entity	10,719,698	10,793,084
Cash and cash equivalents	11,418,478	11,955,515
Restricted cash and other assets	878,098	440,855
Total Assets	$106,815,246	$96,189,241

Liabilities and Stockholders’ Equity

Mortgage payable, net	$26,208,736	$14,843,736
Accounts payable, accrued expenses and other liabilities	9,733,803	9,895,523
Subordinated advances - related party	13,684,744	13,638,646
Total Liabilities	49,627,283	38,377,905

Commitments and Contingencies

Stockholders’ Equity:

Company’s Stockholders’ Equity:

Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 8.5 million shares issued and outstanding	84,523	84,777
Additional paid-in-capital	70,942,083	71,157,978
Accumulated deficit	(26,161,846)	(25,651,846)
Total Company’s Stockholders’ Equity	44,864,760	45,590,909
Noncontrolling interests	12,323,203	12,220,427
Total Stockholders’ Equity	57,187,963	57,811,336
Total Liabilities and Stockholders’ Equity	$106,815,246	$96,189,241

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2022	2021

Loss:
Investment income	$-	$11,683
Loss from investment in unconsolidated affiliated real estate entity	(264,042)	(458,248)

Total loss	(264,042)	(446,565)

Expenses:
General and administrative costs	215,354	158,094
Interest expense	46,098	46,098

Total expenses	261,452	204,192

Net loss	(525,494)	(650,757)

Less: net loss attributable to noncontrolling interests	15,494	-

Net loss attributable to Company’s common shares	$(510,000)	$(650,757)

Net loss per common share, basic and diluted	$(0.06)	$(0.08)

Weighted average number of common shares outstanding, basic and diluted	8,459,314	8,537,424

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

			Additional
	Common		Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
BALANCE, December 31, 2020	8,537,424	$85,374	$71,665,213	$(22,542,114)	$49,208,473

Net loss	-	-	-	(650,757)	(650,757)

BALANCE, March 31, 2021	8,537,424	$85,374	$71,665,213	$(23,192,871)	$48,557,716

			Additional
	Common		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity
BALANCE, December 31, 2021	8,477,679	$84,777	$71,157,978	$(25,651,846)	$12,220,427	$57,811,336

Net loss	-	-	-	(510,000)	(15,494)	(525,494)
Contributions of noncontrolling interests	-	-	-	-	118,270	118,270
Redemption and cancellation of common stock	(25,429)	(254)	(215,895)	-	-	(216,149)

BALANCE, March 31, 2022	8,452,250	$84,523	$70,942,083	$(26,161,846)	$12,323,203	$57,187,963

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(525,494)	$(650,757)
Adjustments to reconcile net loss to cash used in operating activities:
Loss from investment in unconsolidated affiliated real estate entity	264,042	458,248
Changes in assets and liabilities:
Increase in other assets	(304,946)	(143,499)
Increase in accounts payable, accrued expenses and other liabilities	390,890	288,417
Increase in accrued interest on subordinated advances - related party	46,098	46,098

Cash used in operating activities	(129,410)	(1,493)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(10,775,241)	(3,193,979)
Investment in unconsolidated affiliated real estate entity	(190,657)	-

Cash used in investing activities	(10,965,898)	(3,193,979)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	10,788,447	-
Payment of loan fees and expenses	-	(40,000)
Contributions of noncontrolling interests	118,270	-
Redemption and cancellation of common stock	(216,149)	-
Distributions paid to Company’s common stockholders	-	(3,151,447)

Cash provided by/(used in) financing activities	10,690,568	(3,191,447)

Net change in cash, cash equivalents and restricted cash	(404,740)	(6,386,919)
Cash, cash equivalents and restricted cash, beginning of year	12,197,119	31,490,826
Cash, cash equivalents and restricted cash, end of period	$11,792,379	$25,103,907

Supplemental disclosure of cash flow information:
Non-cash purchase of investment property	$7,884,573	$1,393,404
Unpaid interest accrued and capitalized as mortgage payable and construction in progress	$130,560	$-
Amortization of deferred financing costs included in construction in progress	$445,994	$13,333

The following is a summary of the Company’s cash, cash equivalents and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$11,418,478	$24,894,561
Restricted cash	373,901	209,346
Total cash, cash equivalents and restricted cash	$11,792,379	$25,103,907

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

The Company currently has one operating segment. As of March 31, 2022, the Company majority owned and consolidated the operating results of a joint venture (the “Williamsburg Moxy Hotel Joint Venture”), in which it has a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). The Company accounts for its unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

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

The consolidated balance sheet as of December 31, 2021 included herein has been derived from the consolidated balance sheet included in the Company’s Annual Report on Form 10-K.

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

The carrying amount of the mortgage payable approximates fair value because its interest rate is variable and reflective of market rates.

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

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(unaudited)

To-date, the COVID-19 pandemic has not had any significant impact on the Company’s 210-room branded hotel (the “Williamsburg Moxy Hotel”) development project, which is currently under construction and expected to open during the fourth quarter of 2022. The Company’s other investment is its approximately 33.3% membership interest in the 40 East End Ave. Joint Venture, which substantially completed the development and construction of a 29-unit luxury residential condominium project (the “40 East End Avenue Project”) located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City in March 2020, which was at the onset of the COVID-19 pandemic. Thereafter, the pace of condominium unit sales has been impacted by the ongoing COVID-19 pandemic and through March 31, 2022, 16 of the condominium units had been sold. Additionally, because of the pace of condominium sales, the 40 East End Joint Venture has obtained an amendment, including an extension of the maturity date, to the loan secured by the remaining unsold condominium units. See Note 4 for additional information.

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

On July 17, 2019, the Company, through its then wholly owned subsidiary, Bedford Avenue Holdings LLC acquired four adjacent parcels of land located at 353-361 Bedford Avenue in Brooklyn, New York (collectively, the “Williamsburg Land”), from unaffiliated third parties, for an aggregate purchase price of approximately $30.4 million, excluding closing and other acquisition related costs, on which it is developing and constructing the Williamsburg Moxy Hotel.

Williamsburg Moxy Joint Venture

On August 5, 2021, the Company formed the Williamsburg Moxy Hotel Joint Venture with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of the Company’s membership interest in the Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to the initial acquisition, Lightstone REIT III made additional capital contributions to the Williamsburg Moxy Hotel Joint Venture of $4.4 million through March 31, 2022, including $0.1 million made during the three months ended March 31, 2022.

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

On August 4, 2021, the Williamsburg Joint Venture entered into a development agreement (the “Development Agreement”) with an affiliate of the Advisor (the “Williamsburg Moxy Developer”) pursuant to which the Williamsburg Moxy Developer is being paid a development fee equal to 3% of hard and soft costs, as defined in the Development Agreement, incurred in connection with the development and construction of the Williamsburg Moxy Hotel (see Note 6 for additional information). Additionally on August 5, 2021, the Williamsburg Moxy Joint Venture obtained construction financing for the Williamsburg Moxy Hotel as discussed below. The Williamsburg Moxy Hotel is under currently under construction and expected to open during the fourth quarter of 2022.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(unaudited)

As of March 31, 2022, the Williamsburg Moxy Hotel Joint Venture incurred and capitalized to construction in progress an aggregate of $83.8 million (including capitalized interest of $4.3 million) consisting of acquisition and other costs attributable to the development of the Williamsburg Moxy Hotel. During the three months ended March 31, 2022 and 2021, the Company capitalized interest of $1.1 million and $0.1 million, respectively, in connection with the development of the Williamsburg Moxy Hotel.

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility for up to $77.0 million (the “Moxy Construction Loan”) scheduled to mature on February 5, 2024,  with two, six-month extension options, subject to the satisfaction of certain conditions. The Moxy Construction Loan bears interest at LIBOR plus 9.00%, subject to a 9.50% floor, with monthly interest-only payments based on a rate of 7.50% with the accrued and unpaid interest added to the outstanding loan balance and due at maturity. The Moxy Construction Loan is collateralized by the Williamsburg Moxy Hotel. As of March 31, 2022 and December 31, 2021, the outstanding principal balance of the Moxy Construction Loan was $29.5 million (including $0.3 million of interest capitalized to principal) which is presented, net of deferred financing fees of $3.3 million and $18.6 million (including $0.1 million of interest capitalized to principal) which is presented, net of deferred financing fees of $3.7 million, respectively, on the consolidated balance sheets and is classified as mortgage payable, net. As of March 31, 2022, the remaining availability under the facility was up to $47.8 million.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture has provided certain completion and carry cost guarantees. Furthermore, in connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture paid $3.7 million of loan fees and expenses and accrued $0.8 million of loan exit fees which are due at the initial maturity date and are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of both March 31, 2022 and December 31, 2021.

4.	Investment in Unconsolidated Affiliated Real Estate Entity

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

The 40 East End Ave. Joint Venture, through affiliates, owns the 40 East End Avenue Project, a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final TCO in March 2020 and through March 31, 2022, 16 of the condominium units have been sold.

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

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(unaudited)

On December 30, 2021, the 40 East End Ave. Joint Venture and the financial institution amended the Condo Loan providing for an extension of the maturity date to December 20, 2022 and revisions to the timing and amounts of required principal payments to be made from proceeds from the sale of condominium units. Pursuant to the amended terms of the Condo Loan, the 40 East End Ave. Joint Venture would have been required to make a principal paydown on May 20, 2022, if the then outstanding principal balance of the Condo Loan has not been paid down to at least $26.5 million as of that date, with any remaining outstanding balance due in full at maturity. As of March 31, 2022, the Condo Loan had an outstanding principal balance of $32.0 million. During April 2022, two additional condominium units were sold and aggregate proceeds of $8.9 million were used to make principal paydowns on the Condo Loan reducing its outstanding balance to $23.1 million.

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

In connection with the closing of the Condo Loan, the 40 East End Ave. Joint Venture used a portion of the initial loan proceeds to (i) fully repay an aggregate of $80.5 million of principal and interest under a construction loan and (ii) redeem $9.5 million of Lightstone REIT I’s Preferred Contributions. The 40 East End Ave. Joint Venture subsequently redeemed an additional $3.5 million and $11.0 million of Preferred Contributions on December 26, 2019 and February 13, 2020, respectively, reducing Lightstone REIT I’s Preferred Contributions to $6.0 million, which remains outstanding as of March 31, 2022.

Subsequent to the Company’s acquisition through March 31, 2022, it has made an aggregate of $6.1 million of additional capital contributions to the 40 East End Ave. Joint Venture, of which $0.2 million was made during the three months ended March 31, 2022.

The 40 East End Ave. Joint Venture Financial Information

The following table represents the condensed income statements for the 40 East End Ave. Joint Venture:

(amounts in thousands)	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021

Revenues	$4,794	$10,507

Cost of goods sold	4,660	10,279
Impairment of real estate inventory	112	-
Other expenses	387	642
Operating loss	(365)	(414)

Interest expense and other, net	(428)	(962)
Net loss	$(793)	$(1,376)
Company’s share of net loss (33.3%)	$(264)	$(458)

The following table represents the condensed balance sheets for the 40 East End Ave. Joint Venture:

	As of	As of
(amounts in thousands)	March 31, 2022	December 31, 2021

Real estate inventory	$69,717	$74,481
Cash and restricted cash	807	767
Other assets	284	436
Total assets	$70,808	$75,684

Mortgage payable, net	$31,971	$36,391
Other liabilities	709	972
Members’ capital	38,128	38,321
Total liabilities and members’ capital	$70,808	$75,684

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(unaudited)

5.	Stockholders’ Equity

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

Effective May 10, 2021, the Board of Directors reopened the share repurchase program for redemptions submitted in connection with a stockholder’s death or hardship and set the price for all such purchases at the Company’s estimated net asset value per share, as determined by the Company’s board of directors and reported by the Company from time to time.

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

For the three months ended March 31, 2022, the Company repurchased 25,429 Common Shares at an average price per share of $8.50 per share.

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

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(unaudited)

Development fees and the reimbursement of development-related costs that the Williamsburg Moxy Joint Venture pays to the Advisor and its affiliates are capitalized and included in the carrying value of the investment in the Williamsburg Moxy Hotel, which is classified as construction in progress on the consolidated balance sheets. During the three months ended March 31, 2022 and 2021, the Company incurred development fees and reimbursed development-related costs totaling $0.4 million and $0.1 million, respectively. See Note 3 for additional information.

As of December 31, 2021, the Company owed the Advisor and its affiliated entities $0.3 million, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. Additionally, as of March 31, 2022 the Advisor and its affiliated entities owed the Company $49,413, which was included in restricted cash and other assets on the consolidated balance sheets.

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

As of both March 31, 2022 and December 31, 2021, an aggregate of approximately $12.6 million of Subordinated Advances had been funded, which along with the related accrued interest of $1.1 million and $1.0 million, respectively, are classified as Subordinated Advances – Related Party, a liability on the consolidated balance sheets. During both the three months ended March 31, 2022 and 2021, the Company accrued $46,098 of interest on the Subordinated Advances.

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

Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and market conditions, competition, tenant or joint venture partner(s) bankruptcies, our lack of operating history, the availability of cash flows from operations to pay distributions, changes in governmental, tax, real estate and zoning laws and regulations, financing and development risks, construction delays, cost overruns, the level and volatility of interest rates, the effect of the phase-out of the London Interbank Offered Rate, or LIBOR, as a variable rate debt benchmark and the transition to a different benchmark interest rate, our failure to make additional investments in real estate properties, restrictions in current financing arrangements, insurance, taxes and other property expenses, our failure to continue to qualify as a real estate investment trust (“REIT”), the failure to refinance debt at favorable terms and conditions, an increase in impairment charges, loss of key personnel, failure to achieve earnings/funds from operations targets or estimates, conflicts of interest with the Advisor and the Sponsor and their affiliates, failure of joint venture relationships, significant costs related to environmental issues and uncertainties regarding the impact of the current COVID-19 pandemic, and restrictions intended to prevent its spread on our business and the economy generally, as well as other risks listed from time to time in this Form 10-Q, our Form 10-K and in our other reports filed with the SEC.

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

We currently have one operating segment. As of March 31, 2022, we majority owned and consolidated the operating results of a joint venture (the “Williamsburg Moxy Hotel Joint Venture”), in which it has a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

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

To-date, the COVID-19 pandemic has not had any significant impact on our 210-room branded hotel (the “Williamsburg Moxy Hotel”) development project, which is currently under construction and expected to open during the fourth quarter of 2022. Our other investment is our approximately 33.3% membership interest in the 40 East End Ave. Joint Venture, which substantially completed the development and construction of a 29-unit luxury residential condominium project (the “40 East End Avenue Project”) located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City in March 2020, which was at the onset of the COVID-19 pandemic. Thereafter, the pace of condominium unit sales has been impacted by the ongoing COVID-19 pandemic and through March 31, 2022, 16 of the condominium units had been sold. Additionally, because of the pace of condominium sales, the 40 East End Joint Venture has obtained an amendment, including an extension of the maturity date, to the loan secured by the remaining unsold condominium units. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

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

Current Portfolio Summary –

As of March 31, 2022, we majority owned and consolidated the operating results of the Williamsburg Moxy Hotel Joint Venture, which is currently developing and constructing the Williamsburg Moxy Hotel, a 210-room branded hotel.

As of March 31, 2022, we held an unconsolidated approximate 33.3% membership interest in the 40 East End Ave. Joint Venture, an affiliated real estate entity which owns the 40 East End Project, a luxury residential condominium project consisting of 29 units located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. We account for our unconsolidated membership interests in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2022 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The 40 East End Ave. Joint Venture, through affiliates, owns the 40 East End Avenue Project, a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final TCO in March 2020 and through March 31, 2022, 16 condominium units have been sold.

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

On August 5, 2021, we formed the Williamsburg Moxy Hotel Joint Venture with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of our membership interest in the Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to the initial acquisition, Lightstone REIT III made additional capital contributions to the Williamsburg Moxy Hotel Joint Venture of $4.4 million through March 31, 2022, including $0.1 million made during the three months ended March 31, 2022.

As a result, we and Lightstone REIT III have 75% and 25% membership interests, respectively, in the Williamsburg Moxy Hotel Joint Venture.

The operating results of these investments have been reflected in our consolidated statements of operations commencing from their respective dates of acquisition through their respective dates of disposition.

For the Three Months Ended March 31, 2022 vs. March 31, 2021

Investment income

Our investment income consisting of interest income, was zero and $11,683 for the three months ended March 31, 2022 and 2021, respectively.

Earnings from investment in unconsolidated affiliated real estate entity

Our earnings from investment in unconsolidated affiliated real estate entity are solely attributable to our ownership interest in the 40 East End Ave. Joint Venture. The earnings from our investment in the 40 East End Ave. Joint Venture were losses of $0.3 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively. We account for our investment in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

General and administrative expenses

General and administrative expenses were $0.2 million for both the three months ended March 31, 2022 and 2021.

Interest expense

Interest expense, which is attributable to the outstanding principal advances of $12.6 million included in Subordinated Advances – Related Party, was $46,098 for both the three months ended March 31, 2022 and 2021. Additionally, during the three months ended March 31, 2022 and 2021, $1.1 million and $0.1 million of interest was capitalized to construction in progress for our Williamsburg Moxy Hotel development project.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2022, we had cash and cash equivalents of $11.4 million. We currently believe that our current available cash on hand will be sufficient to satisfy our expected cash requirements primarily consisting of our anticipated operating expenses, scheduled debt service, and any necessary capital contributions for our investment in unconsolidated affiliated real estate entity and distributions to our shareholders, if any, required to maintain our qualification as a REIT for the foreseeable future. The remaining costs associated with the development and construction of the Williamsburg Moxy Hotel are expected to be funded from the availability under the construction financing. See “Williamsburg Moxy Hotel” for additional information.

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

The advisory agreement has a one-year term and is renewable for an unlimited number of successive one-year periods upon the mutual consent of the Advisor and our independent directors. Payments to the Advisor or its affiliates may include asset acquisition fees and the reimbursement of acquisition-related expenses, development fees and the reimbursement of development-related costs, financing coordination fees, asset management fees or asset management participation, and construction management fees. We may also reimburse the Advisor and its affiliates for actual expenses it incurs for administrative and other services provided for it. Upon the liquidation of our assets, we may pay the Advisor or its affiliates a disposition commission.

Development fees and the reimbursement of development-related costs that the Williamsburg Moxy Joint Venture pays to the Advisor and its affiliates are capitalized and included in the carrying value of the investment in the Williamsburg Moxy Hotel, which is classified as construction in progress on the consolidated balance sheets. During the three months ended March 31, 2022 and 2021, we incurred development fees and reimbursed development-related costs totaling $0.4 million and $0.1 million, respectively. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

As of December 31, 2021, we owed the Advisor and its affiliated entities $0.3 million, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. Additionally, as of March 31, 2022 the Advisor and its affiliated entities owed us $49,413, which is included in restricted cash and other assets on the consolidated balance sheets.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021

Cash flows used in operating activities	$(129,410)	$(1,493)
Cash flows used in investing activities	(10,965,898)	(3,193,979)
Cash flows provided by/(used in) investing activities	10,690,568	(3,191,447)
Net change in cash, cash equivalents and restricted cash	(404,740)	(6,386,919)
Cash, cash equivalents and restricted cash, beginning of the year	12,197,119	31,490,826
Cash, cash equivalents and restricted cash, end of the period	$11,792,379	$25,103,907

Operating activities

The net cash used in operating activities of $0.1 million during the three months ended March 31, 2022 consisted of our net loss of $0.5 million after adjustments for the noncash effect of our loss from our investment in unconsolidated affiliated real estate entity of $0.3 million and changes in assets and liabilities $0.1 million.

Investing activities

The cash used in investing activities of $11.0 million during the three months ended March 31, 2022 consisted primarily of $10.8 million of development and construction costs associated with the Williamsburg Moxy Hotel and capital contributions of $0.2 million made to the 40 East End Ave. Joint Venture.

Financing activities

The cash provided by financing activities of $10.7 million during the three months ended March 31, 2022 consisted primarily of proceeds from a mortgage payable of $10.8 million, contributions of $0.1 million made by Lightstone REIT III to the Williamsburg Moxy Hotel Joint Venture and redemption and cancellation of common stock of $0.2 million.

Williamsburg Moxy Hotel

On July 17, 2019, we, through our then wholly owned subsidiary, Bedford Avenue Holdings LLC acquired the Williamsburg Land, from unaffiliated third parties, for an aggregate purchase price of $30.4 million, excluding closing and other acquisition related costs, on which we are developing and constructing the Williamsburg Moxy Hotel.

Williamsburg Moxy Joint Venture

On August 5, 2021, we formed the Williamsburg Moxy Hotel Joint Venture with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of our membership interest in the Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to the initial acquisition, Lightstone REIT III made additional capital contributions to the Williamsburg Moxy Hotel Joint Venture of $4.4 million through March 31, 2022, including $0.1 million made during the three months ended March 31, 2022.

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

On August 4, 2021, the Williamsburg Joint Venture entered into a development agreement (the “Development Agreement”) with an affiliate of the Advisor (the “Williamsburg Moxy Developer”) pursuant to which the Williamsburg Moxy Developer will be paid a development fee equal to 3% of hard and soft costs, as defined in the Development Agreement, incurred in connection with the development and construction of the Williamsburg Moxy Hotel (see Note 6 of the Notes to Consolidated Financial Statements for additional information). Additionally on August 5, 2021, the Williamsburg Moxy Joint Venture obtained construction financing for the Williamsburg Moxy Hotel as discussed below. The Williamsburg Moxy Hotel is under currently under construction and expected to open during the fourth quarter of 2022.

As of March 31, 2022, the Williamsburg Moxy Hotel Joint Venture incurred and capitalized to construction in progress an aggregate of $83.8 million (including capitalized interest of $4.3 million) consisting of acquisition and other costs attributable to the development of the Williamsburg Moxy Hotel. During the three months ended March 31, 2022 and 2021, we capitalized interest of $1.1 million and $0.1 million, respectively, in connection with the development of the Williamsburg Moxy Hotel.

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility for up to $77.0 million (the “Moxy Construction Loan”) scheduled to mature on February 5, 2024,  with two, six-month extension options, subject to the satisfaction of certain conditions. The Moxy Construction Loan bears interest at LIBOR plus 9.00%, subject to a 9.50% floor, with monthly interest-only payments based on a rate of 7.50% with the accrued and unpaid interest added to the outstanding loan balance and due at maturity. The Moxy Construction Loan is collateralized by the Williamsburg Moxy Hotel. As of March 31, 2022 and December 31, 2021, the outstanding principal balance of the Moxy Construction Loan was $29.5 million (including $0.3 million of interest capitalized to principal) which is presented, net of deferred financing fees of $3.3 million and $18.6 million (including $0.1 million of interest capitalized to principal) which is presented, net of deferred financing fees of $3.7 million, respectively, on the consolidated balance sheets and is classified as mortgage payable, net. As of March 31, 2022, the remaining availability under the facility was up to $47.8 million.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture has provided certain completion and carry cost guarantees. Furthermore, in connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture paid $3.7 million of loan fees and expenses and accrued $0.8 million of loan exit fees which are due at the initial maturity date and are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of both March 31, 2022 and December 31, 2021.

40 East End Ave. Joint Venture

On March 31, 2017, we entered into the 40 East End Ave. Transaction with the 40 East End Seller, providing for us to acquire approximately 33.3% of the 40 East End Seller’s approximate 100% membership interest in the 40 East End Ave. Joint Venture for aggregate consideration of $10.3 million.

Our ownership interest in the 40 East End Ave. Joint Venture is a non-managing interest. Because we exert significant influence over but do not control the 40 East End Ave. Joint Venture, we account for our ownership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting. All contributions to and distributions of earnings from the 40 East End Ave. Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the 40 East End Ave. Joint Venture are made to the members pursuant to the terms of its operating agreement. We commenced recording our allocated portion of earnings and cash distributions, if any, from the 40 East End Ave. Joint Venture beginning as of March 31, 2017 with respect to our membership interest of approximately 33.3% in the 40 East End Ave. Joint Venture. Additionally, Lightstone Value Plus REIT I, Inc.(“Lightstone REIT I”), a REIT also sponsored by our Sponsor, made $30.0 million of preferred equity contributions (the “Preferred Contributions”) to a subsidiary of the 40 East End Ave. Joint Venture, pursuant to an instrument that entitles Lightstone REIT I to monthly preferred distributions at a rate of 12% per annum. No distributions may be paid to the members until the Preferred Contributions are redeemed in full.

The 40 East End Ave. Joint Venture, through affiliates, owns the 40 East End Avenue Project, a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final TCO in March 2020 and through March 31, 2022, 16 condominium units have been sold.

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

On December 30, 2021, the 40 East End Ave. Joint Venture and the financial institution amended the Condo Loan providing for an extension of the maturity date to December 20, 2022 and revisions to the timing and amounts of required principal payments to be made from proceeds from the sale of condominium units. Pursuant to the amended terms of the Condo Loan, the 40 East End Ave. Joint Venture would have been required to make a principal paydown on May 20, 2022, if the then outstanding principal balance of the Condo Loan has not been paid down to at least $26.5 million as of that date, with any remaining outstanding balance due in full at maturity. As of March 31, 2022, the Condo Loan had an outstanding principal balance of $32.0 million. During April 2022, two additional condominium units were sold and aggregate proceeds of $8.9 million were used to make principal paydowns on the Condo Loan reducing its outstanding balance to $23.1 million.

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

In connection with the closing of the Condo Loan, the 40 East End Ave. Joint Venture used a portion of the initial loan proceeds to (i) fully repay an aggregate of $80.5 million of principal and interest under a construction loan and (ii) redeem $9.5 million of Lightstone REIT I’s Preferred Contributions. The 40 East End Ave. Joint Venture subsequently redeemed an additional $3.5 million and $11.0 million of Preferred Contributions on December 26, 2019 and February 13, 2020, respectively, reducing Lightstone REIT I’s Preferred Contributions to $6.0 million, which remains outstanding as of March 31, 2022.

Subsequent to our acquisition through March 31, 2022, we have made an aggregate of $6.1 million of additional capital contributions to the 40 East End Ave. Joint Venture, of which $0.2 million were made during the three months ended March 31, 2022.

Because proceeds from sales of condominium units must first be used to fully pay-down the Condo Loan and thereafter to redeem Lightstone REIT I’s remaining Preferred Contributions, we currently do not expect to receive any distributions from the 40 East End Ave. Joint Venture over the next 12 months.

LIBOR

The Moxy Construction Loan and Condo Loan are both indexed to LIBOR. In late 2021, it was announced LIBOR interest rates will cease publication altogether by June 30, 2023. We have and intend continue to incorporate relatively standardized replacement rate provisions into our LIBOR-indexed debt documents, including a spread adjustment mechanism designed to equate to the current LIBOR “all in” rate. There is significant uncertainty with respect to the implementation of the phase out and what alternative indexes will be adopted which will ultimately be determined by the market as a whole. It therefore remains uncertain how such changes will be implemented and the effects such changes would have on us and the financial markets generally.

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

Effective May 10, 2021, the Board of Directors reopened the share repurchase program for redemptions submitted in connection with a stockholder’s death or hardship and set the price for all such purchases at our current estimated net asset value per share, as determined by the Company’s board of directors and reported by the Company from time to time.

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

For the three months ended March 31, 2022, the Company repurchased 25,429 Common Shares at an average price per share of $8.50 per share.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus REIT IV, Inc. on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on April 9, 2022, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT IV, INC.

Date: May 9, 2022	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2022	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)