Form 10-Q
period 2022-09-30
Lightstone Value Plus REIT IV, Inc.
filed 2022-11-14
CIK 1619312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ☐   No ☑

As of November 7, 2022, there were 8.4 million outstanding shares of common stock of Lightstone Value Plus REIT IV, Inc.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets

Investment property:
Construction in progress	$104,118,514	$72,999,787
Investment in unconsolidated affiliated real estate entity	10,653,947	10,793,084
Cash and cash equivalents	10,992,481	11,955,515
Restricted cash and other assets	1,515,053	440,855
Total Assets	$127,279,995	$96,189,241

Liabilities and Stockholders’ Equity

Mortgage payable, net	$50,625,135	$14,843,736
Accounts payable, accrued expenses and other liabilities	7,494,638	9,895,523
Subordinated advances - related party	13,778,477	13,638,646
Total Liabilities	71,898,250	38,377,905

Commitments and Contingencies

Stockholders’ Equity:

Company’s Stockholders’ Equity:

Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 8.4 million and 8.5 million shares issued and outstanding, respectively	83,994	84,777
Additional paid-in-capital	70,489,237	71,157,978
Accumulated deficit	(27,390,383)	(25,651,846)

Total Company’s Stockholders’ Equity	43,182,848	45,590,909
Noncontrolling interests	12,198,897	12,220,427

Total Stockholders’ Equity	55,381,745	57,811,336

Total Liabilities and Stockholders’ Equity	$127,279,995	$96,189,241

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
(Loss)/income:
Investment income	$34,081	$8,738	$34,081	$30,021
Earnings from investment in unconsolidated affiliated real estate entity	(279,481)	1,172,990	(623,124)	(194,115)

Total (loss)/income	(245,400)	1,181,728	(589,043)	(164,094)

Expenses:
General and administrative costs	155,326	153,666	458,393	469,821
Interest expense, net	47,123	47,123	139,831	139,831
Pre-opening costs	318,335	-	737,618	-

Total expenses	520,784	200,789	1,335,842	609,652

Net (loss)/income	$(766,184)	$980,939	$(1,924,885)	$(773,746)

Less: net loss attributable to noncontrolling interests	79,783	-	186,348	-

Net (loss)/income attributable to Company’s common shares	$(686,401)	$980,939	$(1,738,537)	$(773,746)

Net (loss)/income per common share, basic and diluted	$(0.09)	$0.12	$(0.23)	$(0.09)

Weighted average number of common shares outstanding, basic and diluted	8,400,822	8,529,553	8,425,857	8,534,772

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

			Additional
	Common		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity
BALANCE, June 30, 2021	8,537,424	$85,374	$71,665,213	$(24,296,799)	$-	$47,453,788

Net income	-	-	-	980,939	-	980,939
Distributions declared (a)	-	-	-	(1,829,250)	-	(1,829,250)
Contributions of noncontrolling interests	-	-	-	-	10,877,650	10,877,650
Redemption and cancellation of shares	(9,284)	(93)	(78,822)	-	-	(78,915)

BALANCE, September 30, 2021	8,528,140	$85,281	$71,586,391	$(25,145,110)	$10,877,650	$57,404,212

(a)	Dividends per share were $0.215.

			Additional
	Common		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity
BALANCE, December 31, 2020	8,537,424	$85,374	$71,665,213	$(22,542,114)	$-	$49,208,473

Net loss	-	-	-	(773,746)	-	(773,746)
Distributions declared (a)	-	-	-	(1,829,250)	-	(1,829,250)
Contributions of noncontrolling interests	-	-	-	-	10,877,650	10,877,650
Redemption and cancellation of shares	(9,284)	(93)	(78,822)	-	-	(78,915)

BALANCE, September 30, 2021	8,528,140	$85,281	$71,586,391	$(25,145,110)	$10,877,650	$57,404,212

(a)	Dividends per share were $0.215.

			Additional			Total
	Common		Paid-In	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Interests	Equity
BALANCE, June 30, 2022	8,404,409	$84,044	$70,532,087	$(26,703,982)	$12,407,132	$56,319,281

Net loss	-	-	-	(686,401)	(79,783)	(766,184)
Distributions paid to noncontrolling interests	-	-	-	-	(128,452)	(128,452)
Redemption and cancellation of common stock	(5,000)	(50)	(42,850)	-	-	(42,900)

BALANCE, September 30, 2022	8,399,409	$83,994	$70,489,237	$(27,390,383)	$12,198,897	$55,381,745

			Additional			Total
	Common		Paid-In	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Interests	Equity
BALANCE, December 31, 2021	8,477,679	$84,777	$71,157,978	$(25,651,846)	$12,220,427	$57,811,336

Net loss	-	-	-	(1,738,537)	(186,348)	(1,924,885)
Contributions of noncontrolling interests	-	-	-	-	293,270	293,270
Distributions paid to noncontrolling interests	-	-	-	-	(128,452)	(128,452)
Redemption and cancellation of common stock	(78,270)	(783)	(668,741)	-	-	(669,524)

BALANCE, September 30, 2022	8,399,409	$83,994	$70,489,237	$(27,390,383)	$12,198,897	$55,381,745

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,924,885)	$(773,746)
Adjustments to reconcile net loss to cash used in operating activities:
Loss from investment in unconsolidated affiliated real estate entity	623,124	194,115
Changes in assets and liabilities:
Increase in other assets	(318,154)	(631,605)
Increase in accounts payable, accrued expenses and other liabilities	1,038,015	982,505
Increase in accrued interest on subordinated advances - related party	139,831	139,831
Net cash used in operating activities	(442,069)	(88,900)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(32,434,075)	(16,504,596)
Investment in unconsolidated affiliated real estate entity	(483,987)	-
Net cash used in investing activities	(32,918,062)	(16,504,596)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	33,657,848	16,000,000
Mortgage payments	-	(16,000,000)
Payment of loan fees and expenses	-	(3,729,935)
Distributions paid to noncontrolling interests	(128,452)	-
Contributions of noncontrolling interests	293,270	10,877,650
Redemption and cancellation of common stock	(669,524)	(78,915)
Distributions paid to Company’s common stockholders	-	(3,151,447)
Net cash provided by financing activities	33,153,142	3,917,353

Net change in cash, cash equivalents and restricted cash	(206,989)	(12,676,143)
Cash, cash equivalents and restricted cash, beginning of year	12,197,119	31,490,826
Cash, cash equivalents and restricted cash, end of period	$11,990,130	$18,814,683

Supplemental disclosure of cash flow information:
Non-cash purchase of investment property	$4,998,283	$4,680,726
Unpaid interest accrued and capitalized as mortgage payable and construction in progress	$785,570	$52,847
Distributions declared, but not paid	$-	$1,829,250
Amortization of deferred financing costs included in construction in progress	$1,337,981	$337,329
Accrued exit fee	$-	$770,000

The following is a summary of the Company’s cash, cash equivalents and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$10,992,481	$18,622,753
Restricted cash	997,649	191,930
Total cash, cash equivalents and restricted cash	$11,990,130	$18,814,683

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

The Company currently has one operating segment. As of September 30, 2022, the Company majority owned and consolidated the operating results of a joint venture (the “Williamsburg Moxy Hotel Joint Venture”), in which it has a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). The Company accounts for its unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

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

To-date, the COVID-19 pandemic has not had any significant impact on the Williamsburg Moxy Hotel Joint Venture’s 210-room branded hotel (the “Williamsburg Moxy Hotel”) development project located in the Williamsburg neighborhood of Brooklyn in New York City, which is currently under construction and expected to open during the first quarter of 2023. The Company’s other investment is its approximately 33.3% membership interest in the 40 East End Ave. Joint Venture, which substantially completed the development and construction of a 29-unit luxury residential condominium project (the “40 East End Avenue Project”) located in the Upper East Side neighborhood of Manhattan in New York City in March 2020, which was at the onset of the COVID-19 pandemic. Thereafter, the pace of condominium unit sales has been impacted by the ongoing COVID-19 pandemic and through September 30, 2022, 19 of the condominium units had been sold. Additionally, because of the pace of condominium sales, the 40 East End Joint Venture has obtained an amendment, including an extension of the maturity date, to the loan secured by the remaining unsold condominium units. See Note 4 for additional information.

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

Williamsburg Moxy Joint Venture

On August 5, 2021, the Company formed the Williamsburg Moxy Hotel Joint Venture with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of the Company’s membership interest in the Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to the initial acquisition, Lightstone REIT III made additional net capital contributions to the Williamsburg Moxy Hotel Joint Venture of $4.5 million through September 30, 2022, including $0.2 million made during the nine months ended September 30, 2022.

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

On August 4, 2021, the Williamsburg Joint Venture entered into a development agreement (the “Development Agreement”) with an affiliate of the Advisor (the “Williamsburg Moxy Developer”) pursuant to which the Williamsburg Moxy Developer is being paid a development fee equal to 3% of hard and soft costs, as defined in the Development Agreement, incurred in connection with the development and construction of the Williamsburg Moxy Hotel (see Note 6 for additional information). Additionally on August 5, 2021, the Williamsburg Moxy Joint Venture obtained construction financing for the Williamsburg Moxy Hotel as discussed below. The Williamsburg Moxy Hotel is under currently under construction and expected to open during the first quarter of 2023. Additionally, the advisor and its affiliates are reimbursed for certain development-related costs attributable to the Williamsburg Moxy Hotel.

As of September 30, 2022, the Williamsburg Moxy Hotel Joint Venture incurred and capitalized to construction in progress an aggregate of $104.1 million (including capitalized interest of $7.4 million) consisting of acquisition and other costs attributable to the development of the Williamsburg Moxy Hotel. During the three and nine months ended September 30, 2022, $1.8 million and $4.2 million, respectively, of interest was capitalized to construction in progress and during the three and nine months ended September 30, 2021, $0.6 million and $0.8 million, respectively, of interest was capitalized to construction in progress.

In preparation for the opening of the Williamsburg Moxy Hotel, which is currently expected to occur during the first quarter of 2023, the Williamsburg Moxy Hotel Joint Venture incurred pre-opening costs of $0.3 million and $0.7 million during the three and nine months ended September 30, 2022, respectively. No pre-opening costs were incurred in the 2021 periods. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility for up to $77.0 million (the “Moxy Construction Loan”) to fund the development, construction and certain pre-opening costs associated with the Williamsburg Moxy Hotel. The Moxy Construction Loan is scheduled to initially mature on February 5, 2024, with two, six-month extension options, subject to the satisfaction of certain conditions. The Moxy Construction Loan bears interest at LIBOR plus 9.00%, subject to a 9.50% floor, with the first 7.50% drawn under the facility and the excess added to the outstanding loan balance due at maturity. LIBOR as of September 30, 2022 and December 31, 2021 was 2.76% and 0.10%, respectively. The Moxy Construction Loan is collateralized by the Williamsburg Moxy Hotel.

As of September 30, 2022 and December 31, 2021, the outstanding principal balance of the Moxy Construction Loan was $53.0 million (including $0.9 million of interest capitalized to principal) which is presented, net of deferred financing fees of $2.4 million and $18.6 million (including $0.1 million of interest capitalized to principal) which is presented, net of deferred financing fees of $3.7 million, respectively, on the consolidated balance sheets and is classified as mortgage payable, net. As of September 30, 2022, the remaining availability under the facility was up to $24.9 million and its interest rate was 11.76%.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture has provided certain completion and carry cost guarantees. Furthermore, in connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture paid $3.7 million of loan fees and expenses and accrued $0.8 million of loan exit fees which are due at the initial maturity date and are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of both September 30, 2022 and December 31, 2021.

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

The 40 East End Ave. Joint Venture, through affiliates, owns the 40 East End Avenue Project, a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. The 40 East End Avenue Project received its final TCO in March 2020 and through September 30, 2022, 19 of the condominium units have been sold.

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

On December 30, 2021, the 40 East End Ave. Joint Venture and the financial institution amended the Condo Loan providing for an extension of the maturity date to December 20, 2022 and revisions to the timing and amounts of required principal payments to be made from proceeds from the sale of condominium units, all of which have been met. During the nine months ended September 30, 2022, the 40 East End Ave. Joint Venture used an aggregate of $17.3 million of proceeds from the sale of four condominium units to reduce the principal balance of the Condo Loan to $19.2 million, which remains outstanding as of September 30, 2022. During October 2022, one additional condominium unit was sold and proceeds of $9.0 million were used to make a principal paydown on the Condo Loan reducing its outstanding balance to $10.2 million.

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

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(unaudited)

In connection with the closing of the Condo Loan, the 40 East End Ave. Joint Venture used a portion of the initial loan proceeds to (i) fully repay an aggregate of $80.5 million of principal and interest under a construction loan previously used to fund the development and construction of the 40 East End Avenue Project and (ii) redeem $9.5 million of Lightstone REIT I’s Preferred Contributions. The 40 East End Ave. Joint Venture subsequently redeemed an additional $3.5 million and $11.0 million of Preferred Contributions on December 26, 2019 and February 13, 2020, respectively, reducing Lightstone REIT I’s Preferred Contributions to $6.0 million, which remains outstanding as of September 30, 2022.

Subsequent to the Company’s acquisition through September 30, 2022, it has made an aggregate of $6.4 million of additional capital contributions to the 40 East End Ave. Joint Venture, of which $0.5 million was made during the nine months ended September 30, 2022.

The 40 East End Ave. Joint Venture Financial Information

The following table represents the condensed income statements for the 40 East End Ave. Joint Venture:

Schedule of financial information of joint venture
(amounts in thousands)	For the Three Months September 30, 2022	For the Three Months September 30, 2021	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Revenues	$-	$23,407	$18,678	$33,914

Cost of goods sold	-	18,142	18,037	28,395
Impairment of real estate inventory	-	239	112	1,471
Other expenses	415	628	1,164	1,878
Operating (loss)/income	(415)	4,398	(635)	2,170

Interest expense and other, net	(425)	(876)	(1,236)	(2,753)
Net (loss)/income	$(840)	$3,522	$(1,871)	$(583)
Company’s share of net (loss)/income (33.3%)	$(280)	$1,173	$(623)	$(194)

The following table represents the condensed balance sheets for the 40 East End Ave. Joint Venture:

	As of	As of
(amounts in thousands)	September 30, 2022	December 31, 2021
Real estate inventory	$57,065	$74,481
Cash and restricted cash	185	767
Other assets	292	436
Total assets	$57,542	$75,684

Mortgage payable, net	$19,160	$36,391
Other liabilities	452	972
Members’ capital	37,930	38,321
Total liabilities and members’ capital	$57,542	$75,684

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(unaudited)

5.	Stockholders’ Equity

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

For the nine months ended September 30, 2022, the Company repurchased 78,270 Common Shares at an average price per share of $8.55 per share.

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

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(unaudited)

Development fees and the reimbursement of development-related costs attributable to the Williamsburg Moxy Hotel which are paid to the Advisor and its affiliates are capitalized and included in the carrying value of the investment in the Williamsburg Moxy Hotel, which is classified as construction in progress on the consolidated balance sheets. During the three and nine months ended September 30, 2022, development fees and reimbursed development-related costs totaling $0.5 million and $1.4 million, respectively, were incurred and during the three and nine months ended September 30, 2021, respectively, development fees and reimbursed development-related costs totaling $0.7 million and $1.2 million, respectively, were incurred. See Note 3 for additional information.

As of December 31, 2021, the Company owed the Advisor and its affiliated entities $0.3 million, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. Additionally, as of September 30, 2022 the Advisor and its affiliated entities owed the Company $3,961, which was included in restricted cash and other assets on the consolidated balance sheets.

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

As of both September 30, 2022 and December 31, 2021, an aggregate of approximately $12.6 million of Subordinated Advances had been funded, which along with the related accrued interest of $1.1 million and $1.0 million, respectively, are classified as Subordinated Advances – Related Party, a liability on the consolidated balance sheets. During both the three and nine months ended September 30, 2022 and 2021, the Company accrued $47,123 and $139,831, respectively, of interest on the principal advances.

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

We currently have one operating segment. As of September 30, 2022, we majority owned and consolidated the operating results of a joint venture (the “Williamsburg Moxy Hotel Joint Venture”), in which we have a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

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

Current Environment

Our operating results are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws and regulations, outbreaks of contagious diseases, cybercrime, loss of key relationships, competition, inflation, recession, supply disruptions and labor shortages.

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

To-date, the COVID-19 pandemic has not had any significant impact on the Williamsburg Moxy Joint Venture’s 210-room branded hotel (the “Williamsburg Moxy Hotel”) development project located in the Williamsburg neighborhood of Brooklyn in New York City, which is currently under construction and expected to open during the first quarter of 2023. Our other investment is our approximately 33.3% membership interest in the 40 East End Ave. Joint Venture, which substantially completed the development and construction of a 29-unit luxury residential condominium project (the “40 East End Avenue Project”) located in the Upper East Side neighborhood of Manhattan in New York City in March 2020, which was at the onset of the COVID-19 pandemic. Thereafter, the pace of condominium unit sales has been impacted by the ongoing COVID-19 pandemic and through September 30, 2022, 19 of the condominium units have been sold. Additionally, because of the pace of condominium sales, the 40 East End Joint Venture has obtained an amendment, including an extension of the maturity date, to the loan secured by the remaining unsold condominium units. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

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

Current Portfolio Summary –

As of September 30, 2022, we majority owned and consolidated the operating results of the Williamsburg Moxy Hotel Joint Venture, which is currently developing and constructing the Williamsburg Moxy Hotel, a 210-room branded hotel.

As of September 30, 2022, we held an unconsolidated approximate 33.3% membership interest in the 40 East End Ave. Joint Venture, an affiliated real estate entity which owns the 40 East End Project, a luxury residential condominium project consisting of 29 units, of which 19 have been sold. We account for our unconsolidated membership interests in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended September 30, 2022 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The 40 East End Ave. Joint Venture, through affiliates, owns the 40 East End Avenue Project, a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. The 40 East End Avenue Project received its final TCO in March 2020 and through September 30, 2022, 19 condominium units have been sold.

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

On August 5, 2021, we formed the Williamsburg Moxy Hotel Joint Venture with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of our membership interest in the Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to the initial acquisition, Lightstone REIT III made additional net capital contributions to the Williamsburg Moxy Hotel Joint Venture of $4.5 million through September 30, 2022, including $0.2 million made during the nine months ended September 30, 2022.

As a result, we and Lightstone REIT III have 75% and 25% membership interests, respectively, in the Williamsburg Moxy Hotel Joint Venture.

The operating results of these investments have been reflected in our consolidated statements of operations commencing from their respective dates of acquisition through their respective dates of disposition.

For the Three Months Ended September 30, 2022 vs. September 30, 2021

Investment income – interest income

Our investment income was $34,081 and $8,738 for the three months ended September 30, 2022 and 2021, respectively. During both the three months ended September 30, 2022 and 2021, our investment income consisted solely of interest income on our cash and cash equivalents.

Earnings from investment in unconsolidated affiliated real estate entity

Our earnings from investment in unconsolidated affiliated real estate entity are solely attributable to our ownership interest in the 40 East End Ave. Joint Venture. The earnings from our investment in the 40 East End Ave. Joint Venture was a loss of $0.3 million and income of $1.2 million for the three months ended September 30, 2022 and 2021, respectively. We account for our investment in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

General and administrative costs

General and administrative costs were $0.2 million for both the three months ended September 30, 2022 and 2021.

Interest expense, net

Interest expense, net is attributable to the outstanding principal advances of $12.6 million included in Subordinated Advances – Related Party, and was $47,123 for both the three months ended September 30, 2022 and 2021. Additionally, during the three months ended September 30, 2022 and 2021, $1.8 million and $0.6 million of interest was capitalized to construction in progress for the Williamsburg Moxy Hotel development project.

Pre-opening costs

In preparation for the opening of the Williamsburg Moxy Hotel, which is currently expected to occur during the first quarter of 2023, the Williamsburg Moxy Hotel Joint Venture incurred pre-opening costs of $0.3 million during the three months ended September 30, 2022. No pre-opening costs were incurred during the 2021 period.

For the Nine Months Ended September 30, 2022 vs. September 30, 2021

Investment income – interest income

Our investment income was $34,081 and $30,021 for the nine months ended September 30, 2022 and 2021, respectively. During both the nine months ended September 30, 2022 and 2021, our investment income consisted solely of interest income on our cash and cash equivalents.

Earnings from investment in unconsolidated affiliated real estate entity

Our earnings from investment in unconsolidated affiliated real estate entity are solely attributable to our ownership interest in the 40 East End Ave. Joint Venture. The earnings from our investment in the 40 East End Ave. Joint Venture were losses of $0.6 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively. We account for our investment in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

General and administrative costs

General and administrative costs were $0.5 million for both the nine months ended September 30, 2022 and 2021.

Interest expense, net

Interest expense, net is attributable to the outstanding principal advances of $12.6 million included in Subordinated Advances – Related Party, and was $139,831 for both the nine months ended September 30, 2022 and 2021. Additionally, during the nine months ended September 30, 2022 and 2021, $4.2 million and $0.8 million of interest was capitalized to construction in progress for our Williamsburg Moxy Hotel development project.

Pre-opening costs

In preparation for the opening of the Williamsburg Moxy Hotel, which is currently expected to occur during the first quarter of 2023, the Williamsburg Moxy Hotel Joint Venture incurred pre-opening costs of $0.7 million during the nine months ended September 30, 2022. No pre-opening costs were incurred during the 2021 period.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2022, we had cash and cash equivalents of $11.0 million. We currently believe that our current available cash on hand will be sufficient to satisfy our expected cash requirements primarily consisting of our anticipated operating expenses, scheduled debt service, and any necessary capital contributions for our investment in unconsolidated affiliated real estate entity and distributions to our shareholders, if any, required to maintain our qualification as a REIT for the foreseeable future. The remaining development, construction and certain pre-opening costs associated with the Williamsburg Moxy Hotel are expected to be funded from the remaining availability of up to $24.9 million under the construction financing. See “Williamsburg Moxy Hotel” for additional information.

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

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a justification showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets.

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

Development fees and the reimbursement of development-related costs attributable to the Williamsburg Moxy Hotel which are paid to the Advisor and its affiliates are capitalized and included in the carrying value of the investment in the Williamsburg Moxy Hotel, which is classified as construction in progress on the consolidated balance sheets. During the three and nine months ended September 30, 2022, development fees and reimbursed development-related costs totaling $0.5 million and $1.4 million, respectively, were incurred and during the three and nine months ended September 30, 2021, respectively, development fees and reimbursed development-related costs totaling $0.7 million and $1.2 million, respectively, were incurred. See Notes 3 and 6 of the Notes to Consolidated Financial Statements for additional information.

As of December 31, 2021, we owed the Advisor and its affiliates $0.3 million, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. Additionally, as of September 30, 2022 the Advisor and its affiliates owed us $3,961, which is included in restricted cash and other assets on the consolidated balance sheets.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Net cash flows used in operating activities	$(442,069)	$(88,900)
Net cash flows used in investing activities	(32,918,062)	(16,504,596)
Net cash flows provided by financing activities	33,153,142	3,917,353
Net change in cash, cash equivalents and restricted cash	(206,989)	(12,676,143)
Cash, cash equivalents and restricted cash, beginning of the year	12,197,119	31,490,826
Cash, cash equivalents and restricted cash, end of the period	$11,990,130	$18,814,683

Operating activities

The net cash used in operating activities during the nine months ended September 30, 2022 consisted of our net loss of $1.9 million after adjustments for the noncash effect of our loss from our investment in unconsolidated affiliated real estate entity of $0.6 million and changes in assets and liabilities of $0.9 million.

Investing activities

The net cash used in investing activities of $32.9 million during the nine months ended September 30, 2022 consisted primarily of $32.4 million of development and construction costs associated with the Williamsburg Moxy Hotel and capital contributions of $0.5 million made to the 40 East End Ave. Joint Venture.

Financing activities

The net cash provided by financing activities of $33.2 million during the nine months ended September 30, 2022 consisted primarily of proceeds from the Moxy Construction Loan of $33.7 million, contributions of $0.3 million made by Lightstone REIT III to the Williamsburg Moxy Hotel Joint Venture, distributions of $0.1 million made by the Williamsburg Moxy Hotel Joint Venture to Lightstone REIT III and redemptions and cancellation of shares of common stock of $0.7 million.

Williamsburg Moxy Hotel

On July 17, 2019, we, through our then wholly owned subsidiary, Bedford Avenue Holdings LLC acquired the Williamsburg Land, from unaffiliated third parties, for an aggregate purchase price of $30.4 million, excluding closing and other acquisition related costs, on which the Williamsburg Moxy Hotel is being developed.

Williamsburg Moxy Joint Venture

On August 5, 2021, we formed the Williamsburg Moxy Hotel Joint Venture with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of our membership interest in the Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to the initial acquisition, Lightstone REIT III made additional net capital contributions to the Williamsburg Moxy Hotel Joint Venture of $4.5 million through September 30, 2022, including $0.2 million made during the nine months ended September 30, 2022.

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

On August 4, 2021, the Williamsburg Joint Venture entered into a development agreement (the “Development Agreement”) with an affiliate of the Advisor (the “Williamsburg Moxy Developer”) pursuant to which the Williamsburg Moxy Developer is being paid a development fee equal to 3% of hard and soft costs, as defined in the Development Agreement, incurred in connection with the development and construction of the Williamsburg Moxy Hotel (see Note 6 of the Notes to Consolidated Financial Statements for additional information). Additionally on August 5, 2021, the Williamsburg Moxy Joint Venture obtained construction financing for the Williamsburg Moxy Hotel as discussed below. The Williamsburg Moxy Hotel is under currently under construction and expected to open during the first quarter of 2023. Additionally, the advisor and its affiliates are reimbursed for certain development and development-related costs attributable to the Williamsburg Moxy Hotel.

As of September 30, 2022, the Williamsburg Moxy Hotel Joint Venture incurred and capitalized to construction in progress an aggregate of $104.1 million (including capitalized interest of $7.4 million) consisting of acquisition and other costs attributable to the development of the Williamsburg Moxy Hotel. During the three and nine months ended September 30, 2022, $1.8 million and $4.2 million, respectively, of interest was capitalized to construction in progress and during the three and nine months ended September 30, 2021, $0.6 million and $0.8 million, respectively, of interest was capitalized to construction in progress.

In preparation for the opening of the Williamsburg Moxy Hotel, which is expected to occur during the first quarter of 2023, the Williamsburg Moxy Hotel Joint Venture incurred pre-opening costs of $0.3 million and $0.7 million during the three and nine months ended September 30, 2022. No pre-opening costs were incurred in the 2021 periods. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility for up to $77.0 million (the “Moxy Construction Loan”) to fund the development, construction and certain pre-opening costs associated with the Williamsburg Moxy Hotel. The Moxy Construction Loan is scheduled to initially mature on February 5, 2024, with two, six-month extension options, subject to the satisfaction of certain conditions. The Moxy Construction Loan bears interest at LIBOR plus 9.00%, subject to a 9.50% floor, with the first 7.50% drawn under the facility and the excess added to the outstanding loan balance due at maturity. LIBOR as of September 30, 2022 and December 31, 2021 was 2.76% and 0.10%, respectively. The Moxy Construction Loan is collateralized by the Williamsburg Moxy Hotel.

As of September 30, 2022 and December 31, 2021, the outstanding principal balance of the Moxy Construction Loan was $53.0 million (including $0.9 million of interest capitalized to principal) which is presented, net of deferred financing fees of $2.4 million and $18.6 million (including $0.1 million of interest capitalized to principal) which is presented, net of deferred financing fees of $3.7 million, respectively, on the consolidated balance sheets and is classified as mortgage payable, net. As of September 30, 2022, the remaining availability under the facility was up to $24.9 million and its interest rate was 11.76%.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture has provided certain completion and carry cost guarantees. Furthermore, in connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture paid $3.7 million of loan fees and expenses and accrued $0.8 million of loan exit fees which are due at the initial maturity date and are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of both September 30, 2022 and December 31, 2021.

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

The 40 East End Ave. Joint Venture, through affiliates, owns the 40 East End Avenue Project, a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. The 40 East End Avenue Project received its final TCO in March 2020 and through September 30, 2022, 19 condominium units have been sold.

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

On December 30, 2021, the 40 East End Ave. Joint Venture and the financial institution amended the Condo Loan providing for an extension of the maturity date to December 20, 2022 and revisions to the timing and amounts of required principal payments to be made from proceeds from the sale of condominium units, all of which have been met. During the nine months ended September 30, 2022, the 40 East End Ave. Joint Venture used an aggregate of $17.3 million of proceeds from the sale of four condominium units to reduce the principal balance of the Condo Loan to $19.2 million, which remains outstanding as of September 30, 2022. During October 2022, one additional condominium unit was sold and proceeds of $9.0 million were used to make a principal paydown on the Condo Loan reducing its outstanding balance to $10.2 million.

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

In connection with the closing of the Condo Loan, the 40 East End Ave. Joint Venture used a portion of the initial loan proceeds to (i) fully repay an aggregate of $80.5 million of principal and interest under a construction loan previously used to fund the development and construction of the 40 East End Avenue Project and (ii) redeem $9.5 million of Lightstone REIT I’s Preferred Contributions. The 40 East End Ave. Joint Venture subsequently redeemed an additional $3.5 million and $11.0 million of Preferred Contributions on December 26, 2019 and February 13, 2020, respectively, reducing Lightstone REIT I’s Preferred Contributions to $6.0 million, which remains outstanding as of September 30, 2022.

Subsequent to our acquisition through September 30, 2022, we have made an aggregate of $6.4 million of additional capital contributions to the 40 East End Ave. Joint Venture, of which $0.5 million were made during the nine months ended September 30, 2022.

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

For the nine months ended September 30, 2022, the Company repurchased 78,270 Common Shares at an average price per share of $8.55 per share.

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

101*

XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus REIT IV, Inc. on Form 10-Q for the quarter ended September 30, 2022, filed with the SEC on November 14, 2022, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT IV, INC.

Date: November 14, 2022	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)