Form 10-K
period 2022-12-31
Lightstone Value Plus REIT IV, Inc.
filed 2023-03-30
CIK 1619312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2022

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

There is no established market for the Registrant’s common shares. As of June 30, 2022, the last business day of the most recently completed second quarter, there were 8.2 million shares of the registrant’s common stock held by non-affiliates of the registrant. On March 15, 2023, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.00 per share derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, all as of December 31, 2022. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” As of March 15, 2023, there were 8.1 million shares of common stock held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIGHTSTONE VALUE PLUS REIT IV, INC.

i

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K, together with other statements and information publicly disseminated by Lightstone Value Plus REIT IV, Inc., which was formerly known as Lightstone Real Estate Income Trust, Inc. before September 15, 2021, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Exchange Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) uncertainties regarding the impact of the COVID-19 pandemic, including its impact on our business and the economy generally, (ii) the availability of suitable acquisition/investment opportunities, (iii) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (iv) the level and volatility of interest rates, (v) increases in operating costs and (vii) changes in governmental laws and regulations. Accordingly, there is no assurance that our expectations will be realized.

Forward-looking statements in this Annual Report on Form 10-K reflect our management’s view only as of the date of this Report, and may ultimately prove to be incorrect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results, except as required by applicable law. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

Cautionary Note

The representations, warranties, and covenants made by us in any agreement filed as an exhibit to this Annual Report on Form 10-K are made solely for the benefit of the parties to the agreement, including, in some cases, for the purpose of allocating risk among the parties to the agreement, and should not be deemed to be representations, warranties, or covenants to or with any other parties. Moreover, these representations, warranties, or covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.

ii

PART I.

ITEM 1. BUSINESS:

General Description of Business

Structure

Lightstone Value Plus REIT IV, Inc. (’‘Lightstone REIT IV’’), which was formerly known as Lightstone Real Estate Income Trust, Inc. before September 15, 2021, is a Maryland corporation, formed on September 9, 2014, which elected to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2016.

Lightstone REIT IV, together with its subsidiaries is collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns refers to Lightstone REIT IV or the Company as required by the context in which any such pronoun is used.

We have and may continue to seek opportunities to invest in real estate and real estate-related investments. Our real estate investments may include operating properties and development projects and our real estate-related investment may include mezzanine loans, mortgage loans, bridge loans and preferred equity interests, with a focus on development-related investments, including investments intended to finance development or redevelopment opportunities. We may also invest in debt and derivative securities related to real estate assets. A portion of our investments may be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly owned by The Lightstone Group, LLC (the “Sponsor”), its affiliates or its other sponsored real estate investment programs. Although we expect that most of our investments will be of these various types, we may also invest in whatever types of investments that we believe are in our best interests.

We currently have one operating segment. As of December 31, 2022, we majority owned and consolidated the operating results of Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), a joint venture in which we have a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

The Williamsburg Moxy Hotel Joint Venture owns land parcels located at 353-361 Bedford Avenue in the Williamsburg neighborhood of the borough of Brooklyn in New York City on which it is developing and constructing a 210-room branded hotel (the “Williamsburg Moxy Hotel”). As of December 31, 2022, the Williamsburg Moxy Hotel was under construction, but subsequently opened on March 7, 2023. Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), a REIT also sponsored by the Sponsor and a related party, owns the other 25% membership interest in the Williamsburg Moxy Hotel Joint Venture, which is accounted for as noncontrolling interests in our consolidated financial statements.

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project (the “40 East Project”) located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City, which received its final TCO in March 2020. Through December 31, 2022, 21 of the 29 units in the 40 East End Project have been sold and the 40 East End Ave. Joint Venture owns the remaining eight unsold units. SAYT Master Holdco LLC, an entity majority-owned and controlled by David Lichtenstein, who also majority owns and controls the Sponsor, and a related party, owns an approximate 66.7% membership interest in the 40 East End Ave. Joint Venture.

Our advisor is Lightstone Real Estate Income LLC, a Delaware limited liability company (the ’‘Advisor’’), which is majority owned by David Lichtenstein. On September 12, 2014, the Advisor contributed $200,000 to Lightstone REIT IV in exchange for 20,000 shares of common stock (“Common Shares”), or $10.00 per share. Mr. Lichtenstein also is a majority owner of the equity interests of The Lightstone Group, LLC. The Lightstone Group, LLC served as the Sponsor during our initial public offering (the “Offering”) which terminated on March 31, 2017. Mr. Lichtenstein also owns 222,222 Common Shares which were issued on June 15, 2015 for $2.0 million, or $9.00 per share. Subject to the oversight of our board of directors (the “Board of Directors”) and pursuant to the terms of an advisory agreement, the Advisor has the primary responsibility for making investment decisions on our behalf and managing our day-to-day operations. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT IV.

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

Noncontrolling Interests in Consolidated Subsidiaries

Noncontrolling interests in consolidated subsidiaries represents Lightstone REIT III’s 25% share of the equity in the Williamsburg Moxy Hotel Joint Venture. Income and losses attributable to the Williamsburg Moxy Hotel Joint Venture are allocated to the noncontrolling interest holder based on its ownership percentage.

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

Distributions in connection with a liquidation of the Company initially will be made to holders of our Common Shares until holders of our Common Shares have received liquidation distributions equal to their respective net investments plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments. Thereafter, only if additional liquidating distributions are available, we will be obligated to repay the outstanding principal advances and related accrued interest to the Sponsor. In the event that additional liquidation distributions are available after we repay our holders of Common Shares their respective net investments plus their 8% return on investment and then the outstanding principal advances and related accrued interest to the Sponsor, such additional distributions will be paid to holders of our Common Shares and the Sponsor as follows: 85.0% of the aggregate amount will be payable to holders of our Common Shares and the remaining 15.0% will be payable to the Sponsor.

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

As of December 31, 2022, $13.8 million of principal advances and related accrued interest were outstanding.

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

Acquisition and Investment Policies

We have and may continue to seek opportunities to invest in real estate and real estate-related investments. Our real estate investments may include operating properties and development projects and our real estate-related investments may include mezzanine loans, mortgage loans, bridge loans and preferred equity interests, with a focus on development-related investments, including those intended to finance development or redevelopment opportunities. We may also invest in debt and derivative securities related to real estate assets. A portion of our investments may be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly, owned by, the Sponsor, its affiliates or other real estate investment programs sponsored by it. Although we expect that most of our investments will be of these various types, we may make other investments. In fact, we may invest in whatever types of investments that we believe are in our best interests.

We have and may continue to focus our acquisition and origination activity on real estate properties and real estate-related investments located in the United States, including certain related-party investments generally conducted through joint venture arrangements. We sometimes refer to the foregoing types of investments as our targeted investments. We expect to target investments that generally will offer predictable current cash flow and/or attractive risk-adjusted returns based on the underwriting criteria established and employed by our advisor, which may include the anticipated leverage point, market and economic conditions, the location and quality of the underlying collateral and the borrower’s exit or refinancing plan. Our ability to continue to execute our investment strategy may be enhanced through access to the Sponsor’s extensive experience in both financing and developing real estate projects as well as in buying assets in the open market from third-parties. We have and will continue to seek to build a portfolio that may include some of or all the following investment characteristics: (a) provides current income; (b) is secured by high-quality commercial real estate; (c) includes subordinate capital investments by strong sponsors that support its investments and provide downside protection; and (d) possesses strong structural features that maximize repayment potential, such as a clear exit or refinancing plan by the borrower.

We have and may continue to seek to invest in real estate-related loans and debt securities both by directly originating them and by purchasing them from third-party sellers. Although we generally prefer the benefits of direct origination, situations may arise to purchase real estate-related loans and debt securities, possibly at discounts to par, which compensate for the lack of control or structural enhancements typically associated with directly structured investments.

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

To maintain our qualification as a REIT, we engage in certain activities through taxable REIT subsidiaries (“TRSs”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

As of December 31, 2022 and 2021, we had no material uncertain income tax positions.

Current Environment

Our operating results are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws and regulations, outbreaks of contagious diseases, cybercrime, loss of key relationships, inflation and recession.

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, certain labor and supply chain challenges, and developments related to the COVID-19 pandemic, and other changes in economic conditions, may adversely affect our results of operations and financial performance.

Competition

The hotel and other commercial real estate markets are highly competitive. This competition could reduce occupancy levels and revenues at our hotel, which would adversely affect our operations. We face competition from many sources. We face competition from other hotels both in the immediate vicinity and the geographic market where our hotel is located. Overbuilding in the hotel industry may increase the number of rooms available and may decrease occupancy and room rates. In addition, increases in operating costs due to inflation may not be offset by increased room rates. We also face competition from nationally recognized hotel brands with which we may not be associated.

We may also compete in markets with other owners and operators of other types of real estate; including retail, office, industrial and residential real estate. The continued development of new retail, office, industrial and residential properties has intensified the competition among owners and operators of these types of real estate in many market areas in which we may operate. We compete based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels, rental rates and on the operating expenses of our future properties, if any.

In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties to acquire and to locate tenants and purchasers for such properties. These competitors include other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. There are also other REITs with asset acquisition objectives similar to ours and others that may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we will have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities seek financing through similar channels to those sought by us. Therefore, we will compete for institutional investors in a market where funds for real estate investment may decrease.

Competition from these and other third-party real estate investors may limit the number of suitable investment opportunities available to us. It may also result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms. In addition, competition for desirable investments could delay investments, which may in turn reduce our earnings per share and negatively affect our ability make distributions to stockholders.

We believe that our senior management’s experience, coupled with our financing, professionalism, diversity of properties and reputation in the industry enables us to compete with the other real estate investment companies.

Regulations

Our investments are subject to various federal, state and local laws, ordinances, and regulations, including, among other things, zoning regulations, land use controls, and environmental. We believe that we have or will obtain all permits and approvals necessary under current law to operate our investments.

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

Employees

We do not have employees. We have entered into an advisory agreement with our Advisor pursuant to which our Advisor supervises and manages our day-to-day operations and selects our real estate and real estate related investments, subject to oversight by our Board of Directors. We pay our Advisor fees for services related to the investment, management and development of our assets, and we reimburse our Advisor for certain expenses incurred on our behalf.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None applicable.

ITEM 2. PROPERTIES:

As of December 31, 2022, we majority owned and consolidated the operating results of Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), a joint venture in which we have a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

The Williamsburg Moxy Hotel Joint Venture owns land parcels located at 353-361 Bedford Avenue in the Williamsburg neighborhood of the borough of Brooklyn in New York City on which it is developing and constructing a 210-room branded hotel (the “Williamsburg Moxy Hotel”). As of December 31, 2022, the Williamsburg Moxy Hotel was under construction, but subsequently opened on March 7, 2023. Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), a REIT also sponsored by the Lightstone Group, LLC (the “Sponsor “) and a related party, owns the other 25% membership interest in the Williamsburg Moxy Hotel Joint Venture, which is accounted for as noncontrolling interests in our consolidated financial statements.

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project (the “40 East Project”) located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City, which received its final TCO in March 2020. Through December 31, 2022, 21 of the 29 units in the 40 East End Project have been sold and the 40 East End Ave. Joint Venture owns the remaining eight unsold units. SAYT Master Holdco LLC, an entity majority-owned and controlled by David Lichtenstein, who also majority owns and controls the Sponsor, and a related party, owns an approximate 66.7% membership interest in the 40 East End Ave. Joint Venture.

The following information generally applies to our investments in our real estate properties:

●	we believe our real estate properties are adequately covered by insurance and suitable for their intended purpose;

●	our real estate properties are located in markets where we are subject to competition; and

●	depreciation is provided on a straight-line basis over the estimated useful life of the applicable improvements.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

Shareholder Information

As of March 15, 2023, we had 8.3 million shares of common stock outstanding, held by a total of 2,013 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

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

On December 16, 2021, our stockholders approved an amendment and restatement to our charter removing the requirement for us to either (a) amend our charter to extend the deadline to begin the process of achieving a liquidity event, or (b) hold a stockholders meeting to vote on a proposal for an orderly liquidation of our portfolio.

Estimated Net Asset Value (“NAV”) and NAV per Share of Common Stock (“NAV per Share”)

On March 15, 2023, our Board of Directors determined and approved our estimated NAV of $84.0 million and resulting estimated NAV per Share of $10.00, both as of December 31, 2022. In connection with our initial public offering (the “Offering”), which terminated on March 31, 2017, the Lightstone Group, LLC (the “Sponsor”) funded an aggregate of $12.6 million of principal advances under a subordinated agreement (the “Subordinated Agreement”). However, in the calculation of our estimated NAV as of December 31, 2022, no allocation of value was made to Subordinated advances – related party because the estimated NAV per Share did not exceed an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 8.0% as of that date. Our estimated NAV and resulting NAV per Share are based upon the estimated fair value of our assets and liabilities as of December 31, 2022 and are effective as of March 15, 2023.

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

Process and Methodology

Our business is externally managed by Lightstone Real Estate Income LLC (the “Advisor”), an affiliate of the Lightstone Group, LLC, which provides advisory services to us and we have no employees. Our Advisor, along with any necessary material assistance or confirmation of a third-party valuation expert or service, is responsible for calculating our NAV, which we currently expect will be done on at least an annual basis unless our Common Shares are approved for listing on a national securities exchange. Our Board of Directors will review each estimate of NAV and approve the resulting NAV per Share.

Our estimated NAV per Share as of December 31, 2022 was calculated with the assistance of both our Advisor and Marshall & Steven’s Incorporated (“M&S”), an independent third-party valuation firm engaged by us to assist with the valuation of our assets, liabilities and any allocations of value to the Sponsor’s subordinated advances. Our Advisor recommended and our Board of Directors established the estimated NAV per Share as of December 31, 2022 based upon the analyses and reports provided by our Advisor and M&S. The process for estimating the value of our assets, liabilities and allocations of value to our Sponsor’s subordinated advances is performed in accordance with the provisions of the Investment Program Association (the “IPA”) Practice Guideline 2013-01, “Valuations of Publicly Registered Non-Listed REITs,” issued April 29, 2013. We believe that our valuations were developed in a manner reasonably designed to ensure their reliability.

The engagement of M&S with respect to our NAV per Share as of December 31, 2022 was approved by our Board of Directors, including all of our independent directors. M&S has extensive experience in conducting asset valuations, including valuations of commercial real estate, debt, properties and real estate-related investments.

With respect to our NAV per Share as of December 31, 2022, M&S prepared appraisal reports (the “M&S Appraisal Reports”) summarizing key inputs and assumptions on the two real estate assets (collectively, the “M&S Appraised Real Estate Assets”) in which we held ownership interests as of December 31, 2022.

M&S also prepared a NAV report (the “December 2022 NAV Report”) which summarized the values of our ownership interests in real estate assets, non-real estate assets and liabilities, which were used to calculate our estimated NAV and resulting NAV per Share, all as of December 31, 2022. The December 2022 NAV Report relied upon (i) M&S’s Appraisal Reports for the M&S Appraised Real Estate Assets and (ii) our Advisor’s estimate of the value of cash and cash equivalents, restricted cash and other assets, mortgage payable and accounts payable, accrued expenses and other liabilities to calculate our estimated NAV and resulting NAV per Share as of December 31, 2022.

The table below sets forth the calculation of our estimated NAV and resulting NAV per Share as of December 31, 2022 as well as the comparable calculation as of December 31, 2021. Certain amounts are reflected net of noncontrolling interests, as applicable.

	As of December 31, 2022		As of December 31, 2021
	Value	Per Share	Value	Per Share

Net Assets:
Real Estate Assets:
Construction in progress	$113,250,000		$68,175,000
Investments in unconsolidated affiliated real estate entity	13,200,942		10,846,832
Total real estate assets	126,450,942	$15.06	79,021,832	$9.32
Non-Real Estate Assets:
Cash and cash equivalents	8,101,446		11,930,192
Restricted cash and other assets	1,779,128		335,345
Total non-real estate assets	9,880,574	1.17	12,265,537	1.45
Total Assets	136,331,516	16.23	91,287,369	10.77
Liabilities:
Mortgage payable	(47,723,537)		(11,132,802)
Accounts payable, accrued expenses and other liabilities	(4,624,429)		(7,444,065)
Total liabilities	(52,347,966)	(6.23)	(18,576,867)	(2.19)

NAV	$83,983,550	$10.00	$72,710,502	$8.58

Shares of Common Stock Outstanding	8,398,355		8,477,679

Use of an Independent Valuation Firm

As discussed above, our Advisor is responsible for calculating our NAV. In connection with determining our NAV, our Advisor may rely on the material assistance or confirmation of a third-party valuation expert or service. In this regard, M&S was selected by our Board of Directors to assist our Advisor in the calculation of our estimated NAV and resulting estimated NAV per Share as of December 31, 2022. M&S services included appraising the M&S Appraised Real Estate Assets and preparing the December 2022 NAV Report. M&S is engaged in the business of appraising commercial real estate properties and is not affiliated with us or the Advisor. The compensation we paid to M&S was based on the scope of work and not on the appraised values of our real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. The M&S Appraisal Reports were reviewed, approved, and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its reports, M&S did not, and was not requested to; solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us. In preparing its reports, M&S did not, and was not requested to solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.

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

In performing its analyses, M&S made numerous other assumptions as of various points in time with respect to industry performance, general business, economic, and regulatory conditions, and other matters, many of which are beyond their control and our control. M&S also made assumptions with respect to certain factual matters. For example, unless specifically informed to the contrary, M&S assumed that our joint ventures have clear and marketable title to each real estate property appraised, that no title defects exist, that any improvements were made in accordance with law, that no hazardous materials are present or were present previously, that no significant deed restrictions exist, and that no changes to zoning ordinances or regulations governing use, density, or shape are pending or being considered. Furthermore, M&S’s analyses, opinions, and conclusions were necessarily based upon market, economic, financial, and other circumstances and conditions existing as of or prior to the date of the M&S Appraisal Reports, and any material change in such circumstances and conditions may affect M&S’s analyses and conclusions. The M&S Appraisal Reports contain other assumptions, qualifications, and limitations that qualify the analyses, opinions, and conclusions set forth therein. Furthermore, the prices at which our ownership interests in the real estate properties may actually be sold could differ from M&S’s analyses.

M&S is actively engaged in the business of appraising commercial real estate properties and real estate related-investments similar to those owned or invested by us in connection with public security offerings, private placements, business combinations, and similar transactions. We do not believe that there are any material conflicts of interest between M&S, on the one hand, and us, the Sponsor, the Advisor, and our affiliates, on the other hand. Our Advisor engaged M&S on behalf of our Board of Directors to deliver their reports to assist in the NAV calculation as of December 31, 2022 and M&S received compensation for those efforts. In addition, we agreed to indemnify M&S against certain liabilities arising out of this engagement. M&S has previously assisted in our prior NAV calculations and has also been engaged by us for certain valuation services with respect to our investments. M&S may from time to time in the future perform other services for us and our Sponsor or other affiliates of the Sponsor, so long as such other services do not adversely affect the independence of M&S as certified in the M&S Appraisal Reports. During the past two years M&S has also been engaged to provide appraisal services to another non-traded REIT sponsored by our Sponsor for which it was paid usual and customary fees.

Although M&S considered any comments received from us and the Advisor relating to their reports, the final estimated fair values for the M&S Appraised Properties were determined by M&S. The reports were addressed to our Board of Directors to assist our Board of Directors in calculating an estimated NAV per Share as of December 31, 2022. The reports were not addressed to the public, may not be relied upon by any other person to establish an estimated NAV per Share, and do not constitute a recommendation to any person to purchase or sell any shares of our common stock.

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

Real estate assets

As of December 31, 2022, we majority owned and consolidated the operating results of Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), a joint venture in which we have a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

The Williamsburg Moxy Hotel Joint Venture owns land parcels located at 353-361 Bedford Avenue in the Williamsburg neighborhood of the borough of Brooklyn in New York City on which it is developing and constructing a 210-room branded hotel (the “Williamsburg Moxy Hotel”). As of December 31, 2022, the Williamsburg Moxy Hotel was under construction, but subsequently opened on March 7, 2023. Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), a REIT also sponsored by the Sponsor and a related party, owns the other 25% membership interest in the Williamsburg Moxy Hotel Joint Venture, which is accounted for as noncontrolling interests in our consolidated financial statements.

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project (the “40 East Project”) located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City, which received its final TCO in March 2020. Through December 31, 2022, 21 of the 29 units in the 40 East End Project have been sold and the 40 East End Ave. Joint Venture owns the remaining eight unsold units. SAYT Master Holdco LLC, an entity majority-owned and controlled by David Lichtenstein, who also majority owns and controls the Sponsor, and a related party, owns an approximate 66.7% membership interest in the 40 East End Ave. Joint Venture.

Additionally, Lightstone Value Plus REIT I, Inc.(“Lightstone REIT I”), a REIT also sponsored by the Sponsor, made $30.0 million of preferred equity contributions (the “Preferred Contributions”) to a subsidiary of the 40 East End Ave. Joint Venture, pursuant to an instrument that entitles Lightstone REIT I to monthly preferred distributions at a rate of 12% per annum. No distributions may be paid to the members until the Preferred Contributions are redeemed in full. In December 2019 and February 2020, the 40 East End Ave. Joint Venture redeemed an aggregate $13.0 million and $11.0 million of Preferred Contributions, respectively, reducing Lightstone REIT I’s Preferred Contributions to $6.0 million, which remains outstanding as of December 31, 2022.

As described above, we engaged M&S to provide an appraisal of the M&S Appraised Real Estate Assets as of December 31, 2022 consisting of the Williamsburg Moxy Hotel and the 40 East End Avenue Project.

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

The estimated values for our investments in real estate may or may not represent current market values and do not equal the book values of our real estate investments in accordance with GAAP. Our consolidated investment in real estate is currently carried in our consolidated financial statements at its amortized cost basis, adjusted for any loss impairments and bargain purchase gains recognized to date. Our unconsolidated investments in real estate are currently accounted for under the cost method of accounting in our consolidated financial statements.

The following summarizes the valuation approaches used for our real estate assets:

Construction in progress:

M&S deemed it appropriate to determine the estimated fair value of the Williamsburg Moxy Hotel as December 31, 2022 of $151.0 million using a DCF Analysis taking into consideration the expected net operating income (“NOI”) of the property upon stabilization less the remaining estimated costs to complete. NOI is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

The following summarizes the key assumptions that were used in the DCF Analysis to estimate the value of our Williamsburg Moxy Hotel as of December 31, 2022:

Williamsburg Moxy Hotel
Weighted-average:
Exit capitalization rate	8.00%
Discount rate	9.50%
Annual market rent growth rate	5.35%
Annual net operating income growth rate	5.90%
Holding period (in years)	10

Accordingly, the estimated fair value of our 75% ownership interest in the Williamsburg Moxy Hotel was $113.3 million as of December 31, 2022.

The estimated fair value of our 75% ownership interest in the Williamsburg Moxy Hotel of $113.3 million compared to our relative carrying value of $86.0 million, both as of December 31, 2022, equates to an increase in value of 31.7%.

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

	Change in NAV per Share
	Increase of 25 basis points	Decrease of 25 basis points
Capitalization rate	$(0.12)	$0.12
Discount rate	$(0.14)	$0.14

Investment in unconsolidated affiliated real estate entity:

M&S deemed it appropriate to determine the estimated fair value of the 40 East End Ave. Joint Venture’s ownership in the remaining eight unsold units in 40 East End Project as December 31, 2022 of $45.3 million based on a DCF Analysis of the estimated net sales proceeds taking into consideration the expected timing of the sales for the remaining unsold units, as well as the remaining estimated carrying costs. M&S used a discount rate of 5.0% in the DCF Analysis.

While we believe that the assumptions utilized in the DCF Analysis are reasonable, a change in these assumptions would affect the calculation of the value of the 40 East End Avenue Project. However, the estimated increase or decrease to our estimated NAV per Share resulting from both a 25-basis point increase and decrease in the discount rate used in the DCF Analysis would be negligible. These amounts are presented to provide a hypothetical illustration of possible results assuming just a change was made to the discount rate with all other factors remaining constant. Further, the discount rate could change by more or less than 25-basis points or not at all.

As of December 31, 2022, the estimated fair value of our approximate 33.3% ownership interest in the 40 East End Ave. Joint Venture of approximately $13.2 million was calculated based on the appraised value of the eight remaining unsold units in the 40 East End Project of $45.3 million plus all of the 40 East End Ave. Joint Venture’s non-real estate assets, net of $0.3 million; less the preferred member’s equity interest of $6.0 million. The estimated fair value of our approximate 33.3% ownership interest in the 40 East End Ave. Joint Venture of $13.2 million represented an increase of 1.6% relative to our carrying value of $13.0 million as of December 31, 2022.

Cash and cash equivalents:  The estimated value of our cash and cash equivalents equals its carrying value.

Restricted cash and other assets:  The estimated values of our restricted cash and other assets approximate their carrying values due to their short maturities.

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

Accordingly, no allocations of value are made to our Subordinated advances – related party unless the estimated NAV per Share would have exceeded $10.00 per share plus a cumulative, pre-tax non-compounded annual return of 8.0% as of the indicated valuation date. In connection with our Offering, which terminated on March 31, 2017, our Sponsor funded an aggregate of $12.6 million of principal advances under the Subordinated Agreement. In the calculation of our estimated NAV as of December 31, 2022, no allocation of value was made to our Subordinated advances – related party, because the estimated NAV per Share did not exceed an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 8.0% as of that date.

Historical Estimated NAV and NAV per Share

Additional information on our historical reported estimated NAV and NAV per Share as of December 31, 2021 may be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on March 23, 2022.

Limitations and Risks

As with any valuation methodology, the methodology used to determine our estimated NAV and resulting estimated NAV per Share is based upon a number of estimates and assumptions that may prove later not to be accurate or complete. Further, different market participants with different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive different estimated NAVs per share, which could be significantly different from the estimated NAV per Share approved by our Board of directors. The estimated NAV per Share approved by our Board of Directors does not represent the fair value of our assets less liabilities in accordance with GAAP, and such estimated NAV per Share is not a representation, warranty or guarantee that:

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

The following factors may cause a stockholder not to ultimately realize distributions per share of common stock equal to the estimated NAV per Share upon liquidation:

●	The methodology used to determine estimated NAV per Share includes a number of estimates and assumptions that may not prove to be accurate or complete as compared to the actual amounts received in the liquidation;

●	In a liquidation, certain assets may not be liquidated at their estimated values because of transfer fees and disposition fees, which are not reflected in the estimated NAV calculation;

●	In a liquidation, debt obligations may have to be prepaid and the costs of any prepayment penalties may reduce the liquidation amounts. Prepayment penalties are not included in determining the estimated value of liabilities in determining estimated NAV;

●	In a liquidation, the real estate assets may derive a portfolio premium which premium is not considered in determining estimated NAV;

●	In a liquidation, the potential buyers of the assets may use different estimates and assumptions than those used in determining estimated NAV;

●	If the liquidation occurs through a listing of the common stock on a national securities exchange, the capital markets may value the Company’s net assets at a different amount than the estimated NAV. Such valuation would likely be based upon customary REIT valuation methodology including funds from operation (’‘FFO’’) multiples of other comparable REITs, FFO coverage of dividends and adjusted FFO payout of the Company’s anticipated dividend; and

●	If the liquidation occurs through a merger of the Company with another REIT, the amount realized for the common stock may not equal the estimated NAV per Share because of many factors including the aggregate consideration received, the make-up of the consideration (e.g., cash, stock or both), the performance of any stock received as part of the consideration during the merger process and thereafter, the reception of the merger in the market and whether the market believes the pricing of the merger was fair to both parties.

Share Repurchase Program

Our share repurchase program (the “SRP”) may provide our stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to us, subject to restrictions.

On March 25, 2020, the Board of Directors amended the SRP to remove stockholder notice requirements and also approved the suspension of all redemptions.

Effective May 10, 2021, our Board of Directors reopened the SRP only for redemptions submitted in connection with either a stockholder’s death or hardship and set the price for all such purchases at our estimated NAV per Share, as determined by the Board of Directors and reported by the Company from time to time, on the date of redemption. Additionally, beginning on January 1, 2022, any requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death for consideration.

Our Board of Directors has established that on an annual basis we will not redeem in excess of 0.5% of the number of shares outstanding as of the end of the preceding year for either death or hardship redemptions, respectively. Redemption requests are expected to be processed on a quarterly basis and may be subject to pro ration if either type of redemption requests exceed the annual limitation.

For the year ended December 31, 2022, we repurchased 79,324 Common Shares at a weighted average price per share of $8.55 per share. For the year ended December 31, 2021, we repurchased 59,745 Common Shares at a weighted average price per share of $8.50 per share.

Distributions

The Board of Directors commenced declaring and we began paying distributions on our Common Shares at the pro rata equivalent of an annual distribution of $0.80 per share, or an annualized rate of 8.0% assuming a purchase price of $10.00 per share, beginning with the period from June 22, 2015 through November 30, 2015 and monthly thereafter beginning with the month ending December 31, 2015 through the month ending June 30, 2019. Beginning with the month ending July 31, 2019 through the month ending March 31, 2020, the Board of Directors decreased the regular monthly distributions on our Common Shares to the pro rata equivalent of an annual distribution of $0.40 per share, or an annualized rate of 4.0% assuming a purchase price of $10.00 per share. Distributions were payable to stockholders of record at the close of business on the last day of the month-end. All distributions were paid on or about the 15th day of the month following the month-end. On March 25, 2020, the Board of Directors determined to suspend regular monthly distributions.

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

No distributions were declared or paid during the year ended December 31, 2022. Total distributions declared and paid during the year ended December 31, 2021 were $1.8 million and $5.0 million, respectively.

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

We have and may continue to seek opportunities to invest in real estate and real estate-related investments. Our real estate investments may include operating properties and development projects and its real estate-related investment may include mezzanine loans, mortgage loans, bridge loans and preferred equity interests, with a focus on development-related investments, including investments intended to finance development or redevelopment opportunities. We may also invest in debt and derivative securities related to real estate assets. A portion of our investments may be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly owned by, The Lightstone Group, LLC (the “Sponsor”), its affiliates or other real estate investment programs it sponsors. Although we expect that most of our investments will be of these various types, we may also make other investments. In fact, we may invest in whatever types of investments that we believe are in its best interests.

We currently have one operating segment. As of December 31, 2022, we majority owned and consolidated the operating results of Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), a joint venture in which we have a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

The Williamsburg Moxy Hotel Joint Venture owns land parcels located at 353-361 Bedford Avenue in the Williamsburg neighborhood of the borough of Brooklyn in New York City on which it is developing and constructing a 210-room branded hotel (the “Williamsburg Moxy Hotel”). As of December 31, 2022, the Williamsburg Moxy Hotel was under construction, but subsequently opened on March 7, 2023. Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), a REIT also sponsored by the Sponsor and a related party, owns the other 25% membership interest in the Williamsburg Moxy Hotel Joint Venture, which is accounted for as noncontrolling interests in our consolidated financial statements.

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project (the “40 East End Project”) located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City, which received its final TCO in March 2020. Through December 31, 2022, 21 of the 29 units in the 40 East End Project have been sold and the 40 East End Ave. Joint Venture owns the remaining eight unsold units. SAYT Master Holdco LLC, an entity majority-owned and controlled by David Lichtenstein, who also majority owns and controls the Sponsor, and a related party, owns an approximate 66.7% membership into in the 40 East End Ave. Joint Venture.

Our advisor is Lightstone Real Estate Income LLC, a Delaware limited liability company (the ’‘Advisor’’), which is majority owned by David Lichtenstein. On September 12, 2014, the Advisor contributed $200,000 to Lightstone REIT IV in exchange for 20,000 shares of common stock (“Common Shares”), or $10.00 per share. Mr. Lichtenstein also is a majority owner of the equity interests of The Lightstone Group, LLC. The Lightstone Group, LLC served as the Sponsor during our initial public offering (the “Offering”) which terminated on March 31, 2017. Mr. Lichtenstein also owns 222,222 Common Shares which were issued on June 15, 2015 for $2.0 million, or $9.00 per share. Subject to the oversight of our board of directors (the “Board of Directors”) and pursuant to the terms of an advisory agreement, the Advisor has the primary responsibility for making investment decisions on our behalf and managing our day-to-day operations. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT IV.

We do not have employees. We have entered into an advisory agreement with the Advisor, pursuant to which the Advisor supervises and manages our day-to-day operations and selects our real estate and real estate related investments, subject to oversight by our Board of Directors. We pay the Advisor fees for services related to the investment, management and development of our assets, and we reimburse the Advisor for certain expenses incurred on our behalf.

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

Distributions in connection with a liquidation of the Company initially will be made to holders of our Common Shares until holders of our Common Shares have received liquidation distributions equal to their respective net investments plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments. Thereafter, only if additional liquidating distributions are available, we will be obligated to repay the outstanding principal advances and related accrued interest to the Sponsor. In the event that additional liquidation distributions are available after the we repay our holders of Common Shares their respective net investments plus their 8% return on investment and then the outstanding principal advances and related accrued interest to the Sponsor, such additional distributions will be paid to holders of our Common Shares and the Sponsor as follows: 85.0% of the aggregate amount will be payable to holders of our Common Shares and the remaining 15.0% will be payable to the Sponsor.

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

As of December 31, 2022, $13.8 million of principal advances and related accrued interest were outstanding.

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

We have and may continue to seek opportunities to invest in real estate and real estate-related investments. Our real estate investments may include operating properties and development projects and its real estate-related investments may include mezzanine loans, mortgage loans, bridge loans and preferred equity interests, with a focus on development-related investments, including those intended to finance development or redevelopment opportunities. We may also invest in debt and derivative securities related to real estate assets. A portion of our investments may be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly, owned by, our sponsor, its affiliates or other real estate investment programs sponsored by it. Although we expect that most of our investments will be of these various types, we may make other investments. In fact, we may invest in whatever types of investments that we believe are in our best interests.

We have and may continue to focus our acquisition and origination activity on real estate properties and real estate-related investments located in the United States, including certain related-party investments generally conducted through joint venture arrangements. We sometimes refer to the foregoing types of investments as our targeted investments. We expect to target investments that generally will offer predictable current cash flow and/or attractive risk-adjusted returns based on the underwriting criteria established and employed by our advisor, which may include the anticipated leverage point, market and economic conditions, the location and quality of the underlying collateral and the borrower’s exit or refinancing plan. Our ability to continue to execute our investment strategy may be enhanced through access to the sponsor’s extensive experience in both financing and developing real estate projects as well as in buying assets in the open market from third-parties. We have and will continue to seek to build a portfolio that may include some of or all the following investment characteristics: (a) provides current income; (b) is secured by high-quality commercial real estate; (c) includes subordinate capital investments by strong sponsors that support its investments and provide downside protection; and (d) possesses strong structural features that maximize repayment potential, such as a clear exit or refinancing plan by the borrower.

We have and may also continue to seek to invest in real estate-related loans and debt securities both by directly originating them and by purchasing them from third-party sellers. Although we generally prefer the benefits of direct origination, situations may arise to purchase real estate-related loans and debt securities, possibly at discounts to par, which compensate for the lack of control or structural enhancements typically associated with directly structured investments.

Current Environment

Our operating results are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws and regulations, outbreaks of contagious diseases, cybercrime, loss of key relationships, inflation and recession.

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, certain labor and supply chain challenges, and developments related to the COVID-19 pandemic, and other changes in economic conditions, may adversely affect our results of operations and financial performance.

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts and the accounts of other subsidiaries over which we have control. All inter-company transactions, balances, and profits have been eliminated in consolidation. In addition, interests in entities acquired are evaluated based on applicable GAAP, and deemed to be variable interest entities (“VIE”) in which we are the primary beneficiary are also consolidated. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which we have control, substantive participating rights or both under the respective ownership agreement. For entities in which we have significant influence but less than a controlling interest or entities which we are not deemed to be the primary beneficiary, we account for the investment using the equity method of accounting.

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

Impairment Evaluation

We evaluate our investments in real estate assets for potential impairment whenever events or changes in circumstances indicate that the undiscounted projected cash flows are less than the carrying amount for a particular property. We evaluate the recoverability of our investments in real estate assets at the lowest identifiable level, the individual property level. No single indicator would necessarily result in us preparing an estimate to determine if an individual property’s future undiscounted cash flows are less than its carrying value. We use judgment to determine if the severity of any single indicator, or the fact there are a number of indicators of less severity that when combined, would result in an indication that a property requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. Relevant facts and circumstances include, among others, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. The estimated cash flows used for the impairment analysis are subjective and require us to use our judgment and the determination of estimated fair value are based on our plans for the respective assets and our views of market and economic conditions. The estimates consider matters such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. An impairment loss is recognized only if the carrying amount of a property is not recoverable and exceeds its fair value.

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

Noncontrolling Interests

Noncontrolling interests represents the noncontrolling member’s share of the equity in certain of the Company’s consolidated real estate investments. Income and losses are allocated to noncontrolling interest holders based generally on their ownership percentage.

Treatment of Management Compensation and Expense Reimbursements

Management of our operations is outsourced to our Advisor and certain other affiliates of the Sponsor. Fees related to each of these services are accounted for based on the nature of such service and the relevant accounting literature. Such fees include acquisition fees associated with the purchase of interests in real estate entities; and asset management fees paid to our Advisor. These fees are expensed or capitalized to the basis of assets acquired or constructed, as appropriate.

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

To maintain our qualification as a REIT, we engage in certain activities through taxable REIT subsidiaries (“TRSs”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

As of December 31, 2022 and 2021, we had no material uncertain income tax positions.

Results of Operations

Investments

For the periods presented, we had ownership interests in the following real estate and real estate-related investments:

40 East End Ave. Joint Venture

On March 31, 2017, we entered into a joint venture agreement with SAYT Master Holdco LLC, an entity majority-owned and controlled by David Lichtenstein, who also majority owns and controls the Sponsor, and a related party, providing for us to acquire an approximate 33.3% membership interest in 40 East End Ave. Joint Venture from SAYT Master Holdco LLC for aggregate consideration of $10.3 million. As a result, SAYT Master Holdco LLC owns an approximate 66.7% membership interest in the 40 East End Ave. Joint Venture. Commencing on March 31, 2017, we have accounted for our approximate 33.3% membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

Williamsburg Moxy Hotel

On July 17, 2019, we, through our then wholly owned subsidiary, Bedford Avenue Holdings LLC, acquired land parcels located at 353-361 Bedford Avenue in the Williamsburg neighborhood of the borough of Brooklyn in New York City for the development and construction of the Williamsburg Moxy Hotel. As of December 31, 2022, the Williamsburg Moxy Hotel was under construction, but subsequently opened on March 7, 2023.

Williamsburg Moxy Joint Venture

On August 5, 2021, we formed the Williamsburg Moxy Hotel Joint Venture with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of our membership interest in Bedford Avenue Holdings LLC. As a result, we and Lightstone REIT III have 75% and 25% membership interests, respectively, in the Williamsburg Moxy Hotel Joint Venture. Commencing on August 5, 2021, we have consolidated the Williamsburg Moxy Hotel Joint Venture and accounted for Lightstone REIT III’s 25% membership interest as noncontrolling interests in our consolidated financial statements.

For the Year Ended December 31, 2022 vs. December 31, 2021

Interest income

Our interest income was $90,900 and $32,166 for the years ended December 31, 2022 and 2021, respectively. Our interest income was attributable to our cash and cash equivalents.

Loss from investment in unconsolidated affiliated real estate entity

Our loss from investment in unconsolidated affiliated real estate entity is attributable to our ownership interest in the 40 East End Ave. Joint Venture. The loss from our investment in the 40 East End Ave. Joint Venture was $0.3 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively. We account for our investment in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

General and administrative costs

General and administrative costs were was $0.7 million and $0.8 million for the years ended December 31, 2022 and 2021, respectively.

Interest expense, net

Interest expense, net is attributable to the outstanding principal advances of $12.6 million included in Subordinated Advances – Related Party, and was $186,954 for both the years ended December 31, 2022 and 2021. Additionally, during the years ended December 31, 2022 and 2021, $6.6 million and $1.7 million of interest was capitalized to construction in progress during the development and construction of the Williamsburg Moxy Hotel.

Pre-opening costs

In preparation for the opening of the Williamsburg Moxy Hotel, which opened on March 7, 2023, the Williamsburg Moxy Hotel Joint Venture incurred pre-opening costs of $1.5 million during the year ended December 31, 2022. No pre-opening costs were incurred during the 2021 period.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to Lightstone REIT III’s 25% membership interest in the Williamsburg Moxy Hotel Joint Venture commencing on August 5, 2021.

Financial Condition, Liquidity and Capital Resources

Overview:

As of December 31, 2022, we had cash and cash equivalents of $8.3 million. We currently believe that our available cash on hand plus cash flow generated from the Williamsburg Moxy Hotel, which opened on March 7, 2023, will be sufficient to satisfy our expected cash requirements for at least twelve months from the date of filing this report, which primarily consist of our anticipated operating expenses, scheduled debt service, and any necessary capital contributions for our investment in unconsolidated affiliated real estate entity and distributions to our shareholders, if any, required to maintain our qualification as a REIT for the foreseeable future. The remaining costs associated with the development and construction of the Williamsburg Moxy Hotel are expected to be primarily funded from the availability under the related construction financing. See “Williamsburg Moxy Hotel” for additional information.

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

We have agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities. As of December 31, 2021, we owed the Advisor and its affiliated entities $0.3 million, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. Additionally, as of December 31, 2022 the Advisor and its affiliates owed us $3,961, which is included in restricted cash and other assets on the consolidated balance sheets.

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

Development fees and the reimbursement of development-related costs attributable to the Williamsburg Moxy Hotel which are paid to the Advisor and its affiliates are capitalized and included in the carrying value of the investment in the Williamsburg Moxy Hotel, which is classified as construction in progress on the consolidated balance sheets. During the years ended December 31, 2022 and 2021, development fees and reimbursed development-related costs totaling $1.8 million and $1.7 million, respectively, were incurred.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2022	Year Ended December 31, 2021

Net cash flows used in operating activities	$(2,721,514)	$(720,925)
Net cash flows used in investing activities	(44,890,991)	(23,996,691)
Net cash flows provided by financing activities	44,919,980	5,423,909
Net change in cash, cash equivalents and restricted cash	(2,692,525)	(19,293,707)
Cash, cash equivalents and restricted cash, beginning of the year	12,197,119	31,490,826
Cash, cash equivalents and restricted cash, end of the year	$9,504,594	$12,197,119

Operating activities

The net cash used in operating activities of $2.7 million during the year ended December 31, 2022 consisted of our net loss of $2.6 million and the net change in assets and liabilities of $0.4 million less the noncash effect of our loss from our investment in unconsolidated affiliated real estate entity of $0.3 million.

Investing activities

The cash used in investing activities during the year ended December 31, 2022 of $44.9 million consisted of $42.4 million of development and construction costs associated with the Williamsburg Moxy Hotel and capital contributions of $2.5 million made to the 40 East End Ave. Joint Venture.

Financing activities

The cash provided by financing activities during the year ended December 31, 2022 of $44.9 million consisted of proceeds from the construction financing for the Williamsburg Moxy Hotel of $45.4 million, net capital contributions made by Lightstone REIT III to the Williamsburg Moxy Hotel Joint Venture of $0.2 million and redemptions and cancellation of shares of common stock of $0.7 million.

Williamsburg Moxy Hotel

On July 17, 2019, we, through our then wholly owned subsidiary, Bedford Avenue Holdings LLC, acquired land parcels located at 353-361 Bedford Avenue in the Williamsburg neighborhood of the borough of Brooklyn in New York City, from unaffiliated third parties for an aggregate purchase price of $30.4 million, excluding closing and other acquisition related costs, for the development and construction of Williamsburg Moxy Hotel. As of December 31, 2022, the Williamsburg Moxy Hotel was under construction, but subsequently opened on March 7, 2023.

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, we formed the Williamsburg Moxy Hotel Joint Venture with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of our membership interest in Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to its acquisition, Lightstone REIT III has made net capital contributions to the Williamsburg Moxy Hotel Joint Venture aggregating $4.5 million through December 31, 2022, including $0.2 million made during the year ended December 31, 2022.

As a result, we and Lightstone REIT III have 75% and 25% membership interests, respectively, in the Williamsburg Moxy Hotel Joint Venture. Additionally, we are the managing member of the Williamsburg Moxy Hotel Joint Venture and Lightstone REIT III has consent rights with respect to all major decisions.

We determined that the Williamsburg Moxy Hotel Joint Venture is a VIE and we are the primary beneficiary. As we are the member most closely associated with the Williamsburg Moxy Hotel Joint Venture and therefore have the power to direct the activities of the Williamsburg Moxy Hotel Joint Venture that most significantly impact its performance, we have consolidated the operating results and financial condition of the Williamsburg Moxy Hotel Joint Venture and accounted for the ownership interest of Lightstone REIT III as noncontrolling interests commencing on August 5, 2021. Contributions are allocated in accordance with each investor’s ownership percentage. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage.

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a development agreement (the “Development Agreement”) with an affiliate of the Advisor (the “Williamsburg Moxy Developer”) pursuant to which the Williamsburg Moxy Developer is being paid a development fee equal to 3% of hard and soft costs, as defined in the Development Agreement, incurred in connection with the development and construction of the Williamsburg Moxy Hotel (see Note 6 of the Notes to Consolidated Financial Statements for additional information). Additionally on August 5, 2021, the Williamsburg Moxy Hotel Joint Venture obtained construction financing for the Williamsburg Moxy Hotel as discussed below. Additionally, the Advisor and its affiliates are reimbursed for certain development and development-related costs attributable to the Williamsburg Moxy Hotel.

As of December 31, 2022, the Williamsburg Moxy Hotel Joint Venture incurred and capitalized to construction in progress an aggregate of $114.6 million (including cumulative capitalized interest of $9.8 million) consisting of acquisition and other costs attributable to the development and construction of the Williamsburg Moxy Hotel. During the years ended December 31, 2022 and 2021, $6.6 million and $1.7 million, respectively, of interest was capitalized to construction in progress.

In preparation for the opening of the Williamsburg Moxy Hotel, which opened on March 7, 2023, the Williamsburg Moxy Hotel Joint Venture incurred pre-opening costs of $1.5 million during the year ended December 31, 2022. No pre-opening costs were incurred during 2021 period. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

An adjacent land owner has questioned the Williamsburg Moxy Hotel Joint Venture’s right to develop and construct the Williamsburg Moxy Hotel without his consent. The Williamsburg Moxy Hotel Joint Venture is currently responding to this concern and we believe it will, in due course, be recognized that the adjacent owner waived his right to object in 2017 when he signed a waiver, consent and subordination allowing the future development of our property as it exists today.  While this matter is currently pending in the court system, continued use of the property will ultimately be determined by the government of New York City and we have a number of avenues that we believe are viable paths to unfettered certificates of occupancy.  While any dispute has an element of uncertainty, we currently believe that the likelihood of an unfavorable outcome with respect to any of the aforementioned proceedings is remote. No provision for loss has been recorded in connection therewith. See Note 7 of the Notes to Consolidated Financial Statements for additional information.

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility for up to $77.0 million (the “Moxy Construction Loan”) to fund the development, construction and certain pre-opening costs associated with the Williamsburg Moxy Hotel. The Moxy Construction Loan is scheduled to initially mature on February 5, 2024, with two, six-month extension options, subject to the satisfaction of certain conditions. The Moxy Construction Loan bears interest at LIBOR plus 9.00%, subject to a 9.50% floor, with monthly interest-only payments based on a rate of 7.50% and the excess added to the outstanding loan balance due at maturity. LIBOR as of December 31, 2022 and 2021 was 4.39% and 0.10%, respectively. Additionally, the Moxy Construction Loan provides for a replacement benchmark rate based on SOFR in connection with the phase-out of LIBOR after June 30, 2023. The Moxy Construction Loan is collateralized by the Williamsburg Moxy Hotel.

As of December 31, 2022 and 2021, the outstanding principal balance of the Moxy Construction Loan was $65.6 million (including $1.7 million of interest capitalized to principal) which is presented, net of deferred financing fees of $2.0 million and $18.6 million (including $0.1 million of interest capitalized to principal) which is presented, net of deferred financing fees of $3.7 million, respectively, on the consolidated balance sheets and is classified as mortgage payable, net. As of December 31, 2022, the remaining availability under the facility was up to $11.4 million and its interest rate was 13.39%.

The Moxy Construction Loan (outstanding principal balance of $65.6 million as of December 31, 2022) matures on February 5, 2024. The Williamsburg Moxy Hotel Joint Venture currently intends to seek to extend or refinance the Moxy Construction Loan on or before its maturity date.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture has provided certain completion and carry cost guarantees. Furthermore, in connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture paid $3.7 million of loan fees and expenses during the year ended December 31, 2021 and accrued $0.8 million of loan exit fees which are due at the initial maturity date and are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of both and December 31, 2022 and 2021.

40 East End Ave. Joint Venture

On March 31, 2017, we entered into a joint venture agreement with SAYT Master Holdco LLC, an entity majority-owned and controlled by David Lichtenstein, who also majority owns and controls the Sponsor, and a related party, providing for us to acquire an approximate 33.3% membership interest in 40 East End Ave. Joint Venture from SAYT Master Holdco LLL for aggregate consideration of $10.3 million. As a result, SAYT Master Holdco LLC owns the an approximate 66.7% of the membership interest in the 40 East End Ave. Joint Venture.

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

Additionally, Lightstone Value Plus REIT I, Inc.(“Lightstone REIT I”), a REIT also sponsored by the Sponsor, made $30.0 million of preferred equity contributions (the “Preferred Contributions”) to a subsidiary of the 40 East End Ave. Joint Venture, pursuant to an instrument that entitles Lightstone REIT I to monthly preferred distributions at a rate of 12% per annum. No distributions may be paid to the members until the Preferred Contributions are redeemed in full. In December 2019 and February 2020, the 40 East End Ave. Joint Venture redeemed an aggregate $13.0 million and $11.0 million of Preferred Contributions, respectively, reducing Lightstone REIT I’s Preferred Contributions to $6.0 million, which remains outstanding as of December 31, 2022.

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed the 40 East End Project, a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City, which received its final TCO in March 2020. Through December 31, 2022, 21 of the 29 units in the 40 East Project have been sold and the 40 East End Ave. Joint Venture owns the remaining eight unsold units.

On December 19, 2019, the 40 East End Ave. Joint Venture obtained financing (the “Condo Loan”) from a financial institution of $95.2 million, of which $90.2 million was initially funded at closing and the remaining $5.0 million was subsequently advanced in April 2020. The Condo Loan, which was initially scheduled to mature on December 19, 2021, bore interest at LIBOR plus 2.45%, which was payable monthly, and required principal payments to be made at certain prescribed amounts from proceeds from the sales of condominium units with any remaining outstanding balance due in full at maturity.

On December 30, 2021, the 40 East End Ave. Joint Venture and the financial institution amended the Condo Loan providing for an extension of the maturity date to December 20, 2022 and revisions to the timing and amounts of required principal payments to be made from proceeds from the sale of condominium units, all of which were met. During the fourth quarter of 2022, the 40 East End Ave. Joint Venture repaid the Condo Loan in full.

Subsequent to our acquisition through December 31, 2022, we have made an aggregate of $8.4 million of capital contributions to the 40 East End Ave. Joint Venture, of which $2.5 million were made during the year ended December 31, 2022, including $2.0 million in the fourth quarter of 2022 to fund our proportionate share for the repayment in full of the Condo Loan.

Share Repurchase Program

Our share repurchase program (the “SRP”) may provide our stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to us, subject to restrictions.

On March 25, 2020, the Board of Directors amended the SRP to remove stockholder notice requirements and also approved the suspension of all redemptions.

Effective May 10, 2021, our Board of Directors reopened the SRP only for redemptions submitted in connection with either a stockholder’s death or hardship and set the price for all such purchases at our estimated net asset value per share, as determined by the Board of Directors and reported by the Company from time to time, on the date of redemption. Additionally, beginning on January 1, 2022, any requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death for consideration.

Our Board of Directors has established that on an annual basis we will not redeem in excess of 0.5% of the number of shares outstanding as of the end of the preceding year for either death or hardship redemptions, respectively. Redemption requests are expected to be processed on a quarterly basis and may be subject to pro ration if either type of redemption requests exceed the annual limitation. For

For the year ended December 31, 2022, we repurchased 79,324 Common Shares at a weighted average price per share of $8.55 per share. For the year ended December 31, 2021, we repurchased 59,745 Common Shares at a weighted average price per share of $8.50 per share.

Distributions

The Board of Directors commenced declaring and we began paying distributions on our Common Shares at the pro rata equivalent of an annual distribution of $0.80 per share, or an annualized rate of 8.0% assuming a purchase price of $10.00 per share, beginning with the period from June 22, 2015 through November 30, 2015 and monthly thereafter beginning with the month ending December 31, 2015 through the month ending June 30, 2019. Beginning with the month ending July 31, 2019 through the month ending March 31, 2020, the Board of Directors decreased the regular monthly distributions on our Common Shares to the pro rata equivalent of an annual distribution of $0.40 per share, or an annualized rate of 4.0% assuming a purchase price of $10.00 per share. Distributions were payable to stockholders of record at the close of business on the last day of the month-end. All distributions were paid on or about the 15th day of the month following the month-end. On March 25, 2020, the Board of Directors determined to suspend regular monthly distributions.

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

No distributions were declared or paid during the year ended December 31, 2022. Total distributions declared and paid during the year ended December 31, 2021 were $1.8 million and $5.0 million, respectively.

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

Lightstone Value Plus REIT IV, Inc. and Subsidiaries

(a Maryland corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lightstone Value Plus REIT IV, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus REIT IV, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Investment Property and Investment in Unconsolidated Affiliated Real Estate Entity – Impairment Evaluation

As of December 31, 2022, the Company had investment property (construction in progress) of $114.6 million and an investment in unconsolidated affiliated real estate entity of $12.9 million. As more fully described in Note 2 to the financial statements, the Company evaluates the recoverability of investment property at the lowest identifiable level, the individual property level, and the recoverability of the investment in unconsolidated real estate entity for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment property or the investment in unconsolidated real estate entity may not be recoverable. The Company utilizes judgment to determine if the severity of any single indicator, or the fact that there are a number of indicators of less severity that when combined, would result in an indication that the individual property may not be recoverable. The Company considers relevant facts and circumstances which may include the significant underperformance of an investment property relative to historical or projected future operating results as well as significant negative industry or economic trends. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated undiscounted future operating cash flows expected to be generated over the holding period of the investment property and from its eventual disposition to the carrying amount. The estimates include significant assumptions such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. An investment property is impaired only if management’s estimate of the fair value of the investment property is less than the carrying value and not recoverable. The ultimate realization of the Company’s investment in the unconsolidated affiliated real estate entity is dependent on a number of factors including the performance of that entity and market conditions. If the Company determines that a decline in the value of the investment in unconsolidated affiliated real estate entity is other than temporary, it will record an impairment charge.

We identified the impairment evaluation as a critical audit matter due to significant judgment by management in identifying indicators of impairment and in determining the estimated recoverability of the investment property and the investment in unconsolidated affiliated real estate entity. This in turn led to a high degree of auditor judgment, subjectivity, and audit effort in performing procedures to evaluate the reasonableness of management’s significant estimates and assumptions related to the impairment evaluation including identifying events and circumstances that exist that would indicate the carrying amount of the investment property and the investment in unconsolidated affiliated real estate entity may not be recoverable, as well as future operating income, holding period, residual values, entity performance and market conditions.

Addressing the matter involved performing procedures and evaluating audit evidence, in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls over the Company’s impairment evaluation. Our procedures included, among others, assessing the methodologies applied and identifying the existence of any triggering events. We assessed the development stage of the hotel project and its related progression to completion in comparing the overall cost basis to the potential developed value. For the investment in unconsolidated affiliated real estate entity, we considered the number of condo sales made during the year, while taking into account the current market and the individual unit sales margins. We also evaluated the forecast prepared by management to consider if the determination was reasonable considering the past and current performance of the investments and if consistent with evidence obtained in other areas of the audit. We tested the completeness and accuracy of the underlying data used by management in its evaluations. We held discussions with management about the current status of both the development project and the equity method investment to understand how management’s significant estimates and assumptions are developed considering potential future market conditions. In addition, we evaluated the mathematical accuracy of the calculations included in the Company’s evaluation.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2014.

EISNERAMPER LLP

Iselin, New Jersey

March 29, 2023

LIGHTSTONE VALUE PLUS REIT IV INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021

Assets

Investment property:
Construction in progress	$114,614,484	$72,999,787
Investment in unconsolidated affiliated real estate entity	12,998,999	10,793,084
Cash and cash equivalents	8,289,394	11,955,515
Restricted cash and other assets	2,369,666	440,855
Total Assets	$138,272,543	$96,189,241

Liabilities and Stockholders’ Equity

Mortgage payable, net	$63,631,383	$14,843,736
Accounts payable, accrued expenses and other liabilities	6,126,029	9,895,523
Subordinated advances - related party	13,825,600	13,638,646
Total Liabilities	83,583,012	38,377,905

Commitments and Contingencies

Stockholders’ Equity:

Company’s Stockholders’ Equity:

Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 8.4 million and 8.5 million shares issued and outstanding, respectively	83,984	84,777
Additional paid-in-capital	70,480,206	71,157,978
Accumulated deficit	(27,881,782)	(25,651,846)
Total Company’s Stockholders’ Equity	42,682,408	45,590,909
Noncontrolling interests	12,007,123	12,220,427
Total Stockholders’ Equity	54,689,531	57,811,336

Total Liabilities and Stockholders’ Equity	$138,272,543	$96,189,241

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT IV INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021

Loss:
Interest income	$90,900	$32,166
Loss from investment in unconsolidated affiliated real estate entity	(318,052)	(366,597)

Total loss	(227,152)	(334,431)

Expenses:
General and administrative costs	689,384	759,807
Interest expense, net	186,954	186,954
Pre-opening costs	1,504,568	-

Total expenses	2,380,906	946,761

Net loss	(2,608,058)	(1,281,192)

Less: net loss attributable to noncontrolling interests	378,122	710

Net loss attributable to Company’s common shares	$(2,229,936)	$(1,280,482)

Net loss per common share, basic and diluted	$(0.31)	$(0.15)

Weighted average number of common shares outstanding, basic and diluted	8,418,997	8,523,976

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT IV INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common		Additional Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity

BALANCE, December 31, 2020	8,537,424	$85,374	$71,665,213	$(22,542,114)	$-	$49,208,473

Net loss	-	-	-	(1,280,482)	(710)	(1,281,192)
Distributions declared (a)	-	-	-	(1,829,250)	-	(1,829,250)
Contributions of noncontrolling interests	-	-	-	-	12,221,137	12,221,137
Redemption and cancellation of shares	(59,745)	(597)	(507,235)	-	-	(507,832)

BALANCE, December 31, 2021	8,477,679	$84,777	$71,157,978	$(25,651,846)	$12,220,427	$57,811,336

(a) Dividends per share were $0.215.

Net loss	-	-	-	(2,229,936)	(378,122)	(2,608,058)
Distributions paid to noncontrolling interests	-	-	-	-	(128,452)	(128,452)
Contributions of noncontrolling interests	-	-	-	-	293,270	293,270
Redemption and cancellation of shares	(79,324)	(793)	(677,772)	-	-	(678,565)

BALANCE, December 31, 2022	8,398,355	$83,984	$70,480,206	$(27,881,782)	$12,007,123	$54,689,531

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT IV INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,608,058)	$(1,281,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from investment in unconsolidated affiliated real estate entity	318,052	366,597
Changes in assets and liabilities:
Increase in other assets	(951,253)	(167,455)
Increase in accounts payable, accrued expenses and other liabilities	332,792	174,171
Increase in accrued interest on subordinated advances - related party	186,953	186,954

Net cash used in operating activities	(2,721,514)	(720,925)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(42,367,024)	(23,825,033)
Investment in unconsolidated affiliated real estate entity	(2,523,967)	(171,658)
Net cash used in investing activities	(44,890,991)	(23,996,691)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	45,433,727	18,421,236
Mortgage payments	-	(16,000,000)
Payment of loan fees and expenses	-	(3,729,935)
Contributions of noncontrolling interests	293,270	12,221,137
Redemption and cancellation of common stock	(678,565)	(507,832)
Distributions paid to noncontrolling interests	(128,452)	-
Distributions paid to Company’s common stockholders	-	(4,980,697)

Net cash provided by financing activities	44,919,980	5,423,909

Net change in cash and cash equivalents and restricted cash	(2,692,525)	(19,293,707)
Cash and cash equivalents and restricted cash, beginning of year	12,197,119	31,490,826
Cash and cash equivalents and restricted cash, end of year	$9,504,594	$12,197,119

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,994,352	$683,628
Non-cash purchase of investment property	$4,330,936	$8,892,440
Unpaid interest accrued and capitalized as mortgage payable and construction in progress	$1,569,946	$139,113
Amortization of deferred financing costs included in construction in progress	$1,783,974	$783,323
Accrued exit fee	$-	$770,000

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

1. Structure

Lightstone Value Plus REIT IV, Inc. (“Lightstone REIT IV’’), which was formerly known as Lightstone Real Estate Income Trust, Inc. before September 15, 2021, is a Maryland corporation, formed on September 9, 2014, which elected to qualify as a real estate investment trust (’‘REIT’’) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2016.

Lightstone REIT IV, together with its subsidiaries is collectively referred to as the ’‘Company’’ and the use of ’‘we,’’ ’‘our,’’ ’‘us’’ or similar pronouns refers to Lightstone REIT IV or the Company as required by the context in which any such pronoun is used.

The Company has and may continue to seek opportunities to invest in real estate and real estate-related investments. The Company’s real estate investments may include operating properties and development projects and its real estate-related investment may include mezzanine loans, mortgage loans, bridge loans and preferred equity interests, with a focus on development-related investments, including investments intended to finance development or redevelopment opportunities. The Company may also invest in debt and derivative securities related to real estate assets. A portion of the Company’s investments may be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly owned by, The Lightstone Group, LLC (the “Sponsor”), its affiliates or other real estate investment programs it sponsors. Although the Company expects that most of its investments will be of these various types, it may also make other investments. In fact, it may invest in whatever types of investments that it believes are in its best interests.

The Company currently has one operating segment. As of December 31, 2022, the Company majority owned and consolidated the operating results of Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), a joint venture in which it has a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). The Company accounts for its unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

The Williamsburg Moxy Hotel Joint Venture owns land parcels located at 353-361 Bedford Avenue in the Williamsburg neighborhood of the borough of Brooklyn in New York City on which it is developing and constructing a 210-room branded hotel (the “Williamsburg Moxy Hotel”). As of December 31, 2022, the Williamsburg Moxy Hotel was under construction, but subsequently opened on March 7, 2023. Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), a REIT also sponsored by the Sponsor and a related party, owns the other 25% membership interest in the Williamsburg Moxy Hotel Joint Venture, which is accounted for as noncontrolling interests in the Company’s consolidated financial statements.

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City, which received its final TCO in March 2020. Through December 31, 2022, 21 of the 29 units in the condominium project have been sold and the 40 East End Ave. Joint Venture owns the remaining unsold units which are referred to as the 40 East End Project. SAYT Master Holdco LLC, an entity majority-owned and controlled by David Lichtenstein, who also majority owns and controls the Sponsor, and a related party, owns an approximate 66.7% membership into in the 40 East End Ave. Joint Venture

The Company’s advisor is Lightstone Real Estate Income LLC (the “Advisor”), which is majority owned by David Lichtenstein. On September 12, 2014, the Advisor contributed $200,000 for 20,000 shares of common stock (“Common Shares”), or $10.00 per share of the Lightstone REIT IV. Mr. Lichtenstein also is a majority owner of the equity interests of The Lightstone Group, LLC. The Lightstone Group, LLC served as the Sponsor during the Company’s initial public offering (the “Offering”) which terminated on March 31, 2017. Mr. Lichtenstein also owns 222,222 Common Shares which were issued on June 15, 2015 for $2.0 million, or $9.00 per share. Subject to the oversight of the Company’s board of directors (the “Board of Directors”) and pursuant to the terms of an advisory agreement, the Advisor has the primary responsibility for making investment decisions on behalf of the Company and managing its day-to-day operations. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT IV.

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

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

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

Noncontrolling Interests in Consolidated Subsidiaries

Noncontrolling interests in consolidated subsidiaries represents Lightstone REIT III’s 25% share of the equity in the Williamsburg Moxy Hotel Joint Venture. Income and losses attributable to the Williamsburg Moxy Hotel Joint Venture are allocated to the noncontrolling interest holder based on its ownership percentage. See Note 3 for additional information.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  At December 31, 2022 and 2021, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:

	December 31,
	2022	2021
Cash and cash equivalents	$8,289,394	$11,955,515
Restricted cash	1,215,200	241,604
Total cash, cash equivalents and restricted cash	$9,504,594	$12,197,119

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

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

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

Deferred Financing Costs

Deferred financing costs are recorded at cost and consist of loan fees and other direct costs incurred in issuing debt. Amortization of deferred financing costs is computed using a method that approximates the effective interest method over the term of the related debt and is included in interest expense in the consolidated statements of operations or capitalized to construction in progress. Unamortized deferred financing costs are included as a direct deduction from the related debt in the consolidated balance sheets.

Income Taxes

The Company elected to qualify and be taxed as a REIT  for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2016. As a REIT, the Company generally will not be subject to U.S. federal income tax on its net taxable income that it distributes currently to its stockholders. To maintain its REIT qualification under the Internal Revenue Code of 1986, as amended, or the Code, the Company must meet a number of organizational and operational requirements, including a requirement that it annually distribute to its stockholders at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If the Company fails to remain qualified for taxation as a REIT in any subsequent year and does not qualify for certain statutory relief provisions, its income for that year will be taxed at the regular corporate rate, and it may be precluded from qualifying for treatment as a REIT for the four-year period following its failure to qualify as a REIT. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. Additionally, even if the Company continues to qualify as a REIT, it may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on its undistributed income, if any.

The Company engages in certain activities through taxable REIT subsidiaries (“TRSs”). As such, the Company is subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2022 and 2021, the Company had no material uncertain income tax positions.

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

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Noncontrolling Interests

Noncontrolling interests represents the noncontrolling member’s share of the equity in certain of the Company’s consolidated real estate investments.  Income and losses are allocated to noncontrolling interest holders based generally on their ownership percentage.

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

3. Williamsburg Moxy Hotel

On July 17, 2019, the Company, through its then wholly owned subsidiary, Bedford Avenue Holdings LLC, acquired land parcels located at 353-361 Bedford Avenue in the Williamsburg neighborhood of the borough of Brooklyn in New York City, from unaffiliated third parties, for an aggregate purchase price of $30.4 million, excluding closing and other acquisition related costs, for the development and construction of the Williamsburg Moxy Hotel. As of December 31, 2022, the Williamsburg Moxy Hotel was under construction, but subsequently opened on March 7, 2023.

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, the Company formed the Williamsburg Moxy Hotel Joint Venture with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of the Company’s membership interest in Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to its acquisition, Lightstone REIT III has made net capital contributions to the Williamsburg Moxy Hotel Joint Venture aggregating $4.5 million through December 31, 2022, including $0.2 million made during the year ended December 31, 2022.

As a result, the Company and Lightstone REIT III have 75% and 25% membership interests, respectively, in the Williamsburg Moxy Hotel Joint Venture. Additionally, the Company is the managing member of the Williamsburg Moxy Hotel Joint Venture and Lightstone REIT III has consent rights with respect to all major decisions.

The Company has determined that the Williamsburg Moxy Hotel Joint Venture is a VIE and the Company is the primary beneficiary. As the Company is the member most closely associated with the Williamsburg Moxy Hotel Joint Venture and therefore has the power to direct the activities of the Williamsburg Moxy Hotel Joint Venture that most significantly impact its performance, the Company has consolidated the operating results and financial condition of the Williamsburg Moxy Hotel Joint Venture and accounted for the ownership interest of Lightstone REIT III as noncontrolling interests commencing on August 5, 2021. Contributions are allocated in accordance with each investor’s ownership percentage. Earnings and cash distributions are allocated in accordance with each investor’s ownership percentage.

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a development agreement (the “Development Agreement”) with an affiliate of the Advisor (the “Williamsburg Moxy Developer”) pursuant to which the Williamsburg Moxy Developer is being paid a development fee equal to 3% of hard and soft costs, as defined in the Development Agreement, incurred in connection with the development and construction of the Williamsburg Moxy Hotel (see Note 6 for additional information). Additionally on August 5, 2021, the Williamsburg Moxy Hotel Joint Venture obtained construction financing for the Williamsburg Moxy Hotel as discussed below. Additionally, the Advisor and its affiliates are reimbursed for certain development-related costs attributable to the Williamsburg Moxy Hotel.

As of December 31, 2022, the Williamsburg Moxy Hotel Joint Venture incurred and capitalized to construction in progress an aggregate of $114.6 million (including cumulative capitalized interest of $9.8 million) consisting of acquisition and other costs attributable to the development and construction of the Williamsburg Moxy Hotel. During the years ended December 31, 2022 and 2021, $6.6 million and $1.7 million, respectively, of interest was capitalized to construction in progress.

In preparation for the opening of the Williamsburg Moxy Hotel, which opened on March 7, 2023, the Williamsburg Moxy Hotel Joint Venture incurred pre-opening costs of $1.5 million during the year ended December 31, 2022. No pre-opening costs were incurred during 2021 period. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

An adjacent land owner has questioned the Williamsburg Moxy Hotel Joint Venture’s right to develop and construct the Williamsburg Moxy Hotel without his consent. The Williamsburg Moxy Hotel Joint Venture is currently responding to this concern and management believes it will, in due course, be recognized that the adjacent owner waived his right to object in 2017 when he signed a waiver, consent and subordination allowing the future development of our property as it exists today.  While this matter is currently pending in the court system, continued use of the property will ultimately be determined by the government of New York City and management has a number of avenues that it believes are viable paths to unfettered certificates of occupancy.  While any dispute has an element of uncertainty, management currently believes that the likelihood of an unfavorable outcome with respect to any of the aforementioned proceedings is remote. No provision for loss has been recorded in connection therewith. See Note 7 for additional information.

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility for up to $77.0 million (the “Moxy Construction Loan”) to fund the development, construction and certain pre-opening costs associated with the Williamsburg Moxy Hotel. The Moxy Construction Loan is scheduled to initially mature on February 5, 2024, with two, six-month extension options, subject to the satisfaction of certain conditions. The Moxy Construction Loan bears interest at LIBOR plus 9.00%, subject to a 9.50% floor,with monthly interest-only payments based on a rate of 7.50% and the excess added to the outstanding loan balance due at maturity. LIBOR as of December 31, 2022 and 2021 was 4.39% and 0.10%, respectively. Additionally, the Moxy Construction Loan provides for a replacement benchmark rate based on SOFR in connection with the phase-out of LIBOR after June 30, 2023. The Moxy Construction Loan is collateralized by the Williamsburg Moxy Hotel.

As of December 31, 2022 and 2021, the outstanding principal balance of the Moxy Construction Loan was $65.6 million (including $1.7 million of interest capitalized to principal) which is presented, net of deferred financing fees of $2.0 million and $18.6 million (including $0.1 million of interest capitalized to principal) which is presented, net of deferred financing fees of $3.7 million, respectively, on the consolidated balance sheets and is classified as mortgage payable, net. As of December 31, 2022, the remaining availability under the facility was up to $11.4 million and its interest rate was 13.39%.

The Moxy Construction Loan (outstanding principal balance of $65.6 million as of December 31, 2022) matures on February 5, 2024. The Williamsburg Moxy Hotel Joint Venture currently intends to seek to extend or refinance the Moxy Construction Loan on or before its maturity date.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture has provided certain completion and carry cost guarantees. Furthermore, in connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture paid $3.7 million of loan fees and expenses during the year ended December 31, 2021 and accrued $0.8 million of loan exit fees which are due at the initial maturity date and are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of both December 31, 2022 and 2021.

4. Investment in Unconsolidated Affiliated Real Estate Entity

40 East End Ave. Joint Venture

On March 31, 2017, the Company entered into a joint venture agreement with SAYT Master Holdco LLC, an entity majority-owned and controlled by David Lichtenstein, who also majority owns and controls the Sponsor, a related party, providing for the Company to acquire an approximate 33.3% in the 40 East End Ave. Joint Venture from SAYT Master Holdco LLC for aggregate consideration of $10.3 million. As a result, SAYT Master Holdco LLC owns an approximate 66.7% of the membership interest in the 40 East End Ave. Joint Venture.

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

Additionally, Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), a REIT also sponsored by the Sponsor, made $30.0 million of preferred equity contributions (the “Preferred Contributions”) to a subsidiary of the 40 East End Ave. Joint Venture, pursuant to an instrument that entitles Lightstone REIT I to monthly preferred distributions at a rate of 12% per annum. No distributions may be paid to the members until the Preferred Contributions are redeemed in full. In December 2019 and February 2020, the 40 East End Ave. Joint Venture redeemed an aggregate $13.0 million and $11.0 million of Preferred Contributions, respectively, reducing Lightstone REIT I’s Preferred Contributions to $6.0 million, which remains outstanding as of December 31, 2022.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed the 40 East End Project, a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City, which received its final TCO in March 2020. Through December 31, 2022, 21 of the 29 units in the 40 East End Project have been sold and the 40 East End Ave. Joint Venture owns the remaining eight unsold units.

On December 19, 2019, the 40 East End Ave. Joint Venture obtained financing (the “Condo Loan”) from a financial institution of $95.2 million, of which $90.2 million was initially funded at closing and the remaining $5.0 million was subsequently advanced in April 2020. The Condo Loan, which was previously scheduled to mature on December 19, 2021, bore interest at LIBOR plus 2.45%, which was payable monthly, and required principal payments to be made at certain prescribed amounts from proceeds from the sales of condominium units with any remaining outstanding balance due in full at maturity.

On December 30, 2021, the 40 East End Ave. Joint Venture and the financial institution amended the Condo Loan providing for an extension of the maturity date to December 20, 2022 and revisions to the timing and amounts of required principal payments to be made from proceeds from the sale of condominium units, all of which were met. During the fourth quarter of 2022, the 40 East End Ave. Joint Venture repaid the Condo Loan in full.

Subsequent to the Company’s acquisition through December 31, 2022, it has made an aggregate of $8.4 million of capital contributions to the 40 East End Ave. Joint Venture, of which $2.5 million were made during the year ended December 31, 2022, including $2.0 million in the fourth quarter of 2022 to fund its proportionate share for the repayment in full of the Condo Loan.

The 40 East End Ave. Joint Venture Financial Information

The following table represents the condensed income statements for the 40 East End Ave. Joint Venture:

(amounts in thousands)	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021

Revenues	$33,556	$58,529

Cost of goods sold	31,224	52,138
Other expenses	1,575	2,509
Impairment of real estate inventory	112	1,553
Operating income	645	2,329

Interest expense and other, net	(1,600)	(3,430)
Net loss	$(955)	$(1,101)
Company’s share of net loss (33.3%)	$(318)	$(367)

The following table represents the condensed balance sheets for the 40 East End Ave. Joint Venture:

	As of	As of
(amounts in thousands)	December 31, 2022	December 31, 2021

Real estate inventory	$44,663	$74,481
Cash and restricted cash	213	767
Other assets	406	436

Total assets	$45,282	$75,684

Mortgage payable, net	$-	$36,391
Other liabilities	316	972
Members’ capital	44,966	38,321

Total liabilities and members’ capital	$45,282	$75,684

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

5. Stockholders’ Equity

Preferred Stock

The Company’s charter authorizes the Company’s board of directors to designate and issue one or more classes or series of preferred stock without approval of the holders of Common Shares. On February 11, 2015, the Company amended and restated its charter to authorize the issuance of 50,000,000 shares of preferred stock. Prior to the issuance of shares of each class or series, the board of directors will be required by Maryland law and by the charter to set, subject to the charter restrictions on ownership and transfer of stock, the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of each class or series of preferred stock so issued, which may be more beneficial than the rights, preferences and privileges attributable to Common Shares. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. As of December 31, 2022, the Company had not issued any shares of preferred stock.

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

Distributions

The Company’s Board of Directors commenced declaring and it began paying distributions on its Common Shares at the pro rata equivalent of an annual distribution of $0.80 per share, or an annualized rate of 8.0% assuming a purchase price of $10.00 per share, beginning with the period from June 22, 2015 through November 30, 2015 and monthly thereafter beginning with the month ending December 31, 2015 through the month ending June 30, 2019. Beginning with the month ending July 31, 2019 through the month ending March 31, 2020, the Company’s Board of Directors decreased the regular monthly distributions on our Common Shares to the pro rata equivalent of an annual distribution of $0.40 per share, or an annualized rate of 4.0% assuming a purchase price of $10.00 per share. Distributions were payable to stockholders of record at the close of business on the last day of the month-end. All distributions were paid on or about the 15th day of the month following the month-end. On March 25, 2020, the Board of Directors determined to suspend regular monthly distributions.

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

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

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

No distributions were declared or paid during the year ended December 31, 2022. Total distributions declared and paid during the year ended December 31, 2021 were $1.8 million and $5.0 million, respectively.

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

Share Repurchase Program

The Company’s share repurchase program (the “SRP”) may provide its stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to the Company, subject to restrictions.

On March 25, 2020, the Board of Directors amended the SRP to remove stockholder notice requirements and also approved the suspension of all redemptions.

Effective May 10, 2021, the Board of Directors reopened the SRP only for redemptions submitted in connection with either a stockholder’s death or hardship and set the price for all such purchases at the Company’s estimated net asset value per share, as determined by the Board of Directors and reported by the Company from time to time, as of the date of redemption. Additionally, beginning on January 1, 2022, any requests for redemptions in connection with a stockholder’s death must be submitted and received by the Company within one year of the stockholder’s date of death for consideration.

The Board of Directors has established that on an annual basis, the Company will not redeem in excess of 0.5% of the number of shares outstanding as of the end of the preceding year for either death or hardship redemptions, respectively. Redemption requests are expected to be processed on a quarterly basis and may be subject to pro ration if either type of redemption requests exceed the annual limitation.

For the year ended December 31, 2022, the Company repurchased 79,324 Common Shares at a weighted average price per share of $8.55 per share. For the year ended December 31, 2021, the Company repurchased 59,745 Common Shares at a weighted average price per share of $8.50 per share.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

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

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

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

Development fees and the reimbursement of development-related costs attributable to the Williamsburg Moxy Hotel which are paid to the Advisor and its affiliates are capitalized and included in the carrying value of the investment in the Williamsburg Moxy Hotel, which is classified as construction in progress on the consolidated balance sheets. During the years ended December 31, 2022 and 2021, development fees and reimbursed development-related costs totaling $1.8 million and $1.7 million, respectively, were incurred. See Note 3 for additional information.

The Company has agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities. As of December 31, 2022 and 2021, the Company owed the Advisor and its affiliated entities $118,030 and $0.3 million, respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. Additionally, as of December 31, 2022 the Advisor and its affiliates owed the Company $3,961, which is included in restricted cash and other assets on the consolidated balance sheets.

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

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Distributions in connection with a liquidation of the Company initially will be made to holders of its Common Shares until holders of its Common Shares have received liquidation distributions equal to their respective net investments plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments. Thereafter, only if additional liquidating distributions are available, the Company will be obligated to repay the outstanding principal advances and related accrued interest to the Sponsor, as described in the Subordinated Agreement. In the event that additional liquidation distributions are available after the Company repays its holders of Common Shares their respective net investments plus their 8% return on investment and then the outstanding principal advances under the Subordinated Agreement and accrued interest to the Sponsor, such additional distributions will be paid to holders of its Common Shares and the Sponsor: 85.0% of the aggregate amount will be payable to holders of the Company’s Common Shares and the remaining 15.0% will be payable to the Sponsor.

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

As of both December 31, 2022 and 2021, an aggregate of approximately $12.6 million of principal advances have been funded, which along with the related accrued interest of $1.2 million and $1.0 million, respectively, are classified as Subordinated Advances – Related Party, a liability on the consolidated balance sheets. During both of the years ended December 31, 2022 and 2021, the Company accrued $186,954 of interest expense on the principal advances.

7. Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes. See Note 3 for additional information.

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

PART II. CONTINUED:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2022, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2022 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2023 concerning each of our directors serving in such capacity:

Name	Age	Principal Occupation and Positions Held	Year Term of Office Will Expire	Served as a Director Since
David Lichtenstein	62	Chief Executive Officer and Chairman of the Board of Directors	2023	2015
Steven Spinola	74	Director	2023	2015
Michael J. Demarco	63	Director	2023	2021

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

Executive Officers:

The following table presents certain information as of March 15, 2023 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held
David Lichtenstein	62	Chief Executive Officer and Chairman of the Board of Directors
Mitchell Hochberg	70	President and Chief Operating Officer
Joseph Teichman	49	General Counsel and Secretary
Seth Molod	59	Chief Financial Officer and Treasurer

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission (“SEC”). Officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2022, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2022.

Information Regarding Audit Committee

Our Board established an audit committee in September 2014. The charter of audit committee is available at www.lightstonecapitalmarkets.com/sec-filings or in print to any stockholder who requests it c/o Lightstone Value Plus REIT IV Inc., 1985 Cedar Bridge Avenue, Lakewood, NJ 08701. Our audit committee consists of Steven Spinola and Michael J. DeMarco each of whom is “independent” within the meaning of the NYSE listing standards. The Board determined that Mr. DeMarco is qualified as an audit committee financial expert as defined in Item 401 (h) of Regulation S-K. For more information regarding the relevant professional experience of Messrs. Spinola and DeMarco see “Directors.”

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found at www.lightstonecapitalmarkets.com/sec-filings

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

Our officers will not receive any cash compensation from us for their services as our officers. Additionally, our officers are officers of one or more of our related parties and are compensated by those entities (including our sponsor), in part, for their services rendered to us. From our inception through December 31, 2022, the Company has not compensated the officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 15, 2023 concerning each of our directors and executive officers serving in such capacities:

Name and Address of Beneficial Owner	Number of Shares of Common Stock of the Lightstone Income Trust Beneficially Owned	Percent of All Common Shares of the Lightstone Income Trust
David Lichtenstein (1)	242,222	2.9%
Steven Spinola	-	-
Michael J. DeMarco	-	-
Mitchell Hochberg	-	-
Seth Molod	-	-
Joseph Teichman	-	-
Our directors and executive officers as a group (6 persons)	242,222	2.8%

(1)	Includes 20,000 shares owned by our Advisor and 222,222 shares owned by an entity 100% owned by David Lichtenstein. Our Advisor is majority owned and controlled by David Lichtenstein. The beneficial owner’s business address is 1985 Cedar Bridge Avenue, Lakewood, New Jersey 08701.

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

Development fees and the reimbursement of development-related costs attributable to the Williamsburg Moxy Hotel which are paid to the Advisor and its affiliates are capitalized and included in the carrying value of the investment in the Williamsburg Moxy Hotel, which is classified as construction in progress on the consolidated balance sheets. During the years ended December 31, 2022 and 2021, development fees and reimbursed development-related costs totaling $1.8 million and $1.7 million, respectively, were incurred.

We have agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities. As of December 31, 2022 and 2021, we owed the Advisor and its affiliated entities $118,030 and $0.3 million, respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. Additionally, as of December 31, 2022 the Advisor and its affiliates owed us $3,961, which is included in restricted cash and other assets on the consolidated balance sheets.

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

As of both December 31, 2022 and 2021, an aggregate of approximately $12.6 million of principal advances have been funded, which along with the related accrued interest of $1,193,587 and $1,006,633, respectively, are classified as Subordinated Advances – Related Party, a liability on the consolidated balance sheets. During both of the years ended December 31, 2022 and 2021, the Company accrued $186,954 of interest expense, on the principal advances.

Williamsburg Moxy Hotel

On July 17, 2019, we, through our then wholly owned subsidiary, Bedford Avenue Holdings LLC, acquired land parcels located at 353-361 Bedford Avenue in the Williamsburg neighborhood of the borough of Brooklyn in New York City, from unaffiliated third parties for an aggregate purchase price of $30.4 million, excluding closing and other acquisition related costs, for the development and construction of Williamsburg Moxy Hotel. As of December 31, 2022, the Williamsburg Moxy Hotel was under construction, but subsequently opened on March 7, 2023.

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, we formed the Williamsburg Moxy Hotel Joint Venture with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of our membership interest in Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to its acquisition, Lightstone REIT III has made net capital contributions to the Williamsburg Moxy Hotel Joint Venture aggregating $4.5 million through December 31, 2022, including $0.2 million made during the year ended December 31, 2022.

As a result, we and Lightstone REIT III have 75% and 25% membership interests, respectively, in the Williamsburg Moxy Hotel Joint Venture. Additionally, we are the managing member of the Williamsburg Moxy Hotel Joint Venture and Lightstone REIT III has consent rights with respect to all major decisions.

We determined that the Williamsburg Moxy Hotel Joint Venture is a VIE and we are the primary beneficiary. As we are the member most closely associated with the Williamsburg Moxy Hotel Joint Venture and therefore have the power to direct the activities of the Williamsburg Moxy Hotel Joint Venture that most significantly impact its performance, we have consolidated the operating results and financial condition of the Williamsburg Moxy Hotel Joint Venture and accounted for the ownership interest of Lightstone REIT III as noncontrolling interests commencing on August 5, 2021. Contributions are allocated in accordance with each investor’s ownership percentage. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage.

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a development agreement (the “Development Agreement”) with an affiliate of the Advisor (the “Williamsburg Moxy Developer”) pursuant to which the Williamsburg Moxy Developer is being paid a development fee equal to 3% of hard and soft costs, as defined in the Development Agreement, incurred in connection with the development and construction of the Williamsburg Moxy Hotel (see Note 6 of the Notes to Consolidated Financial Statements for additional information). Additionally on August 5, 2021, the Williamsburg Moxy Hotel Joint Venture obtained construction financing for the Williamsburg Moxy Hotel as discussed below. Additionally, the Advisor and its affiliates are reimbursed for certain development and development-related costs attributable to the Williamsburg Moxy Hotel.

As of December 31, 2022, the Williamsburg Moxy Hotel Joint Venture incurred and capitalized to construction in progress an aggregate of $114.6 million (including cumulative capitalized interest of $9.8 million) consisting of acquisition and other costs attributable to the development and construction of the Williamsburg Moxy Hotel. During the years ended December 31, 2022 and 2021, $6.6 million and $1.7 million, respectively, of interest was capitalized to construction in progress.

In preparation for the opening of the Williamsburg Moxy Hotel, which opened on March 7, 2023, the Williamsburg Moxy Hotel Joint Venture incurred pre-opening costs of $1.5 million during the year ended December 31, 2022. No pre-opening costs were incurred during 2021 period. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility for up to $77.0 million (the “Moxy Construction Loan”) to fund the development, construction and certain pre-opening costs associated with the Williamsburg Moxy Hotel. The Moxy Construction Loan is scheduled to initially mature on February 5, 2024, with two, six-month extension options, subject to the satisfaction of certain conditions. The Moxy Construction Loan bears interest at LIBOR plus 9.00%, subject to a 9.50% floor, with monthly interest-only payments based on a rate of 7.50% and the excess added to the outstanding loan balance due at maturity. LIBOR as of December 31, 2022 and 2021 was 4.39% and 0.10%, respectively. Additionally, the Moxy Construction Loan provides for a replacement benchmark rate based on SOFR in connection with the phase-out of LIBOR after June 30, 2023. The Moxy Construction Loan is collateralized by the Williamsburg Moxy Hotel.

As of December 31, 2022 and 2021, the outstanding principal balance of the Moxy Construction Loan was $65.6 million (including $1.7 million of interest capitalized to principal) which is presented, net of deferred financing fees of $2.0 million and $18.6 million (including $0.1 million of interest capitalized to principal) which is presented, net of deferred financing fees of $3.7 million, respectively, on the consolidated balance sheets and is classified as mortgage payable, net. As of December 31, 2022, the remaining availability under the facility was up to $11.4 million and its interest rate was 13.39%.

The Moxy Construction Loan (outstanding principal balance of $65.6 million as of December 31, 2022) matures on February 5, 2024. The Williamsburg Moxy Hotel Joint Venture currently intends to seek to extend or refinance the Moxy Construction Loan on or before its maturity date.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture has provided certain completion and carry cost guarantees. Furthermore, in connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture paid $3.7 million of loan fees and expenses during the year ended December 31, 2021 and accrued $0.8 million of loan exit fees which are due at the initial maturity date and are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of both and December 31, 2022 and 2021.

40 East End Ave. Joint Venture

On March 31, 2017, we entered into a joint venture agreement with SAYT Master Holdco LLC, an entity majority-owned and controlled by David Lichtenstein, who also majority owns and controls the Sponsor, and a related party, providing for us to acquire an approximate 33.3% membership interest in 40 East End Ave. Joint Venture from SAYT Master Holdco LLL for aggregate consideration of $10.3 million. As a result, SAYT Master Holdco LLC owns an approximate 66.7% of the membership interest in the 40 East End Ave. Joint Venture.

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

Additionally, Lightstone Value Plus REIT I, Inc.(“Lightstone REIT I”), a REIT also sponsored by the Sponsor, made $30.0 million of preferred equity contributions (the “Preferred Contributions”) to a subsidiary of the 40 East End Ave. Joint Venture, pursuant to an instrument that entitles Lightstone REIT I to monthly preferred distributions at a rate of 12% per annum. No distributions may be paid to the members until the Preferred Contributions are redeemed in full. In December 2019 and February 2020, the 40 East End Ave. Joint Venture redeemed an aggregate $13.0 million and $11.0 million of Preferred Contributions, respectively, reducing Lightstone REIT I’s Preferred Contributions to $6.0 million, which remains outstanding as of December 31, 2022.

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed the 40 East End Project, a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City, which received its final TCO in March 2020. Through December 31, 2022, 21 of the 29 units in the 40 East Project have been sold and the 40 East End Ave. Joint Venture owns the remaining eight unsold units.

On December 19, 2019, the 40 East End Ave. Joint Venture obtained financing (the “Condo Loan”) from a financial institution of $95.2 million, of which $90.2 million was initially funded at closing and the remaining $5.0 million was subsequently advanced in April 2020. The Condo Loan, which was initially scheduled to mature on December 19, 2021, bore interest at LIBOR plus 2.45%, which was payable monthly, and required principal payments to be made at certain prescribed amounts from proceeds from the sales of condominium units with any remaining outstanding balance due in full at maturity.

On December 30, 2021, the 40 East End Ave. Joint Venture and the financial institution amended the Condo Loan providing for an extension of the maturity date to December 20, 2022 and revisions to the timing and amounts of required principal payments to be made from proceeds from the sale of condominium units, all of which were met. During the fourth quarter of 2022, the 40 East End Ave. Joint Venture repaid the Condo Loan in full.

Subsequent to our acquisition through December 31, 2022, we have made an aggregate of $8.4 million of capital contributions to the 40 East End Ave. Joint Venture, of which $2.5 million were made during the year ended December 31, 2022, including $2.0 million in the fourth quarter of 2022 to fund our proportionate share for the repayment in full of the Condo Loan.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

Our independent public accounting firm is EisnerAmper, LLP, Iselin, New Jersey, Auditor Firm ID 274.

Audit and Non-Audit Fees

The following table presents the aggregate fees billed to us for the years presented by our principal accounting firm:

	Year ended December 31, 2022	Year ended December 31, 2021
Audit Fees (a)	$160,650	$118,000
Tax Fees (b)	48,235	62,400

Total Fees	$208,885	$180,400

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus REIT IV Inc.:

We have reviewed and discussed with management Lightstone Value Plus REIT IV Inc.’s audited financial statements as of and for the year ended December 31, 2022.

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

Based on the reviews and discussions referred to above, we recommend to the board of directors that the financial statements referred to above be included in Lightstone Value Plus REIT IV Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022.

Audit Committee

Steven Spinola

Michael J. DeMarco

INDEPENDENT DIRECTORS’ REPORT

To the Stockholders of Lightstone Value Plus REIT IV Inc.:

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

The Company has and may continue to seek opportunities to invest in real estate and real estate-related investments. The Company’s real estate investments may include operating properties and development projects and its real estate-related investments may include mezzanine loans, mortgage loans, bridge loans and preferred equity interests, with a focus on development-related investments, including those intended to finance development or redevelopment opportunities. The Company may also invest in debt and derivative securities related to real estate assets. A portion of the Company’s investments may be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly, owned by, the Company’s sponsor, its affiliates or other real estate investment programs sponsored by it. Although the Company expects that most of its investments will be of these various types, it may make other investments. In fact, it may invest in whatever types of investments that it believes are in its best interests.

The Company has and may continue to focus its acquisition and origination activity on real estate properties and real estate-related investments located in the United States, including certain related-party investments generally conducted through joint venture arrangements. The Company sometimes refers to the foregoing types of investments as its targeted investments. The Company expects to target investments that generally will offer predictable current cash flow and/or attractive risk-adjusted returns based on the underwriting criteria established and employed by its advisor, which may include the anticipated leverage point, market and economic conditions, the location and quality of the underlying collateral and the borrower’s exit or refinancing plan. The Company’s ability to continue to execute its investment strategy may be enhanced through access to the sponsor’s extensive experience in both financing and developing real estate projects as well as in buying assets in the open market from third-parties. The Company has and will continue to seek to build a portfolio that may include some of or all the following investment characteristics: (a) provides current income; (b) is secured by high-quality commercial real estate; (c) includes subordinate capital investments by strong sponsors that support its investments and provide downside protection; and (d) possesses strong structural features that maximize repayment potential, such as a clear exit or refinancing plan by the borrower.

The Company has and may also continue to seek to invest in real estate-related loans and debt securities both by directly originating them and by purchasing them from third-party sellers. Although the Company generally prefers the benefits of direct origination, situations may arise to purchase real estate-related loans and debt securities, possibly at discounts to par, which compensate for the lack of control or structural enhancements typically associated with directly structured investments.

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

Steven Spinola

Michael J. DeMarco

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

LIGHTSTONE VALUE PLUS REIT IV INC.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2022

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, as part of this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT NO.	DESCRIPTION
1.1(2)	Amended and Restated Dealer Manager Agreement by and between Lightstone Value Plus REIT IV Inc. and Orchard Securities, LLC
1.2(4)	Form of Soliciting Dealer Agreement
3.1(6)	Second Articles of Amendment and Restatement of Lightstone Value Plus REIT IV Inc.
3.2(6)	Amended and Restated Bylaws of Lightstone Value Plus REIT IV Inc.
4.1(1)	Distribution Reinvestment Program, included as Appendix C to prospectus
4.2(5)	Description of Registrant’s Securities
5.1(1)	Opinion of Venable LLP re legality
10.1(3)	Advisory Agreement, dated as of March 4, 2015, by and between Lightstone Value Plus REIT IV Inc. and Lightstone Real Estate Income LLC
21*	Subsidiaries of the Registrant.
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus REIT IV Inc. on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 29, 2023, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statements.

*	As filed herewith
(1)	Previously filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (Reg. No. 333-200464) filed with the SEC on February 12, 2015.
(2)	Previously filed as an exhibit to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on January 12, 2017.
(3)	Previously filed as an exhibit to the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 15, 2016.
(4)	Previously filed as an exhibit to the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 28, 2017.
(5)	Previously filed as an exhibit to the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 19, 2021.
(6)	Previously filed as an exhibit to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on December 21, 2021.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT IV INC.

Date: March 29, 2023	By:	/s/ David Lichtenstein
David Lichtenstein
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board of Directors	March 29, 2023
David Lichtenstein	(Principal Executive Officer)

/s/ Seth Molod	Chief Financial Officer and Treasurer	March 29, 2023
Seth Molod	(Principal Financial Officer and Principal Accounting Officer)

/s/ Steven Spinola	Director	March 29, 2023
Steven Spinola

/s/ Michael J. DeMarco	Director	March 29, 2023
Michael J. DeMarco