Form 10-Q
period 2023-03-31
Lightstone Value Plus REIT IV, Inc.
filed 2023-05-15
CIK 1619312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☐   No ☑

As of May 7, 2023, there were 8.4 million outstanding shares of common stock of Lightstone Value Plus REIT IV, Inc.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets

Investment property:
Land and improvements	$35,845,388	$-
Building and improvements	73,718,975	-
Furniture and fixtures	9,986,133	-
Construction in progress	3,389,954	114,614,484
Gross investment property	122,940,450	114,614,484
Less accumulated depreciation	(271,098)	-
Net investment property	122,669,352	114,614,484

Investment in unconsolidated affiliated real estate entity	12,819,831	12,998,999
Cash and cash equivalents	8,639,109	8,289,394
Restricted cash	4,438,959	1,215,200
Other assets	677,331	1,154,466
Total Assets	$149,244,582	$138,272,543

Liabilities and Stockholders’ Equity

Mortgage payable, net	$74,111,207	$63,631,383
Accounts payable, accrued expenses and other liabilities	10,462,611	6,126,029
Subordinated advances - related party	13,871,698	13,825,600
Total Liabilities	98,445,516	83,583,012

Commitments and Contingencies

Stockholders’ Equity:
Company’s Stockholders’ Equity:
Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 8.4 million shares issued and outstanding	83,655	83,984
Additional paid-in-capital	70,197,997	70,480,206
Accumulated deficit	(30,738,723)	(27,881,782)
Total Company’s Stockholders’ Equity	39,542,929	42,682,408
Noncontrolling interests	11,256,137	12,007,123
Total Stockholders’ Equity	50,799,066	54,689,531
Total Liabilities and Stockholders’ Equity	$149,244,582	$138,272,543

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2023	2022
Hotel revenues:	$952,862	$-

Expenses:
Hotel operating expenses	1,339,914	-
Real estate taxes	3,520	-
General and administrative costs	256,394	215,354
Pre-opening costs	1,734,665	-
Depreciation and amortization	271,098	-
Total expenses	3,605,591	215,354

Interest income	64,363	-
Interest expense, net	(853,942)	(46,098)
Loss from investment in unconsolidated affiliated real estate entity	(220,834)	(264,042)
Other expense, net	(1,138)	-
Net loss	(3,664,280)	(525,494)
Less: net loss attributable to noncontrolling interests	807,339	15,494
Net loss attributable to Company’s common shares	$(2,856,941)	$(510,000)

Basic and diluted net loss per Company’s common share:
Net loss per Company’s common shares, basic and diluted	$(0.44)	$(0.06)

Weighted average number of common shares outstanding, basic and diluted	8,374,573	8,459,314

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

			Additional
	Common		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity
BALANCE, December 31, 2021	8,477,679	$84,777	$71,157,978	$(25,651,846)	$12,220,427	$57,811,336

Net loss	-	-	-	(510,000)	(15,494)	(525,494)
Contributions of noncontrolling interests	-	-	-	-	118,270	118,270
Redemption and cancellation of common stock	(25,429)	(254)	(215,895)	-	-	(216,149)

BALANCE, March 31, 2022	8,452,250	$84,523	$70,942,083	$(26,161,846)	$12,323,203	$57,187,963

			Additional
	Common		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity
BALANCE, December 31, 2022	8,398,355	$83,984	$70,480,206	$(27,881,782)	$12,007,123	$54,689,531

Net loss	-	-	-	(2,856,941)	(807,339)	(3,664,280)
Contributions of noncontrolling interests	-	-	-	-	56,353	56,353
Redemption and cancellation of common stock	(32,929)	(329)	(282,209)	-	-	(282,538)

BALANCE, March 31, 2023	8,365,426	$83,655	$70,197,997	$(30,738,723)	$11,256,137	$50,799,066

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,664,280)	$(525,494)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Loss from investment in unconsolidated affiliated real estate entity	220,834	264,042
Depreciation and amortization	271,098	-
Amortization of deferred financing costs	119,891	-
Changes in assets and liabilities:
Decrease/(increase) in other assets	477,134	(304,946)
Increase in accounts payable, accrued expenses and other liabilities	5,179,888	390,890
Increase in accrued interest on subordinated advances - related party	46,098	46,098
Net cash provided by/(used in) operating activities	2,650,663	(129,410)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(7,782,803)	(10,775,241)
Investment in unconsolidated affiliated real estate entity	(41,666)	(190,657)
Cash used in investing activities	(7,824,469)	(10,965,898)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	8,973,465	10,788,447
Contributions of noncontrolling interests	56,353	118,270
Redemption and cancellation of common stock	(282,538)	(216,149)
Net cash provided by financing activities	8,747,280	10,690,568

Change in cash, cash equivalents and restricted cash	3,573,474	(404,740)
Cash, cash equivalents and restricted cash, beginning of year	9,504,594	12,197,119
Cash, cash equivalents and restricted cash, end of period	$13,078,068	$11,792,379

Supplemental disclosure of cash flow information:
Capital expenditures for investment property in accounts payable, accrued expenses and other liabilities	$3,487,630	$7,884,573
Unpaid interest accrued and capitalized as mortgage payable and investment property	$1,060,366	$130,560
Amortization of deferred financing costs included in investment property	$326,103	$445,994

The following is a summary of the Company’s cash, cash equivalents and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$8,639,109	$11,418,478
Restricted cash	4,438,959	373,901
Total cash, cash equivalents and restricted cash	$13,078,068	$11,792,379

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1.	Business and Structure

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

The Company currently has one operating segment. As of March 31, 2023, the Company majority owned and consolidated the operating results of Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), a joint venture in which it has a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). The Company accounts for its unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

The Williamsburg Moxy Hotel Joint Venture owns land parcels located at 353-361 Bedford Avenue in the Williamsburg neighborhood of the borough of Brooklyn in New York City on which it developed and constructed a 216-room branded hotel (the “Williamsburg Moxy Hotel”) that opened on March 7, 2023. Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), a REIT also sponsored by the Sponsor and a related party, owns the other 25% membership interest in the Williamsburg Moxy Hotel Joint Venture, which is accounted for as noncontrolling interests in the Company’s consolidated financial statements.

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through March 31, 2023, 22 of the 29 units in the condominium project have been sold and the 40 East End Ave. Joint Venture owns the remaining unsold units which are referred to as the 40 East End Project. SAYT Master Holdco LLC, an entity majority-owned and controlled by David Lichtenstein, who also majority owns and controls the Sponsor, and a related party, owns an approximate 66.7% membership into in the 40 East End Ave. Joint Venture

The Company’s advisor is Lightstone Real Estate Income LLC (the “Advisor”), which is majority owned by David Lichtenstein. On September 12, 2014, the Advisor contributed $200,000 for 20,000 shares of common stock (“Common Shares”), or $10.00 per share of the Lightstone REIT IV. Mr. Lichtenstein also is a majority owner of the equity interests of The Lightstone Group, LLC. The Lightstone Group, LLC served as the Sponsor during the Company’s initial public offering (the “Offering”) which terminated on March 31, 2017. Mr. Lichtenstein also owns 222,222 Common Shares which were issued on June 15, 2015 for $2.0 million, or $9.00 per share. Subject to the oversight of the Company’s board of directors (the “Board of Directors”) and pursuant to the terms of an advisory agreement, the Advisor has the primary responsibility for making investment decisions on behalf of the Company and managing its day-to-day operations. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT IV.

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

Related Parties

The Sponsor, Advisor and its affiliates are related parties of the Company as well as other public REITs also sponsored and/or advised by these entities. Certain of these entities are entitled to compensation for services related to the investment, management and disposition of the Company’s assets. The compensation is based on the cost of acquired properties/investments and the annual revenue earned from such properties/investments, and other such fees and expense reimbursements as outlined in each of the respective agreements.

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

2.	Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the periods presented. The accompanying unaudited consolidated financial statements of the Lightstone REIT IV have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.

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

The consolidated balance sheet as of December 31, 2022 included herein has been derived from the consolidated balance sheet included in the Company’s Annual Report on Form 10-K.

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

Revenue Recognition

Revenues consist of amounts derived from hotel operations, including occupied hotel rooms and sales of food, beverage and other ancillary services and are presented on a disaggregated basis below. Revenues are recorded net of any sales or occupancy tax collected from our guests.

Room revenue is generated through contracts with customers whereby the customers agree to pay a daily rate for right to use a hotel room. The Company’s contract performance obligations are fulfilled at the end of the day that the customer is provided the room and revenue is recognized daily at the contract rate. Payment from the customer is secured at the end of the contract upon check-out by the customer from our hotel. The Company participates in frequent guest programs sponsored by the brand owner of its hotel whereby the brand owner allows guests to earn loyalty points during their hotel stay. The Company recognizes revenue at the amount earned that it will receive from the brand owner when a guest redeems their loyalty points by staying at the Company’s hotel.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Revenue from food, beverage and other ancillary services is generated when a customer chooses to purchase goods or services separately from a hotel room and revenue is recognized when these goods or services are provided to the customer and the Company’s contract performance obligations have been fulfilled.

Some contracts for rooms, food, beverage or other services require an upfront deposit which is recorded as deferred revenues (or contract liabilities) and recognized once the performance obligations are satisfied. The contract liabilities are not significant.

The Company notes no significant judgments regarding the recognition of room, food and beverage or other revenues.

The following table represents the total revenues from hotel operations on a disaggregated basis:

For the Three Months ended March 31,
2023
Hotel revenues
Room	$599,365
Food, beverage and other	353,497
Total hotel revenues	$952,862

Accounts Receivable

The Company analyzes accounts receivable aging, historical bad debt levels, customer credit worthiness, current economic trends and management’s expectations about future economic conditions when evaluating the adequacy of the allowance for doubtful accounts and credit loss reserves. The Company’s reported net income or loss is directly affected by management’s estimate of the collectability of accounts receivable.

Depreciation and Amortization

Depreciation expense is computed based on the straight-line method over the estimated useful life of the applicable real estate asset. The Company generally uses estimated useful lives of up to 39 years for buildings and improvements and 5 to 10 years for furniture and fixtures. Maintenance and repairs will be charged to expense as incurred.

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

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board issued an accounting standards update, “Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments,” which changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The updated standard replaces the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For trade and other receivables and held to maturity debt securities, entities are required to use a new forward looking expected loss model that generally will result in the earlier recognition of allowances for losses. The Company has adopted this standard noting that it did not have a material impact on the Company’s financial statements or related disclosures.

Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Adverse Developments Affecting the Financial Services Industry and Concentration of Risk

As of March 31, 2023 and December 31, 2022, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash, cash equivalents or restricted cash. However, in March and April 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While these events have not had a material direct impact on the Company’s operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the Company’s ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on its business, financial condition and results of operations.

Current Environment

The Company’s operating results are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, the Company’s business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability and terms of financings, financial markets volatility, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws and regulations, outbreaks of contagious diseases, cybercrime, loss of key relationships, inflation and recession.

The Company’s overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, certain labor and supply chain challenges, and developments related to the COVID-19 pandemic, and other changes in economic conditions, may adversely affect the Company’s results of operations and financial performance.

3.	Williamsburg Moxy Hotel

On July 17, 2019, the Company, through its then wholly owned subsidiary, Bedford Avenue Holdings LLC, acquired land parcels located at 353-361 Bedford Avenue in the Williamsburg neighborhood of the borough of Brooklyn in New York City, from unaffiliated third parties, for an aggregate purchase price of $30.4 million, excluding closing and other acquisition related costs, for the development and construction of the Williamsburg Moxy Hotel. The Williamsburg Moxy Hotel opened on March 7, 2023 and certain of its food and beverage venues are expected to open during the second quarter of 2023.

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, the Company formed the Williamsburg Moxy Hotel Joint Venture with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of the Company’s membership interest in Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to its acquisition, Lightstone REIT III has made capital contributions to the Williamsburg Moxy Hotel Joint Venture aggregating $4.6 million through March 31, 2023, including $0.1 million made during the three months ended March 31, 2023.

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

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a development agreement (the “Development Agreement”) with an affiliate of the Advisor (the “Williamsburg Moxy Developer”) pursuant to which the Williamsburg Moxy Developer is being paid a development fee equal to 3% of hard and soft costs, as defined in the Development Agreement, incurred in connection with the development and construction of the Williamsburg Moxy Hotel (see Note 6 for additional information). Additionally on August 5, 2021, the Williamsburg Moxy Hotel Joint Venture obtained construction financing for the Williamsburg Moxy Hotel as discussed below. Furthermore, the Advisor and its affiliates are reimbursed for certain development-related costs attributable to the Williamsburg Moxy Hotel.

In connection with the opening of the Williamsburg Moxy Hotel on March 7, 2023, substantially all of its aggregate development costs ($119.5 million), which were previously included in construction in progress on the consolidated balance sheets, were placed in service and reclassified to land and improvements ($35.8 million), buildings and improvements ($73.7 million), and furniture and fixtures ($10.0 million) on the consolidated balance sheets. Development costs of $3.4 million, primarily associated with certain food and beverage venues, which are expected to open in the second quarter of 2023, were classified as construction in progress on the consolidated balance sheet as of March 31, 2023.

In preparation for the opening of the Williamsburg Moxy Hotel, which opened on March 7, 2023, the Williamsburg Moxy Hotel Joint Venture incurred pre-opening costs of $1.7 million during the three months ended March 31, 2023. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

An adjacent land owner has filed a claim questioning the Williamsburg Moxy Hotel Joint Venture’s right to develop and construct the Williamsburg Moxy Hotel without his consent. The Williamsburg Moxy Hotel Joint Venture is currently responding to this claim and management believes it will, in due course, be recognized that the adjacent owner waived his right to object in 2017 when he signed a waiver, consent and subordination allowing the future development of our property as it exists today. While this matter is currently pending in the court system, continued use of the property will ultimately be determined by the government of New York City and management has a number of avenues that it believes are viable paths to unfettered certificates of occupancy. While any dispute has an element of uncertainty, management currently believes that the likelihood of an unfavorable outcome with respect to any of the aforementioned proceedings is remote. No provision for loss has been recorded in connection therewith. See Note 7 for additional information.

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility for up to $77.0 million (the “Moxy Construction Loan”) to fund the development, construction and certain pre-opening costs associated with the Williamsburg Moxy Hotel. The Moxy Construction Loan is scheduled to initially mature on February 5, 2024, with two, six-month extension options, subject to the satisfaction of certain conditions. The Moxy Construction Loan bears interest at LIBOR plus 9.00%, subject to a 9.50% floor, with monthly interest-only payments based on a rate of 7.50% and the excess added to the outstanding loan balance due at maturity. LIBOR as of March 31, 2023 and December 31, 2022 was 4.86% and 4.39%, respectively. Additionally, the Moxy Construction Loan provides for a replacement benchmark rate based on SOFR in connection with the phase-out of LIBOR after June 30, 2023. The Moxy Construction Loan is collateralized by the Williamsburg Moxy Hotel.

As of March 31, 2023 and December 31, 2022, the outstanding principal balance of the Moxy Construction Loan was $75.6 million (including $2.8 million of interest capitalized to principal) which is presented, net of deferred financing fees of $1.5 million and $65.6 million (including $1.7 million of interest capitalized to principal) which is presented, net of deferred financing fees of $2.0 million, respectively, on the consolidated balance sheets and is classified as mortgage payable, net. As of March 31, 2023, the remaining availability under the facility was up to $1.4 million and its interest rate was 13.86%. Additionally, the Williamsburg Moxy Hotel Joint Venture was required by the lender to deposit $3.0 million of key money (the “Key Money”) received from Marriott International, Inc. (“Marriott”) during the first quarter of 2023 into an escrow account (included in restricted cash on the consolidated balance sheet as of March 31, 2023). Both the remaining availability under the Moxy Construction Loan and the Key Money may be used to fund the remaining construction and pre-opening costs for the project. See Note 7 for additional information.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

The Moxy Construction Loan (outstanding principal balance of $75.6 million as of March 31, 2023) matures on February 5, 2024. The Williamsburg Moxy Hotel Joint Venture currently intends to seek to extend or refinance the Moxy Construction Loan on or before its maturity date.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture has provided certain completion and carry cost guarantees. Furthermore, in connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture accrued $0.8 million of loan exit fees which are due at the initial maturity date and are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of both March 31, 2023 and December 31,2022.

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

Additionally, Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), a REIT also sponsored by the Sponsor, made $30.0 million of preferred equity contributions (the “Preferred Contributions”) to a subsidiary of the 40 East End Ave. Joint Venture, pursuant to an instrument that entitles Lightstone REIT I to monthly preferred distributions at a rate of 12% per annum. No distributions may be paid to the members until the Preferred Contributions are redeemed in full. Through March 31, 2023, the 40 East End Ave. Joint Venture has redeemed an aggregate $26.3 million of Preferred Contributions (including $2.3 million redeemed during the first quarter of 2023), reducing Lightstone REIT I’s Preferred Contributions to $3.7 million, which remains outstanding as of March 31, 2023.

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed the 40 East End Project, a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through March 31, 2023, 22 of the 29 units in the 40 East End Project have been sold and the 40 East End Ave. Joint Venture owns the remaining seven unsold units, which are referred to as the 40 East End Avenue Project.

Subsequent to the Company’s acquisition through March 31, 2023, it has made an aggregate of $8.5 million of capital contributions to the 40 East End Ave. Joint Venture, of which $0.1 million were made during the three months ended March 31, 2023.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

The 40 East End Ave. Joint Venture Financial Information

The following table represents the condensed income statements for the 40 East End Ave. Joint Venture:

(amounts in thousands)	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Revenues	$4,455	$4,794

Cost of goods sold	4,566	4,660
Impairment of real estate inventory	-	112
Other expenses	373	387

Operating loss	(484)	(365)

Interest expense and other, net	(179)	(428)
Net loss	$(663)	$(793)
Company’s share of net loss (33.3%)	$(221)	$(264)

The following table represents the condensed balance sheets for the 40 East End Ave. Joint Venture:

	As of	As of
(amounts in thousands)	March 31, 2023	December 31, 2022
Real estate inventory	$40,282	$44,663
Cash and restricted cash	27	213
Other assets	2,258	406
Total assets	$42,567	$45,282

Other liabilities	$431	$316
Members’ capital	42,136	44,966
Total liabilities and members’ capital	$42,567	$45,282

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

5.	Stockholders’ Equity

Distributions on Common Shares

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

SRP

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

For the three months ended March 31, 2023, the Company repurchased 32,929 Common Shares at a weighted average price per share of $8.58 per share. For the three months ended March 31, 2022, the Company repurchased 25,429 Common Shares at a weighted average price per share of $8.50 per share.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
Development fees and cost reimbursement(1)	$286,042	$431,500
Asset management fees (general and administrative costs)	60,257	-
Total	$346,299	$431,500

(1)	Development fees and the reimbursement of development-related costs that we pay to the Advisor and its affiliates are capitalized and are included in the carrying value of the a Williamsburg Moxy Hotel. See Note 3 for additional information.

As of March 31, 2023 and December 31, 2022, the Company owed the Advisor and its affiliated entities $76,634 and $118,030, respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. Additionally, as December 31, 2022, the Advisor and its affiliated entities owed the Company $3,961, which was included in other assets on the consolidated balance sheets.

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

As of both March 31, 2023 and December 31, 2022, an aggregate of approximately $12.6 million of Subordinated Advances had been funded, which along with the related accrued interest of $1.2 million are classified as Subordinated Advances – Related Party, a liability on the consolidated balance sheets. During both the three months ended March 31, 2023 and 2022, the Company accrued $46,098 of interest on the Subordinated Advances.

7.	Commitments and Contingencies

Hotel Franchise Agreement

The Williamsburg Moxy Hotel operates pursuant to a 30-year franchise agreement (the “Hotel Franchise Agreement”) with Marriott International, Inc. (“Marriott”). The Hotel Franchise Agreement provides for the Company to pay franchise fees and marketing fund charges equal to certain prescribed percentages of gross room sales, as defined. Additionally, pursuant to the terms of the Hotel Franchise Agreement, the Company received a key money (“Key Money”) payment of $3.0 million from Marriott during the first quarter of 2023. The Key Money, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets is being amortized as a reduction to franchise fees over the term of the Hotel Franchise Agreement. As of March 31, 2023 the remaining unamortized balance of the Key Money was $3.0 million. Pursuant to the terms of the Hotel Franchise Agreement, the Company may be obligated to return the unamortized portion of the Key Money back to Marriott upon the occurrence of certain events. The franchise fees and marketing fund charges are recorded as a component of hotel operating expenses in the consolidated statements of operations.

Hotel Management Agreements

With respect to the Williamsburg Moxy Hotel, the Company has entered into a hotel management agreement, food and beverage operations management agreement and an asset management agreement (collectively, the “Hotel Management Agreements”) with various third-party management companies pursuant to which they provide oversight and management over the operation of the Williamsburg Moxy Hotel and its food and beverage venues and receive payment of certain prescribed management fees, generally based on a percentage of revenues and certain incentives for exceeding targeted earnings thresholds. The management fees are recorded as a component of hotel operating expenses on the consolidated statements of operations. The Hotel Management Agreements have initial terms ranging from five to 20 years.

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

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Lightstone Value Plus REIT IV, Inc. and Subsidiaries and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Lightstone Value Plus REIT IV, Inc., a Maryland corporation, and its subsidiaries.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include discussion and analysis of the financial condition of Lightstone Value Plus REIT IV, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), including our ability to make accretive real estate or real estate-related investments, rent space on favorable terms, to address our debt maturities and to fund our liquidity requirements, to sell our assets when we believe advantageous to achieve our investment objectives, our anticipated capital expenditures, the amount and timing of anticipated future cash distributions to our stockholders, the estimated net asset value per share of our common stock (“NAV per Share”), and other matters. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors described below:

●	market and economic challenges experienced by the U.S. and global economies or real estate industry as a whole and the local economic conditions in the markets in which our investments are located. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; such as inflation, recession, political upheaval or uncertainty, terrorism and acts of war, natural and man-made disasters, cybercrime, and outbreaks of contagious diseases;

●	the availability of cash flow from operating activities for distributions, if required to maintain our status as a real estate investment trust, or REIT;

●	conflicts of interest arising out of our relationships with our advisor and its affiliates;

●	our ability to retain our executive officers and other key individuals who provide advisory and property management services to us;

●	our level of debt and the terms and limitations imposed on us by our debt agreements;

●	the availability of credit generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;

●	our ability to make accretive investments;

●	our ability to diversify our portfolio of assets;

●	changes in market factors that could impact our rental rates and operating costs;

●	our ability to secure leases at favorable rental rates;

●	our ability to sell our assets at a price and on a timeline consistent with our investment objectives;

●	impairment charges;

●	unfavorable changes in laws or regulations impacting our business, our assets or our key relationships; and

●	factors that could affect our ability to qualify as a real estate investment trust.

Forward-looking statements in this Quarterly Report on Form 10-Q reflect our management’s view only as of the date of this Report, and may ultimately prove to be incorrect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results, except as required by applicable law. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

Cautionary Note

The representations, warranties, and covenants made by us in any agreement filed as an exhibit to this Quarterly Report on Form 10-Q are made solely for the benefit of the parties to the agreement, including, in some cases, for the purpose of allocating risk among the parties to the agreement, and should not be deemed to be representations, warranties, or covenants to or with any other parties. Moreover, these representations, warranties, or covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.

Business and Structure

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

We currently have one operating segment. As of March 31, 2023, we majority owned and consolidated the operating results of Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), a joint venture in which we have a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

The Williamsburg Moxy Hotel Joint Venture owns land parcels located at 353-361 Bedford Avenue in the Williamsburg neighborhood of the borough of Brooklyn in New York City on which it developed and constructed a 216-room branded hotel (the “Williamsburg Moxy Hotel”) that opened on March 7, 2023. Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), a REIT also sponsored by the Sponsor and a related party, owns the other 25% membership interest in the Williamsburg Moxy Hotel Joint Venture, which is accounted for as noncontrolling interests in our consolidated financial statements.

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project (the “40 East End Project”) located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through March 31, 2023, 22 of the 29 units in the 40 East End Project have been sold and the 40 East End Ave. Joint Venture owns the remaining seven unsold units which are referred to as the 40 East End Avenue Project. SAYT Master Holdco LLC, an entity majority-owned and controlled by David Lichtenstein, who also majority owns and controls the Sponsor, and a related party, owns an approximate 66.7% membership into in the 40 East End Ave. Joint Venture.

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

As of March 31, 2023, $13.9 million of principal advances and related accrued interest were outstanding.

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

Adverse Developments Affecting the Financial Services Industry and Concentration of Credit Risk

As of March 31, 2023 and December 31, 2022, we had cash deposited in certain financial institutions in excess of federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash. However, in March and April 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While these events have not had a material direct impact on our operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, our ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on our business, financial condition and results of operations.

Current Environment

Our operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and uncertainty as a result of recent banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws and regulations, outbreaks of contagious diseases, cybercrime, loss of key relationships, inflation and recession.

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, certain labor and supply chain challenges, developments related to the COVID-19 pandemic and other changes in economic conditions may adversely affect our results of operations and financial performance.

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

Portfolio Summary –

As of March 31, 2023, we majority owned and consolidated the operating results of Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), a joint venture in which we have a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

The Williamsburg Moxy Hotel Joint Venture owns land parcels located at 353-361 Bedford Avenue in the Williamsburg neighborhood of the borough of Brooklyn in New York City on which it developed and constructed a 216-room branded hotel (the “Williamsburg Moxy Hotel”) that opened on March 7, 2023. Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), a REIT also sponsored by the Lightstone Group, LLC (the “Sponsor “) and a related party, owns the other 25% membership interest in the Williamsburg Moxy Hotel Joint Venture, which is accounted for as noncontrolling interests in our consolidated financial statements.

Hospitality	Location	Year Built	Date Acquired/Opened	For the Period from March 7, 2023 to March 31, 2023 Available Rooms	Percentage Occupied for the Period from March 7, 2023 to March 31, 2023	Revenue per Available Room (“RevPAR”) for the Period from March 7, 2023 to March 31, 2023	Average Daily Rate (“ADR”) for the Period from March 7, 2023 to March 31, 2023
Williamsburg Moxy Hotel	Williamsburg, New York	2023	3/7/2023	5,400	61%	$110.99	$182.40

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project (the “40 East Project”) located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through March 31, 2023, 22 of the 29 units in the 40 East End Project have been sold and the 40 East End Ave. Joint Venture owns the remaining seven unsold units which are referred to as the 40 East End Avenue Project. SAYT Master Holdco LLC, an entity majority-owned and controlled by David Lichtenstein, who also majority owns and controls the Sponsor, and a related party, owns an approximate 66.7% membership interest in the 40 East End Ave. Joint Venture.

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

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2023 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations

Opening of Williamsburg Moxy Hotel

On March 7, 2023, the Williamsburg Moxy Hotel Joint Venture substantially completed the development of majority owned and consolidated Williamsburg Moxy Hotel located in the Williamsburg neighborhood of the borough of Brooklyn in New York City and it opened for business.

Consolidated

Our consolidated revenues, hotel operating expenses, real estate taxes and depreciation and amortization for the three months ended March 31, 2023 are attributable to the Williamsburg Moxy Hotel which opened on March 7, 2023. The Williamsburg Moxy Hotel was under construction during the 2022 period and did not have any operating results. During the period from March 7, 2023 through March 31, 2023, the Williamsburg Moxy Hotel was 67% occupied and had RevPAR of $110.99 and ADR of $161.82.

Hotel revenues

Hotel revenues were $1.0 million for the three months ended March 31, 2023 as a result of the opening of the Williamsburg Moxy Hotel on March 7, 2023. Hotel revenues consisted of $0.6 million of room revenue and $0.4 million of food, beverage and other revenue.

Hotel operating expenses

Hotel operating expenses were $1.3 million for the three months ended March 31, 2023 as a result of the opening of the Williamsburg Moxy Hotel on March 7, 2023. Hotel operating expenses consisted of $0.7 million of room expense and $0.6 million of food and beverage costs.

General and administrative expenses

General and administrative expenses increased by $0.1 million to $0.3 million during the three months ended March 31, 2023 compared to $0.2 million for the same period in 2022. The increase is a result of the opening of the Williamsburg Moxy Hotel on March 7, 2023.

Depreciation and amortization

Depreciation and amortization expense was $0.3 million during the three months ended March 31, 2023 as a result of the opening of the Williamsburg Moxy Hotel on March 7, 2023.

Interest expense, net

Interest expense, net is attributable to the outstanding principal advances of $12.6 million (included in Subordinated Advances – Related Party on the Consolidated Balance Sheets) and the Moxy Construction Loan, and was $853,942 and $46,098 for the three months ended March 31, 2023 and 2022, respectively. The increase in interest expense is due to the cessation of the capitalization of the interest expense associated with the Moxy Construction Loan in connection with the substantial completion of construction of the Williamsburg Moxy Hotel on March 7, 2023. Additionally, during the three months ended March 31, 2023 and 2022, $2.0 million and $1.1 million, respectively, of interest was capitalized to construction in progress during the development and construction of the Williamsburg Moxy Hotel.

Loss from investment in unconsolidated affiliated real estate entity

Our loss from investment in unconsolidated affiliated real estate entity is solely attributable to our ownership interest in the 40 East End Ave. Joint Venture. The losses from our investment in the 40 East End Ave. Joint Venture were $0.2 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively. We account for our investment in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

Pre-opening costs

Pre-opening costs generally consist of non-recurring personnel, marketing and other costs. In preparation for the opening of the Williamsburg Moxy Hotel, which opened on March 7, 2023, we incurred pre-opening costs of $1.7 million during the three months ended March 31, 2023.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to Lightstone REIT III’s 25% membership interest in the Williamsburg Moxy Hotel Joint Venture commencing on August 5, 2021.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2023, we had cash and cash equivalents of $8.6 million and restricted cash of $4.4 million. We currently believe that our available cash on hand plus cash flow generated from the Williamsburg Moxy Hotel, which opened on March 7, 2023, will be sufficient to satisfy our expected cash requirements for at least twelve months from the date of filing this report, which primarily consist of our anticipated operating expenses, scheduled debt service, and any necessary capital contributions for our investment in unconsolidated affiliated real estate entity and distributions to our shareholders, if any, required to maintain our qualification as a REIT for the foreseeable future.

Additionally, although construction of Williamsburg Moxy Hotel, which opened on March 7, 2023, is substantially complete, we still have some remaining costs related to its development. However, these remaining costs associated with the development and construction of the Williamsburg Moxy Hotel are expected to be primarily funded from the availability under the related construction financing and certain key money (the “Key Money”) received from Marriott International, Inc. (“Marriott”) during the first quarter of 2023. See “Williamsburg Moxy Hotel” below for additional information.

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

We have agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities. As of March 31, 2023 and December 31, 2022, we owed the Advisor and its affiliated entities $76,634 and $118,030, respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. Additionally, as of December 31, 2022, the Advisor and its affiliates owed us $3,961, which is included in other assets on the consolidated balance sheets.

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

The following table represents the fees incurred associated with the payments to the Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
Development fees and cost reimbursement(1)	$286,042	$431,500
Asset management fees (general and administrative costs)	60,257	-
Total	$346,299	$431,500

(1)	Development fees and the reimbursement of development-related costs that we pay to the Advisor and its affiliates are capitalized and are included in the carrying value of the a Williamsburg Moxy Hotel.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Net cash flows provided by/(used in) operating activities	$2,650,663	$(129,410)
Cash flows used in investing activities	(7,824,469)	(10,965,898)
Net cash flows provided by financing activities	8,747,280	10,690,568
Change in cash, cash equivalents and restricted cash	3,573,474	(404,740)
Cash, cash equivalents and restricted cash, beginning of the year	9,504,594	12,197,119
Cash, cash equivalents and restricted cash, end of the period	$13,078,068	$11,792,379

Operating activities

The net cash provided by operating activities of $2.7 million during the three months ended March 31, 2023 consisted of our net loss of $3.7 million plus the net change in assets and liabilities of $5.7 million, our loss from our investment in unconsolidated affiliated real estate entity of $0.2 million, depreciation and amortization of $0.3 million and amortization of deferred financing costs of $0.1 million.

Investing activities

The cash used in investing activities during the three months ended March 31, 2023 of $7.8 million consisted primarily of $7.8 million of development and construction costs associated with the Williamsburg Moxy Hotel.

Financing activities

The net cash provided by financing activities during the three months ended March 31, 2023 of $8.7 million consisted of proceeds from the construction financing for the Williamsburg Moxy Hotel of $9.0 million and capital contributions made by Lightstone REIT III to the Williamsburg Moxy Hotel Joint Venture of $0.1 million partially offset by redemptions and cancellation of shares of common stock of $0.3 million.

Williamsburg Moxy Hotel

On July 17, 2019, we, through our then wholly owned subsidiary, Bedford Avenue Holdings LLC, acquired land parcels located at 353-361 Bedford Avenue in the Williamsburg neighborhood of the borough of Brooklyn in New York City, from unaffiliated third parties for an aggregate purchase price of $30.4 million, excluding closing and other acquisition related costs, for the development and construction of Williamsburg Moxy Hotel which opened on March 7, 2023.

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, we formed the Williamsburg Moxy Hotel Joint Venture with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of our membership interest in Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to its acquisition, Lightstone REIT III has made capital contributions to the Williamsburg Moxy Hotel Joint Venture aggregating $4.6 million through March 31, 2023, including $0.1 million made during the three months ended March 31, 2023.

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

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a development agreement (the “Development Agreement”) with an affiliate of the Advisor (the “Williamsburg Moxy Developer”) pursuant to which the Williamsburg Moxy Developer is being paid a development fee equal to 3% of hard and soft costs, as defined in the Development Agreement, incurred in connection with the development and construction of the Williamsburg Moxy Hotel (see Note 6 of the Notes to Consolidated Financial Statements for additional information). Additionally on August 5, 2021, the Williamsburg Moxy Hotel Joint Venture obtained construction financing for the Williamsburg Moxy Hotel as discussed below. Furthermore, the Advisor and its affiliates are reimbursed for certain development and development-related costs attributable to the Williamsburg Moxy Hotel.

In connection with the opening of the Williamsburg Moxy Hotel on March 7, 2023, substantially all of its aggregate development costs ($119.5 million), which were previously included in construction in progress on the consolidated balance sheets, were placed in service and reclassified to land and improvements ($35.8 million), buildings and improvements ($73.7 million), and furniture and fixtures ($10.0 million) on the consolidated balance sheets. Development costs of $3.4 million, primarily associated with certain food and beverage venues, which are expected to open in the second quarter of 2023, were classified as construction in progress on the consolidated balance sheet as of March 31, 2023.

In preparation for the opening of the Williamsburg Moxy Hotel, which opened on March 7, 2023, the Williamsburg Moxy Hotel Joint Venture incurred pre-opening costs of $1.7 million during the three months ended March 31, 2023. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs and are expensed as incurred.

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

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility for up to $77.0 million (the “Moxy Construction Loan”) to fund the development, construction and certain pre-opening costs associated with the Williamsburg Moxy Hotel. The Moxy Construction Loan is scheduled to initially mature on February 5, 2024, with two, six-month extension options, subject to the satisfaction of certain conditions. The Moxy Construction Loan bears interest at LIBOR plus 9.00%, subject to a 9.50% floor, with monthly interest-only payments based on a rate of 7.50% and the excess added to the outstanding loan balance due at maturity. LIBOR as of March 31, 2023 and 2022 was 4.86% and 4.39%, respectively. Additionally, the Moxy Construction Loan provides for a replacement benchmark rate based on SOFR in connection with the phase-out of LIBOR after June 30, 2023. The Moxy Construction Loan is collateralized by the Williamsburg Moxy Hotel.

As of March 31, 2023 and December 31,2022, the outstanding principal balance of the Moxy Construction Loan was $75.6 million (including $2.8 million of interest capitalized to principal) which is presented, net of deferred financing fees of $1.5 million and $65.6 million (including $1.7 million of interest capitalized to principal) which is presented, net of deferred financing fees of $2.0 million, respectively, on the consolidated balance sheets and is classified as mortgage payable, net. As of March 31, 2023, the remaining availability under the facility was up to $1.4 million and its interest rate was 13.86%. Additionally, the Williamsburg Moxy Hotel Joint Venture was required by the lender to deposit $3.0 million of Key Money received from Marriott during the first quarter of 2023 into an escrow account (included in restricted cash on the consolidated balance sheet as of March 31, 2023). Both the remaining availability under the Moxy Construction Loan and the Key Money may be used to fund the remaining construction and pre-opening costs for the project. See Note 7 of the Notes to Consolidated Financial Statements for additional information.

The Moxy Construction Loan (outstanding principal balance of $75.6 million as of March 31, 2023) matures on February 5, 2024. The Williamsburg Moxy Hotel Joint Venture currently intends to seek to extend or refinance the Moxy Construction Loan on or before its maturity date.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture has provided certain completion and carry cost guarantees. Furthermore, in connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture accrued $0.8 million of loan exit fees which are due at the initial maturity date and are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of both and March 31, 2023 and December 31, 2022.

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

Additionally, Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), a REIT also sponsored by the Sponsor, made $30.0 million of preferred equity contributions (the “Preferred Contributions”) to a subsidiary of the 40 East End Ave. Joint Venture, pursuant to an instrument that entitles Lightstone REIT I to monthly preferred distributions at a rate of 12% per annum. No distributions may be paid to the members until the Preferred Contributions are redeemed in full. Through March 31, 2023, the 40 East End Ave. Joint Venture has redeemed an aggregate $26.3 million of Preferred Contributions (including $2.3 million redeemed during the first quarter of 2023), reducing Lightstone REIT I’s Preferred Contributions to $3.7 million, which remains outstanding as of March 31, 2023.

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed the 40 East End Project, a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through March 31, 2023, 22 of the 29 units in the 40 East Project have been sold and the 40 East End Ave. Joint Venture owns the remaining seven unsold units, which are referred to as the 40 East End Avenue Project.

Subsequent to our acquisition through March 31, 2023, we have made an aggregate of $8.5 million of capital contributions to the 40 East End Ave. Joint Venture, of which $0.1 million were made during the three months ended March 31, 2023.

Distributions on Common Shares

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

SRP

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

Our Board of Directors has established that on an annual basis we will not redeem in excess of 0.5% of the number of shares outstanding as of the end of the preceding year for either death or hardship redemptions, respectively. Redemption requests are expected to be processed on a quarterly basis and may be subject to pro ration if either type of redemption requests exceed the annual limitation. For

For the three months ended March 31, 2023, we repurchased 32,929 Common Shares at a weighted average price per share of $8.58 per share. For the three months ended March 31, 2022, we repurchased 25,429 Common Shares at a weighted average price per share of $8.50 per share.

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

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no material weaknesses identified in the evaluation, and therefore, no corrective actions were taken.

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

101*

XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus REIT IV, Inc. on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 15, 2023, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT IV, INC.

Date: May 15, 2023	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)