Form 10-Q
period 2023-06-30
Lightstone Value Plus REIT IV, Inc.
filed 2023-08-14
CIK 1619312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Yes ☐   No ☑

As of August 7, 2023, there were 8.3 million outstanding shares of common stock of Lightstone Value Plus REIT IV, Inc.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets

Investment property:
Land and improvements	$35,845,388	$-
Building and improvements	78,047,363	-
Furniture and fixtures	11,105,886	-
Construction in progress	-	114,614,484
Gross investment property	124,998,637	114,614,484
Less accumulated depreciation	(1,139,808)	-
Net investment property	123,858,829	114,614,484
Investment in unconsolidated affiliated real estate entity	12,779,062	12,998,999
Cash and cash equivalents	6,106,462	8,289,394
Restricted cash	1,082,281	1,215,200
Other assets	2,269,493	1,154,466
Total Assets	$146,096,127	$138,272,543

Liabilities and Stockholders’ Equity

Mortgage payable, net	$77,402,592	$63,631,383
Accounts payable, accrued expenses and other liabilities	7,953,642	6,126,029
Subordinated advances - related party	13,918,308	13,825,600
Total Liabilities	99,274,542	83,583,012

Commitments and Contingencies

Stockholders’ Equity:
Company’s Stockholders’ Equity:
Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 8.3 million and 8.4 million shares issued and outstanding, respectively	83,075	83,984
Additional paid-in-capital	69,618,679	70,480,206
Accumulated deficit	(33,792,801)	(27,881,782)
Total Company’s Stockholders’ Equity	35,908,953	42,682,408
Noncontrolling interests	10,912,632	12,007,123
Total Stockholders’ Equity	46,821,585	54,689,531
Total Liabilities and Stockholders’ Equity	$146,096,127	$138,272,543

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Hotel revenues:	$7,106,082	$-	$8,058,944	$-

Expenses:
Hotel operating expenses	5,905,121	-	7,245,035	-
Real estate taxes	13,095	-	16,615	-
General and administrative costs	422,201	149,688	678,595	303,067
Pre-opening costs	493,679	357,308	2,228,344	419,283
Depreciation and amortization	868,710	-	1,139,808	-
Total expenses	7,702,806	506,996	11,308,397	722,350

Interest income	70,014	-	134,377	-
Interest expense, net	(3,208,914)	(46,610)	(4,062,856)	(92,708)
Loss from investment in unconsolidated affiliated real estate entity	(157,435)	(79,601)	(378,269)	(343,643)
Other expense, net	(4,524)	-	(5,662)	-
Net loss	(3,897,583)	(633,207)	(7,561,863)	(1,158,701)
Less: net loss attributable to noncontrolling interests	843,505	91,071	1,650,844	106,565
Net loss attributable to Company’s common shares	$(3,054,078)	$(542,136)	$(5,911,019)	$(1,052,136)

Basic and diluted net loss per Company’s common share:
Net loss per Company’s common shares, basic and diluted	$(0.37)	$(0.06)	$(0.71)	$(0.12)

Weighted average number of common shares outstanding, basic and diluted	8,324,004	8,418,078	8,349,149	8,438,582

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common		Additional Paid-In	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interests	Equity
BALANCE, March 31, 2022	8,452,250	$84,523	$70,942,083	$(26,161,846)	$12,323,203	$57,187,963

Net loss	-	-	-	(542,136)	(91,071)	(633,207)
Contributions of noncontrolling interests	-	-	-	-	175,000	175,000
Redemption and cancellation of common stock	(47,841)	(479)	(409,996)	-	-	(410,475)

BALANCE, June 30, 2022	8,404,409	$84,044	$70,532,087	$(26,703,982)	$12,407,132	$56,319,281

	Common		Additional Paid-In	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interests	Equity
BALANCE, December 31, 2021	8,477,679	$84,777	$71,157,978	$(25,651,846)	$12,220,427	$57,811,336

Net loss	-	-	-	(1,052,136)	(106,565)	(1,158,701)
Contributions of noncontrolling interests	-	-	-	-	293,270	293,270
Redemption and cancellation of common stock	(73,270)	(733)	(625,891)	-	-	(626,624)

BALANCE, June 30, 2022	8,404,409	$84,044	$70,532,087	$(26,703,982)	$12,407,132	$56,319,281

	Common		Additional Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity
BALANCE, March 31, 2023	8,365,426	$83,655	$70,197,997	$(30,738,723)	$11,256,137	$50,799,066

Net loss	-	-	-	(3,054,078)	(843,505)	(3,897,583)
Contributions of noncontrolling interests	-	-	-	-	500,000	500,000
Redemption and cancellation of common stock	(57,990)	(580)	(579,318)	-	-	(579,898)

BALANCE, June 30, 2023	8,307,436	$83,075	$69,618,679	$(33,792,801)	$10,912,632	$46,821,585

	Common		Additional Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity
BALANCE, December 31, 2022	8,398,355	$83,984	$70,480,206	$(27,881,782)	$12,007,123	$54,689,531

Net loss	-	-	-	(5,911,019)	(1,650,844)	(7,561,863)
Contributions of noncontrolling interests	-	-	-	-	556,353	556,353
Redemption and cancellation of common stock	(90,919)	(909)	(861,527)	-	-	(862,436)

BALANCE, June 30, 2023	8,307,436	$83,075	$69,618,679	$(33,792,801)	$10,912,632	$46,821,585

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,561,863)	$(1,158,701)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Loss from investment in unconsolidated affiliated real estate entity	378,269	343,643
Depreciation and amortization	1,139,808	-
Amortization of deferred financing costs	565,884	-
Changes in assets and liabilities:
Increase in other assets	(1,115,027)	(215,354)
Increase in accounts payable, accrued expenses and other liabilities	5,255,703	985,602
Increase in accrued interest on subordinated advances - related party	92,708	92,708
Cash (used in)/provided by operating activities	(1,244,518)	47,898

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(11,162,637)	(22,883,270)
Investment in unconsolidated affiliated real estate entity	(158,332)	(273,990)
Cash used in investing activities	(11,320,969)	(23,157,260)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	10,555,719	22,012,116
Contributions of noncontrolling interests	556,353	293,270
Redemption and cancellation of common stock	(862,436)	(626,624)
Cash provided by financing activities	10,249,636	21,678,762

Change in cash, cash equivalents and restricted cash	(2,315,851)	(1,430,600)
Cash, cash equivalents and restricted cash, beginning of year	9,504,594	12,197,119
Cash, cash equivalents and restricted cash, end of period	$7,188,743	$10,766,519

Supplemental disclosure of cash flow information:
Capital expenditures for investment property in accounts payable, accrued expenses and other liabilities	$902,846	$6,299,768
Unpaid interest accrued and capitalized as mortgage payable and investment property	$2,323,503	$330,813
Amortization of deferred financing costs included in investment property	$326,103	$891,987

The following is a summary of the Company’s cash, cash equivalents and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$6,106,462	$10,227,416
Restricted cash	1,082,281	539,103
Total cash, cash equivalents and restricted cash	$7,188,743	$10,766,519

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1.	Business and Structure

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

The Company currently has one operating segment. As of June 30, 2023, the Company majority owned and consolidated the operating results of Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), a joint venture in which it has a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). The Company accounts for its unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

The Williamsburg Moxy Hotel Joint Venture developed, constructed and owns a 216-room branded hotel (the “Williamsburg Moxy Hotel”) located in the Williamsburg neighborhood in the Brooklyn borough of New York City, which opened on March 7, 2023. Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), a REIT also sponsored by the Sponsor and a related party, owns the other 25% membership interest in the Williamsburg Moxy Hotel Joint Venture, which is accounted for as noncontrolling interests in the Company’s consolidated financial statements.

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through June 30, 2023, 23 of the 29 units in the condominium project have been sold and the 40 East End Ave. Joint Venture owns the remaining unsold units which are referred to as the 40 East End Project. Various affiliated entities majority-owned and/or controlled by David Lichtenstein, who majority owns and controls the Sponsor, own the other approximate 66.7% membership into in the 40 East End Ave. Joint Venture.

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

As of June 30, 2023 and December 31, 2022, the Company had no material uncertain income tax positions.

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

Revenue Recognition

Revenues consist of amounts derived from hotel operations, including occupied hotel rooms and sales of food, beverage and other ancillary services and are presented on a disaggregated basis below. Revenues are recorded net of any sales or occupancy tax collected from customers.

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

The Company notes no significant judgments regarding the recognition of room food, beverage and other revenues.

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months ended June 30, 2023	For the Six Months ended June 30, 2023
Hotel revenues
Room	$4,512,058	$5,111,423
Food, beverage and other	2,594,024	2,947,521
Total hotel revenues	$7,106,082	$8,058,944

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

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board issued an accounting standards update, “Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments,” which changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.   The updated standard replaces the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost.   For trade receivables entities are required to use a new forward looking expected loss model that generally will result in the earlier recognition of allowances for losses.   The Company has adopted this standard noting that it did not have a material impact on the Company’s financial statements or related disclosures.

Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation.

Adverse Developments Affecting the Financial Services Industry and Concentration of Risk

As of June 30, 2023 and December 31, 2022, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash, cash equivalents or restricted cash. However, in March and April 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While these events have not had a material direct impact on the Company’s operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the Company’s ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on its business, financial condition and results of operations.

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

The Company’s overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, certain labor and supply chain challenges and other changes in economic conditions, may adversely affect the Company’s results of operations and financial performance.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

3.	Williamsburg Moxy Hotel

On July 17, 2019, the Company, through its then wholly owned subsidiary, Bedford Avenue Holdings LLC, acquired land parcels located at 353-361 Bedford Avenue in the Williamsburg neighborhood of the borough of Brooklyn in New York City, from unaffiliated third parties, for an aggregate purchase price of $30.4 million, excluding closing and other acquisition related costs, for the development and construction of the Williamsburg Moxy Hotel. On March 7, 2023, the development and construction of the Williamsburg Moxy Hotel was substantially completed and it opened for business. However, certain of its food and beverage venues subsequently opened during the second quarter of 2023.

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, the Company formed the Williamsburg Moxy Hotel Joint Venture with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of the Company’s membership interest in Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to its acquisition, Lightstone REIT III has made capital contributions to the Williamsburg Moxy Hotel Joint Venture aggregating $5.3 million through June 30, 2023, including $0.6 million made during the six months ended June 30, 2023.

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

In connection with the substantial completion of the development and construction of the Williamsburg Moxy Hotel and it opening for business on March 7, 2023, substantially all of the related aggregate development costs ($119.5 million), which were previously included in construction in progress on the consolidated balance sheet, were placed in service and reclassified to land and improvements ($35.8 million), buildings and improvements ($73.7 million), and furniture and fixtures ($10.0 million) on the consolidated balance sheet.

In connection with the opening of the Williamsburg Moxy Hotel, including its food and beverage venues, the Williamsburg Moxy Hotel Joint Venture incurred pre-opening costs of $0.5 million and $2.2 million during the three and six months ended June 30, 2023, respectively, and $0.4 million during both the three and six months ended June 30, 2022. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

An adjacent land owner has filed a claim questioning the Williamsburg Moxy Hotel Joint Venture’s right to develop and construct the Williamsburg Moxy Hotel without his consent. The Williamsburg Moxy Hotel Joint Venture is currently responding to this claim and management believes it will, in due course, be recognized that the adjacent owner waived his right to object in 2017 when he signed a waiver, consent and subordination allowing the future development of the property as it exists today. While this matter is currently pending in the court system, continued use of the property will ultimately be determined by the government of New York City and management has a number of avenues that it believes are viable paths to unfettered certificates of occupancy. While any dispute has an element of uncertainty, management currently believes that the likelihood of an unfavorable outcome with respect to any of the aforementioned proceedings is remote. No provision for loss has been recorded in connection therewith. See Note 7 for additional information.

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility for up to $77.0 million (the “Moxy Construction Loan”) to fund the development, construction and certain pre-opening costs associated with the Williamsburg Moxy Hotel. The Moxy Construction Loan is scheduled to initially mature on February 5, 2024, with two, six-month extension options, subject to the satisfaction of certain conditions. The Moxy Construction Loan bears interest at LIBOR plus 9.00%, subject to a 9.50% floor, with monthly interest-only payments based on a rate of 7.50% and the excess added to the outstanding loan balance due at maturity. LIBOR as of June 30, 2023 and December 31, 2022 was 5.22% and 4.39%, respectively. Additionally, the Moxy Construction Loan provides for a replacement benchmark rate based on SOFR in connection with the phase-out of LIBOR after June 30, 2023. The Moxy Construction Loan is collateralized by the Williamsburg Moxy Hotel.

As of June 30, 2023 and December 31, 2022, the outstanding principal balance of the Moxy Construction Loan was $78.4 million (including $4.0 million of interest capitalized to principal) which is presented, net of deferred financing fees of $1.0 million and $65.6 million (including $1.7 million of interest capitalized to principal) which is presented, net of deferred financing fees of $2.0 million, respectively, on the consolidated balance sheets and is classified as mortgage payable, net. As of June 30, 2023, the remaining availability under the facility was up to $2.6 million and its interest rate was 14.22%. Additionally, the Williamsburg Moxy Hotel Joint Venture was required by the lender to deposit $3.0 million of key money (the “Key Money”) received from Marriott International, Inc. (“Marriott”) during the first quarter of 2023 into an escrow account all of which was subsequently used to fund remaining construction costs for the project during the second quarter of 2023. The remaining availability under the Moxy Construction Loan may be used to fund the remaining construction costs for the project. See Note 7 for additional information.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture has provided certain completion and carry cost guarantees. Furthermore, in connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture accrued $0.8 million of loan exit fees which are due at the initial maturity date and are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of both June 30, 2023 and December 31, 2022.

The Williamsburg Moxy Hotel Joint Venture currently intend to refinance the Moxy Construction Loan (outstanding principal balance of $78.4 million as of June 30, 2023) on or before its initial maturity date of February 5, 2024; however, there can be no assurances that it will be successful in such endeavors. If the Williamsburg Moxy Hotel Joint Venture is unable to refinance the Moxy Construction Loan on or before its initial maturity date, it will then seek to exercise the first of its two six-month extension options.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

4.	Investment in Unconsolidated Affiliated Real Estate Entity

40 East End Ave. Joint Venture

On March 31, 2017, the Company acquired an approximate 33.3% membership interest in the 40 East Ended Ave. Joint Venture from SAYT Master Holdco LLC, an entity majority-owned and controlled by David Lichtenstein, who also majority owns and controls the Sponsor, a related party, for aggregate consideration of $10.3 million. The remaining approximate 66.7% membership interest in the 40 East End Ave. Joint Venture is owned by SAYT Master Holdco, LLC and other affiliated entities of the Sponsor.

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

Additionally, Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), a REIT also sponsored by the Sponsor, made $30.0 million of preferred equity contributions (the “Preferred Contributions”) to a subsidiary of the 40 East End Ave. Joint Venture, pursuant to an instrument that entitled Lightstone REIT I to monthly preferred distributions at a rate of 12% per annum. As of June 30, 2023, the 40 East End Ave. Joint Venture has redeemed the entire $30.0 million of Preferred Contributions (including $6.0 million redeemed during the six months ended June 30, 2023).

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through June 30, 2023, 23 of the 29 units have been sold and the 40 East End Ave. Joint Venture owns the remaining six unsold units, which are referred to as the 40 East End Project.

Subsequent to the Company’s acquisition through June 30, 2023, it has made an aggregate of $8.6 million of capital contributions to the 40 East End Ave. Joint Venture, of which $0.2 million were made during the six months ended June 30, 2023.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

The 40 East End Ave. Joint Venture Financial Information

The following table represents the condensed income statements for the 40 East End Ave. Joint Venture:

(amounts in thousands)	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Revenues	$4,192	$13,884	$8,647	$18,678

Cost of goods sold	4,271	13,377	8,837	18,037
Impairment of real estate inventory	-	-	-	112
Other expenses	336	362	709	749

Operating (loss)/income	(415)	145	(899)	(220)

Interest expense and other, net	(58)	(383)	(237)	(811)
Net loss	$(473)	$(238)	$(1,136)	$(1,031)
Company’s share of net loss (33.3%)	$(157)	$(79)	$(378)	$(344)

The following table represents the condensed balance sheets for the 40 East End Ave. Joint Venture:

	As of	As of
(amounts in thousands)	June 30, 2023	December 31, 2022
Real estate inventory	$36,623	$44,663
Cash and restricted cash	127	213
Other assets	2,465	406
Total assets	$39,215	$45,282

Other liabilities	$910	$316
Members’ capital	38,305	44,966
Total liabilities and members’ capital	$39,215	$45,282

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

5.	Stockholders’ Equity

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

For the six months ended June 30, 2023, the Company repurchased 90,919 Common Shares at a weighted average price per share of $9.49 per share. For the six months ended June 30, 2022, the Company repurchased 73,270 Common Shares at a weighted average price per share of $8.55 per share.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Development fees and cost reimbursement(1)	$228,432	$431,587	$514,475	$863,088
Asset management fees (general and administrative costs)	229,519	-	289,776	-
Total	$457,951	$431,587	$804,251	$863,088

(1)	Development fees and the reimbursement of development-related costs that we pay to the Advisor and its affiliates are capitalized and are included in the carrying value of the a Williamsburg Moxy Hotel. See Note 3 for additional information.

As of June 30, 2023 and December 31, 2022, the Company owed the Advisor and its affiliated entities $345,794 and $118,030, respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. Additionally, as December 31, 2022, the Advisor and its affiliated entities owed the Company $3,961, which was included in other assets on the consolidated balance sheets.

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

As of both June 30, 2023 and December 31, 2022, an aggregate of $12.6 million of Subordinated Advances had been funded, which along with the related accrued interest of $1.3 million and $1.2 million, respectively, are classified as Subordinated Advances – Related Party, a liability on the consolidated balance sheets. During both the three and six months ended June 30, 2023 and 2022, the Company accrued $46,610 and $92,708, respectively, of interest on the principal advances.

7.	Commitments and Contingencies

Hotel Franchise Agreement

The Williamsburg Moxy Hotel operates pursuant to a 30-year franchise agreement (the “Hotel Franchise Agreement”) with Marriott International, Inc. (“Marriott”). The Hotel Franchise Agreement provides for the Williamsburg Moxy Hotel Joint Venture to pay franchise fees and marketing fund charges equal to certain prescribed percentages of gross room sales, as defined. Additionally, pursuant to the terms of the Hotel Franchise Agreement, the Williamsburg Moxy Hotel Joint Venture received a key money (“Key Money”) payment of $3.0 million from Marriott during the first quarter of 2023. The Key Money, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets is being amortized as a reduction to franchise fees over the term of the Hotel Franchise Agreement. As of June 30, 2023 the remaining unamortized balance of the Key Money was $3.0 million. Pursuant to the terms of the Hotel Franchise Agreement, the Williamsburg Moxy Hotel Joint Venture may be obligated to return the unamortized portion of the Key Money back to Marriott upon the occurrence of certain events. The franchise fees and marketing fund charges are recorded as a component of hotel operating expenses in the consolidated statements of operations.

Hotel Management Agreements

With respect to the Williamsburg Moxy Hotel, the Williamsburg Moxy Hotel Joint Venture has entered into a hotel management agreement, food and beverage operations management agreement and an asset management agreement (collectively, the “Hotel Management Agreements”) with various third-party management companies pursuant to which they provide oversight and management over the operation of the Williamsburg Moxy Hotel and its food and beverage venues and receive payment of certain prescribed management fees, generally based on a percentage of revenues and certain incentives for exceeding targeted earnings thresholds. The management fees are recorded as a component of hotel operating expenses on the consolidated statements of operations. The Hotel Management Agreements have initial terms ranging from five to 20 years.

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

We currently have one operating segment. As of June 30, 2023, we majority owned and consolidated the operating results of Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), a joint venture in which we have a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

The Williamsburg Moxy Hotel Joint Venture developed and constructed a 216-room branded hotel (the “Williamsburg Moxy Hotel”) located in the Williamsburg neighborhood of Brooklyn in New York City which opened on March 7, 2023. Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), a REIT also sponsored by the Sponsor and a related party, owns the other 25% membership interest in the Williamsburg Moxy Hotel Joint Venture, which is accounted for as noncontrolling interests in our consolidated financial statements.

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project (the “40 East End Project”) located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through June 30, 2023, 23 of the 29 units in the 40 East End Project have been sold and the 40 East End Ave. Joint Venture owns the remaining six unsold units which are referred to as the 40 East End Avenue Project. Various affiliated entities majority-owned and/or controlled by David Lichtenstein, who majority owns and controls the Sponsor, and a related party, owns the other approximate 66.7% membership into in the 40 East End Ave. Joint Venture.

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

As of June 30, 2023, $13.9 million of principal advances and related accrued interest were outstanding.

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

Adverse Developments Affecting the Financial Services Industry and Concentration of Credit Risk

As of June 30, 2023 and December 31, 2022, we had cash deposited in certain financial institutions in excess of federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash. However, in March and April 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While these events have not had a material direct impact on our operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, our ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, certain labor and supply chain challenges and other changes in economic conditions may adversely affect our results of operations and financial performance.

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

Portfolio Summary

As of June 30, 2023, we majority owned and consolidated the operating results of the Williamsburg Moxy Hotel Joint Venture, a joint venture in which we have a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in the 40 East End Ave. Joint Venture. We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

The Williamsburg Moxy Hotel Joint Venture developed and constructed (the Williamsburg Moxy Hotel which opened for business on March 7, 2023. Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), a REIT also sponsored by the Lightstone Group, LLC (the “Sponsor “) and a related party, owns the other 25% membership interest in the Williamsburg Moxy Hotel Joint Venture, which is accounted for as noncontrolling interests in our consolidated financial statements.

Hospitality	Location	Year Built	Date Acquired/Opened	For the Period from March 7, 2023 to June 30, 2023 Available Rooms	Percentage Occupied for the Period March 7, 2023 to June 30, 2023	Revenue per Available Room (“RevPAR”) for the Period March 7, 2023 to June 30, 2023	Average Daily Rate (“ADR”) for the Period March 7, 2023 to June 30, 2023
Williamsburg Moxy Hotel	Williamsburg, New York	2023	3/7/2023	25,056	78%	$204.00	$261.04

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through June 30, 2023, 23 of the 29 units in the 40 East End Project have been sold and the 40 East End Ave. Joint Venture owns the remaining six unsold units which are referred to as the 40 East End Project. Various affiliated entities majority-owned and/or controlled by David Lichtenstein, who also majority owns and controls the Sponsor, own the other approximate 66.7% membership interest in the 40 East End Ave. Joint Venture.

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

Critical Accounting Policies and Estimates

There were no material changes during the six months ended June 30, 2023 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations

Opening of Williamsburg Moxy Hotel

On March 7, 2023, the Williamsburg Moxy Hotel Joint Venture, which we majority own and consolidate in our financial statements, substantially completed the construction and development of the Williamsburg Moxy Hotel located in the Williamsburg neighborhood of the borough of Brooklyn in New York City and it opened for business. However, certain of its food and beverage venues subsequently opened during the second quarter of 2023.

Accordingly, our consolidated hotel revenues, hotel operating expenses, real estate taxes, pre-opening costs and depreciation and amortization are all attributable to the operations of the Williamsburg Moxy Hotel. Because the Williamsburg Moxy Hotel was under development and construction prior to its opening date, it had no operating results during all periods before March 7, 2023.

Comparison of the three months ended June 30, 2023 vs. June 30, 2022

Consolidated

During the three months ended June 30, 2023, the Williamsburg Moxy Hotel was 83% occupied and had RevPAR of $229.55 and ADR of $276.90.

Hotel revenues

Hotel revenues were $7.1 million for the three months ended June 30, 2023 for the Williamsburg Moxy Hotel. Hotel revenues consisted of $4.5 million of room revenue and $2.6 million of food, beverage and other revenue.

Hotel operating expenses

Hotel operating expenses were $5.9 million for the three months ended June 30, 2023 for the Williamsburg Moxy Hotel. Hotel operating expenses consisted of $2.9 million of room-related expense and $3.0 million of food and beverage costs.

General and administrative expenses

General and administrative expenses increased by $0.3 million to $0.4 million during the three months ended June 30, 2023 compared to $0.1 million for the same period in 2022. The increase is primarily due to asset management fees related to the Williamsburg Moxy Hotel, commencing upon its opening.

Depreciation and amortization

Depreciation and amortization expense was $0.9 million during the three months ended June 30, 2023 for the Williamsburg Moxy Hotel.

Interest expense, net

Interest expense, net was $3.2 million and $46,610 for the three months ended June 30, 2023 and 2022, respectively. Interest expense, net is attributable to the Moxy Construction Loan and the outstanding principal advance of $12.6 million (included in Subordinated Advances – Related Party on the Consolidated Balance Sheets). The significant increase in interest expense is directly attributable to the cessation of the capitalization of all interest expense associated with the Moxy Construction Loan in connection with the substantial completion of the development and construction of the Williamsburg Moxy Hotel on March 7, 2023. During the 2022 period, $1.3 million of interest attributable to the Moxy Construction Loan was capitalized to construction in progress on the consolidated balance sheet because the Williamsburg Moxy Hotel was under construction.

Loss from investment in unconsolidated affiliated real estate entity

Our losses from investment in unconsolidated affiliated real estate are solely attributable to our ownership interest in the 40 East End Ave. Joint Venture. The losses from our investment in the 40 East End Ave. Joint Venture were $0.2 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively. We account for our investment in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

Pre-opening costs

In connection with the opening of the Williamsburg Moxy Hotel, including its food and beverage venues, pre-opening costs of $0.5 million and $0.4 million were incurred during the three months ended June 30, 2023 and 2022, respectively. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to Lightstone REIT III’s 25% membership interest in the Williamsburg Moxy Hotel Joint Venture.

Comparison of the six months ended June 30, 2023 vs. June 30, 2022

Consolidated

During the period March 7, 2023 through June 30, 2023, the Williamsburg Moxy Hotel was 78% occupied and had RevPAR of $204.00 and ADR of $261.04.

Hotel revenues

Hotel revenues were $8.1 million for the six months ended June 30, 2023 for the Williamsburg Moxy Hotel. Hotel revenues consisted of $5.1 million of room revenue and $3.0 million of food, beverage and other revenue.

Hotel operating expenses

Hotel operating expenses were $7.2 million for the six months ended June 30, 2023 for the Williamsburg Moxy Hotel. Hotel operating expenses consisted of $3.6 million of room expense and $3.6 million of food and beverage costs.

General and administrative expenses

General and administrative expenses increased by $0.4 million to $0.7 million during the six months ended June 30, 2023 compared to $0.3 million for the same period in 2022. The increase is primarily due to asset management fees related to the Williamsburg Moxy Hotel, commencing upon its opening.

Depreciation and amortization

Depreciation and amortization expense was $1.1 million during the six months ended June 30, 2023 for the Williamsburg Moxy Hotel.

Interest expense, net

Interest expense, net is attributable to the Moxy Construction Loan and the outstanding principal advances of $12.6 million (included in Subordinated Advances – Related Party on the Consolidated Balance Sheets). The significant increase in interest expense is directly attributable to the cessation of the capitalization of all interest expense associated with the Moxy Construction Loan in connection with the substantial completion of the development and construction of the Williamsburg Moxy Hotel on March 7, 2023. During the 2023 (from January 1, 2023 through March 7, 2023) and during the six months ended June 30, 2022, $2.0 million and $2.4 million, respectively, of interest attributable to the Moxy Construction Loan was capitalized to construction in progress on the consolidated balance sheet because the Williamsburg Moxy Hotel was under construction.

Loss from investment in unconsolidated affiliated real estate entity

Our losses from investment in unconsolidated affiliated real estate entity are solely attributable to our ownership interest in the 40 East End Ave. Joint Venture. The losses from our investment in the 40 East End Ave. Joint Venture were $0.4 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively. We account for our investment in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

Pre-opening costs

In connection with the opening of the Williamsburg Moxy Hotel, including its food and beverage venues, pre-opening costs of $2.2 million and $0.4 million were incurred during the six months ended June 30, 2023 and 2022, respectively. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to Lightstone REIT III’s 25% membership interest in the Williamsburg Moxy Hotel Joint Venture.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2023, we had cash and cash equivalents of $6.1 million and restricted cash of $1.1 million. We currently believe that our available cash on hand, remaining availability under the Moxy Construction Loan plus cash flow generated from the Williamsburg Moxy Hotel, which opened on March 7, 2023, will be sufficient to satisfy our expected cash requirements for at least twelve months from the date of filing this report, which primarily consist of the remaining construction costs for the Williamsburg Moxy Hotel, anticipated operating expenses, scheduled debt service (excluding balloon payments due at maturity), and any necessary capital contributions for our investment in unconsolidated affiliated real estate entity and distributions to our shareholders, if any, required to maintain our qualification as a REIT for the foreseeable future.

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

We have agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities. As of June 30, 2023 and December 31, 2022, we owed the Advisor and its affiliated entities $345,794 and $118,030, respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. Additionally, as of December 31, 2022, the Advisor and its affiliates owed us $3,961, which is included in other assets on the consolidated balance sheets.

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

The following table represents the fees incurred associated with the payments to the Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Development fees and cost reimbursement(1)	$228,432	$431,587	$514,475	$863,088
Asset management fees (general and administrative costs)	229,519	-	289,776	-
Total	$457,951	$431,587	$804,251	$863,088

(1)	Development fees and the reimbursement of development-related costs that we pay to the Advisor and its affiliates are capitalized and are included in the carrying value of the Williamsburg Moxy Hotel.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Cash flows (used in)/provided by operating activities	$(1,244,518)	$47,898
Cash flows used in investing activities	(11,320,969)	(23,157,260)
Cash flows provided by financing activities	10,249,636	21,678,762
Change in cash, cash equivalents and restricted cash	(2,315,851)	(1,430,600)
Cash, cash equivalents and restricted cash, beginning of the year	9,504,594	12,197,119
Cash, cash equivalents and restricted cash, end of the period	$7,188,743	$10,766,519

Operating activities

The net cash used in operating activities of $1.2 million during the six months ended June 30, 2023 consisted of our net loss of $7.6 million plus the net change in assets and liabilities of $4.2 million, our loss from our investment in unconsolidated affiliated real estate entity of $0.4 million, depreciation and amortization of $1.1 million and amortization of deferred financing costs of $0.6 million.

Investing activities

The cash used in investing activities during the six months ended June 30, 2023 of $11.3 million consisted primarily of $11.2 million of development and construction costs associated with the Williamsburg Moxy Hotel.

Financing activities

The net cash provided by financing activities during the six months ended June 30, 2023 of $10.2 million consisted of proceeds from the construction financing for the Williamsburg Moxy Hotel of $10.6 million and capital contributions made by Lightstone REIT III to the Williamsburg Moxy Hotel Joint Venture of $0.6 million partially offset by redemptions and cancellation of shares of common stock of $0.9 million.

Williamsburg Moxy Hotel

On July 17, 2019, we, through our then wholly owned subsidiary, Bedford Avenue Holdings LLC, acquired land parcels located at 353-361 Bedford Avenue in the Williamsburg neighborhood of the borough of Brooklyn in New York City, from unaffiliated third parties, for an aggregate purchase price of $30.4 million, excluding closing and other acquisition related costs, for the development and construction of the Williamsburg Moxy Hotel. On March 7, 2023, the development and construction of the Williamsburg Moxy Hotel was substantially completed and it opened for business. However, certain of its food and beverage venues subsequently opened during the second quarter of 2023.

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, we formed the Williamsburg Moxy Hotel Joint Venture with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of our membership interest in Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to its acquisition, Lightstone REIT III has made capital contributions to the Williamsburg Moxy Hotel Joint Venture aggregating $5.3 million through June 30, 2023, including $0.6 million made during the six months ended June 30, 2023.

As a result, we and Lightstone REIT III have 75% and 25% membership interests, respectively, in the Williamsburg Moxy Hotel Joint Venture. Additionally, we are the managing member of the Williamsburg Moxy Hotel Joint Venture and Lightstone REIT III has consent rights with respect to all major decisions.

We have determined that the Williamsburg Moxy Hotel Joint Venture is a variable interest entity, or VIE, and we are the primary beneficiary. As we are the member most closely associated with the Williamsburg Moxy Hotel Joint Venture and therefore has the power to direct the activities of the Williamsburg Moxy Hotel Joint Venture that most significantly impact its performance, we have consolidated the operating results and financial condition of the Williamsburg Moxy Hotel Joint Venture and accounted for the ownership interest of Lightstone REIT III as noncontrolling interests commencing on August 5, 2021. Contributions are allocated in accordance with each investor’s ownership percentage. Earnings and cash distributions are allocated in accordance with each investor’s ownership percentage.

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a development agreement (the “Development Agreement”) with an affiliate of the Advisor (the “Williamsburg Moxy Developer”) pursuant to which the Williamsburg Moxy Developer is being paid a development fee equal to 3% of hard and soft costs, as defined in the Development Agreement, incurred in connection with the development and construction of the Williamsburg Moxy Hotel (see Note 6 of the Notes to the Consolidated Financial Statements for additional information). Additionally on August 5, 2021, the Williamsburg Moxy Hotel Joint Venture obtained construction financing for the Williamsburg Moxy Hotel as discussed below. Furthermore, the Advisor and its affiliates are reimbursed for certain development-related costs attributable to the Williamsburg Moxy Hotel.

In connection with the substantial completion of the development and construction of the Williamsburg Moxy Hotel and it opening for business on March 7, 2023, substantially all of the related aggregate development costs ($119.5 million), which were previously included in construction in progress on the consolidated balance sheet, were placed in service and reclassified to land and improvements ($35.8 million), buildings and improvements ($73.7 million), and furniture and fixtures ($10.0 million) on the consolidated balance sheet.

In connection with the opening of the Williamsburg Moxy Hotel, including its food and beverage venues, the Williamsburg Moxy Hotel Joint Venture incurred pre-opening costs of $0.5 million and $2.2 million during the three and six months ended June 30, 2023, respectively, and $0.4 million during both the three and six months ended June 30, 2022. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

An adjacent land owner has filed a claim questioning the Williamsburg Moxy Hotel Joint Venture’s right to develop and construct the Williamsburg Moxy Hotel without his consent. The Williamsburg Moxy Hotel Joint Venture is currently responding to this claim and management believes it will, in due course, be recognized that the adjacent owner waived his right to object in 2017 when he signed a waiver, consent and subordination allowing the future development of the property as it exists today. While this matter is currently pending in the court system, continued use of the property will ultimately be determined by the government of New York City and management has a number of avenues that it believes are viable paths to unfettered certificates of occupancy. While any dispute has an element of uncertainty, management currently believes that the likelihood of an unfavorable outcome with respect to any of the aforementioned proceedings is remote. No provision for loss has been recorded in connection therewith. See Note 7 of the Notes to Consolidated Financial Statements for additional information.

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility for up to $77.0 million (the “Moxy Construction Loan”) to fund the development, construction and certain pre-opening costs associated with the Williamsburg Moxy Hotel. The Moxy Construction Loan is scheduled to initially mature on February 5, 2024, with two, six-month extension options, subject to the satisfaction of certain conditions. The Moxy Construction Loan bears interest at LIBOR plus 9.00%, subject to a 9.50% floor, with monthly interest-only payments based on a rate of 7.50% and the excess added to the outstanding loan balance due at maturity. LIBOR as of June 30, 2023 and December 31, 2022 was 5.22% and 4.39%, respectively. Additionally, the Moxy Construction Loan provides for a replacement benchmark rate based on SOFR in connection with the phase-out of LIBOR after June 30, 2023. The Moxy Construction Loan is collateralized by the Williamsburg Moxy Hotel.

As of June 30, 2023 and December 31, 2022, the outstanding principal balance of the Moxy Construction Loan was $78.4 million (including $4.0 million of interest capitalized to principal) which is presented, net of deferred financing fees of $1.0 million and $65.6 million (including $1.7 million of interest capitalized to principal) which is presented, net of deferred financing fees of $2.0 million, respectively, on the consolidated balance sheets and is classified as mortgage payable, net. As of June 30, 2023, the remaining availability under the facility was up to $2.6 million and its interest rate was 14.22%. Additionally, the Williamsburg Moxy Hotel Joint Venture was required by the lender to deposit $3.0 million of key money (the “Key Money”) received from Marriott International, Inc. (“Marriott”) during the first quarter of 2023 into an escrow account all of which was subsequently used to fund remaining construction costs for the project during the second quarter of 2023. The remaining availability under the Moxy Construction Loan may be used to fund the remaining construction costs for the project. See Note 7 of the Notes to Consolidated Financial Statements for additional information.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture has provided certain completion and carry cost guarantees. Furthermore, in connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture accrued $0.8 million of loan exit fees which are due at the initial maturity date and are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of both June 30, 2023 and December 31, 2022.

The Williamsburg Moxy Hotel Joint Venture currently intend to refinance the Moxy Construction Loan (outstanding principal balance of $78.4 million as of June 30, 2023) on or before its initial maturity date of February 5, 2024; however, there can be no assurances that it will be successful in such endeavors. If the Williamsburg Moxy Hotel Joint Venture is unable to refinance the Moxy Construction Loan on or before its initial maturity date, it will then seek to exercise the first of its two six-month extension options.

40 East End Ave. Joint Venture

On March 31, 2017, we acquired an approximate 33.3% membership interest in the 40 East End Ave. Joint Venture from SAYT Master Holdco LLL, an entity majority-owned and controlled by David Lichtenstein, who also majority owns and controls the Sponsor, a related party, for aggregate consideration of $10.3 million. The remaining approximate 66.7% of the membership interest in the 40 East End Ave. Joint Venture is owned by SAYT Master Holdco, LLC and other affiliated entities of the Sponsor.

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

Additionally, Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), a REIT also sponsored by the Sponsor, made $30.0 million of preferred equity contributions (the “Preferred Contributions”) to a subsidiary of the 40 East End Ave. Joint Venture, pursuant to an instrument that entitled Lightstone REIT I to monthly preferred distributions at a rate of 12% per annum. As of June 30, 2023, the 40 East End Ave. Joint Venture has redeemed the entire $30.0 million of Preferred Contributions (including $6.0 million redeemed during the six months ended June 30, 2023).

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through June 30, 2023, 23 of the 29 units have been sold and the 40 East End Ave. Joint Venture owns the remaining six unsold units, which are referred to as the 40 East End Avenue Project.

Subsequent to our acquisition through June 30, 2023, we have made an aggregate of $8.6 million of capital contributions to the 40 East End Ave. Joint Venture, of which $0.2 million were made during the six months ended June 30, 2023.

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

Effective May 10, 2021, our Board of Directors reopened the SRP only for redemptions submitted in connection with either ag stockholder’s death or hardship and set the price for all such purchases at our estimated net asset value per share, as determined by the Board of Directors and reported by the Company from time to time, on the date of redemption. Additionally, beginning on January 1, 2022, any requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death for consideration.

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

For the six months ended June 30, 2023, we repurchased 90,919 Common Shares at a weighted average price per share of $9.49 per share. For the six months ended June 30, 2022, we repurchased 73,270 Common Shares at a weighted average price per share of $8.55 per share.

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
101*

XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus REIT IV, Inc. on Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 14, 2023, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT IV, INC.

Date: August 14, 2023	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)