Form 10-Q
period 2023-09-30
Lightstone Value Plus REIT IV, Inc.
filed 2023-11-14
CIK 1619312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☐   No ☑

As of November 7, 2023, there were 8.3 million outstanding shares of common stock of Lightstone Value Plus REIT IV, Inc.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets

Investment property:
Land and improvements	$35,845,388	$-
Building and improvements	78,777,800	-
Furniture and fixtures	10,421,255	-
Construction in progress	834,703	114,614,484
Gross investment property	125,879,146	114,614,484
Less accumulated depreciation	(1,998,478)	-
Net investment property	123,880,668	114,614,484
Investment in unconsolidated affiliated real estate entity	11,158,991	12,998,999
Cash and cash equivalents	7,223,124	8,289,394
Restricted cash	1,533,569	1,215,200
Accounts receivable and other assets	2,776,792	1,154,466
Total Assets	$146,573,144	$138,272,543

Liabilities and Stockholders’ Equity

Mortgage payable, net	$81,751,993	$63,631,383
Accounts payable, accrued expenses and other liabilities	7,228,562	6,126,029
Subordinated advances - related party	13,965,430	13,825,600
Total Liabilities	102,945,985	83,583,012

Commitments and Contingencies

Stockholders’ Equity:
Company’s Stockholders’ Equity:
Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 8.3 million and 8.4 million shares issued and outstanding, respectively	83,064	83,984
Additional paid-in-capital	69,607,889	70,480,206
Accumulated deficit	(36,522,966)	(27,881,782)
Total Company’s Stockholders’ Equity	33,167,987	42,682,408
Noncontrolling interests	10,459,172	12,007,123
Total Stockholders’ Equity	43,627,159	54,689,531
Total Liabilities and Stockholders’ Equity	$146,573,144	$138,272,543

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Hotel revenues:	$7,691,374	$-	$15,750,318	$-

Expenses:
Hotel operating expenses	6,235,920	-	13,480,955	-
Real estate taxes	29,016	-	45,631	-
General and administrative costs	465,661	155,326	1,144,256	458,393
Pre-opening costs	72,157	318,335	2,300,501	737,618
Depreciation and amortization	858,670	-	1,998,478	-
Total expenses	7,661,424	473,661	18,969,821	1,196,011

Interest income	41,589	34,081	175,966	34,081
Interest expense, net	(3,442,072)	(47,123)	(7,504,928)	(139,831)
Loss from investment in unconsolidated affiliated real estate entity	(103,421)	(279,481)	(481,690)	(623,124)
Other expense, net	-	-	(5,662)	-
Net loss	(3,473,954)	(766,184)	(11,035,817)	(1,924,885)
Less: net loss attributable to noncontrolling interests	743,789	79,783	2,394,633	186,348
Net loss attributable to Company’s common shares	$(2,730,165)	$(686,401)	$(8,641,184)	$(1,738,537)

Basic and diluted net loss per Company’s common share:
Net loss per Company’s common shares, basic and diluted	$(0.33)	$(0.09)	$(1.04)	$(0.21)

Weighted average number of common shares outstanding, basic and diluted	8,306,649	8,400,822	8,334,827	8,425,857

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common		Additional Paid-In	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interests	Equity
BALANCE, June 30, 2022	8,404,409	$84,044	$70,532,087	$(26,703,982)	$12,407,132	$56,319,281

Net loss	-	-	-	(686,401)	(79,783)	(766,184)
Distributions paid to noncontrolling interests	-	-	-	-	(128,452)	(128,452)
Redemption and cancellation of common stock	(5,000)	(50)	(42,850)	-	-	(42,900)

BALANCE, September 30, 2022	8,399,409	$83,994	$70,489,237	$(27,390,383)	$12,198,897	$55,381,745

	Common		Additional Paid-In	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interests	Equity
BALANCE, December 31, 2021	8,477,679	$84,777	$71,157,978	$(25,651,846)	$12,220,427	$57,811,336

Net loss	-	-	-	(1,738,537)	(186,348)	(1,924,885)
Contributions of noncontrolling interests	-	-	-	-	293,270	293,270
Distributions paid to noncontrolling interests	-	-	-	-	(128,452)	(128,452)
Redemption and cancellation of common stock	(78,270)	(783)	(668,741)	-	-	(669,524)

BALANCE, September 30, 2022	8,399,409	$83,994	$70,489,237	$(27,390,383)	$12,198,897	$55,381,745

	Common		Additional Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity
BALANCE, June 30, 2023	8,307,436	$83,075	$69,618,679	$(33,792,801)	$10,912,632	$46,821,585

Net loss	-	-	-	(2,730,165)	(743,789)	(3,473,954)
Contributions of noncontrolling interests	-	-	-	-	290,329	290,329
Redemption and cancellation of common stock	(1,080)	(11)	(10,790)	-	-	(10,801)

BALANCE, September 30, 2023	8,306,356	$83,064	$69,607,889	$(36,522,966)	$10,459,172	$43,627,159

	Common		Additional Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity
BALANCE, December 31, 2022	8,398,355	$83,984	$70,480,206	$(27,881,782)	$12,007,123	$54,689,531

Net loss	-	-	-	(8,641,184)	(2,394,633)	(11,035,817)
Contributions of noncontrolling interests	-	-	-	-	846,682	846,682
Redemption and cancellation of common stock	(91,999)	(920)	(872,317)	-	-	(873,237)

BALANCE, September 30, 2023	8,306,356	$83,064	$69,607,889	$(36,522,966)	$10,459,172	$43,627,159

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,035,817)	$(1,924,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from investment in unconsolidated affiliated real estate entity	481,690	623,124
Depreciation and amortization	1,998,478	-
Amortization of deferred financing costs	1,011,879	-
Changes in assets and liabilities:
Increase in other assets	(1,626,287)	(318,154)
Increase in accounts payable, accrued expenses and other liabilities	5,109,800	1,038,015
Increase in accrued interest on subordinated advances - related party	139,831	139,831
Cash used in operating activities	(3,920,426)	(442,069)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(11,209,218)	(32,434,075)
Distributions from unconcolidated affiliated real estate entities	1,733,316	-
Investment in unconsolidated affiliated real estate entity	(374,999)	(483,987)
Cash used in investing activities	(9,850,901)	(32,918,062)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	13,049,981	33,657,848
Distributions paid to noncontrolling interests	-	(128,452)
Contributions of noncontrolling interests	846,682	293,270
Redemption and cancellation of common stock	(873,237)	(669,524)
Cash provided by financing activities	13,023,426	33,153,142

Change in cash, cash equivalents and restricted cash	(747,901)	(206,989)
Cash, cash equivalents and restricted cash, beginning of year	9,504,594	12,197,119
Cash, cash equivalents and restricted cash, end of period	$8,756,693	$11,990,130

Supplemental disclosure of cash flow information:
Capital expenditures for investment property in accounts payable, accrued expenses and other liabilities	$327,629	$4,998,283
Unpaid interest accrued and capitalized as mortgage payable and investment property	$3,732,648	$785,750
Amortization of deferred financing costs included in investment property	$326,103	$1,337,981

The following is a summary of the Company’s cash, cash equivalents and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$7,223,124	$10,992,481
Restricted cash	1,533,569	997,649
Total cash, cash equivalents and restricted cash	$8,756,693	$11,990,130

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1.	Business and Structure

Lightstone Value Plus REIT IV, Inc. (“Lightstone REIT IV’’), is a Maryland corporation, formed on September 9, 2014, which elected to qualify as a real estate investment trust (‘‘REIT’’) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2016.

Lightstone REIT IV, together with its subsidiaries is collectively referred to as the ‘‘Company’’ and the use of ‘‘we,’’ ‘‘our,’’ ‘‘us’’ or similar pronouns refers to Lightstone REIT IV or the Company as required by the context in which any such pronoun is used.

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

The Company currently has one operating segment. As of September 30, 2023, the Company majority owned and consolidated the operating results of Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), a joint venture in which it has a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). The Company accounts for its unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

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

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through September 30, 2023, 24 of the 29 units in the condominium project have been sold and the 40 East End Ave. Joint Venture owns the remaining five unsold units which are referred to as the 40 East End Project. Various affiliated entities majority-owned and/or controlled by David Lichtenstein, who majority owns and controls the Sponsor, own the other approximate 66.7% membership into in the 40 East End Ave. Joint Venture.

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

As of September 30, 2023 and December 31, 2022, the Company had no material uncertain income tax positions.

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

The Company notes no significant judgments regarding the recognition of room food, beverage and other revenues.

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months ended September 30, 2023	For the Nine Months ended September 30, 2023
Hotel revenues
Room	$4,861,851	$9,973,274
Food, beverage and other	2,829,523	5,777,044
Total hotel revenues	$7,691,374	$15,750,318

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

Concentration of Risk

As of September 30, 2023 and December 31, 2022, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash, cash equivalents or restricted cash.

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

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, the Company formed the Williamsburg Moxy Hotel Joint Venture with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of the Company’s membership interest in Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to its acquisition, Lightstone REIT III has made capital contributions to the Williamsburg Moxy Hotel Joint Venture aggregating $5.6 million through September 30, 2023, including $0.9 million made during the nine months ended September 30, 2023.

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

In connection with the opening of the Williamsburg Moxy Hotel, including its food and beverage venues, the Williamsburg Moxy Hotel Joint Venture incurred pre-opening costs of $0.1 million and $2.3 million during the three and nine months ended September 30, 2023, respectively, and $0.3 million and $0.7 million during the three and nine months ended September 30, 2022, respectively. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

An adjacent land owner previously filed a claim questioning the Williamsburg Moxy Hotel Joint Venture’s right to develop and construct the Williamsburg Moxy Hotel without his consent. On November 3, 2023, the Williamsburg Moxy Hotel Joint Venture acquired additional building rights at a contractual purchase price of $3.1 million and the adjacent land owner rescinded and withdrew his claim.

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility for up to $77.0 million (the “Moxy Construction Loan”) to fund the development, construction and certain pre-opening costs associated with the Williamsburg Moxy Hotel. The Moxy Construction Loan is scheduled to initially mature on February 5, 2024, with two, six-month extension options, subject to the satisfaction of certain conditions. The Moxy Construction Loan is collateralized by the Williamsburg Moxy Hotel. The Moxy Construction Loan provided for a replacement benchmark rate in connection with the phase-out of LIBOR and effective after June 30, 2023, the Moxy Construction Loan’s interest rate converted from LIBOR plus 9.00%, with a floor of 9.50%, to SOFR plus 9.11%, with a floor of 9.61%. The Moxy Construction Loan requires monthly interest-only payments based on a rate of 7.50% and the excess added to the outstanding loan balance due at maturity. SOFR as of September 30, 2023 was 5.32%. LIBOR as of December 31, 2022 was 4.39%.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

As of September 30, 2023 and December 31, 2022, the outstanding principal balance of the Moxy Construction Loan was $82.3 million (including $5.4 million of interest capitalized to principal) which is presented, net of deferred financing fees of $0.6 million and $65.6 million (including $1.7 million of interest capitalized to principal) which is presented, net of deferred financing fees of $2.0 million, respectively, on the consolidated balance sheets and is classified as mortgage payable, net. As of September 30, 2023, the Williamsburg Moxy Construction Loan’s interest rate was 14.43%. Additionally, the Williamsburg Moxy Hotel Joint Venture was required by the lender to deposit $3.0 million of key money (the “Key Money”) received from Marriott International, Inc. (“Marriott”) during the first quarter of 2023 into an escrow account all of which was subsequently used to fund remaining construction costs for the project during the second quarter of 2023. See Note 7 for additional information.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture has provided certain completion and carry cost guarantees. Furthermore, in connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture accrued $0.8 million of loan exit fees which are due at the initial maturity date and are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of both September 30, 2023 and December 31, 2022.

The Williamsburg Moxy Hotel Joint Venture currently expects to refinance the Moxy Construction Loan (outstanding principal balance of $82.3 million as of September 30, 2023) on or before its initial maturity date of February 5, 2024; however, there can be no assurances that it will be successful in such endeavors. If the Williamsburg Moxy Hotel Joint Venture is unable to refinance the Moxy Construction Loan on or before its initial maturity date, it will then seek to exercise the first of its two six-month extension options.

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

Additionally, Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), a REIT also sponsored by the Sponsor, made $30.0 million of preferred equity contributions (the “Preferred Contributions”) to a subsidiary of the 40 East End Ave. Joint Venture, pursuant to an instrument that entitled Lightstone REIT I to monthly preferred distributions at a rate of 12% per annum. As of September 30, 2023, the 40 East End Ave. Joint Venture has redeemed the entire $30.0 million of Preferred Contributions (including an aggregate of $6.0 million redeemed during the nine months ended September 30, 2023).

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through September 30, 2023, 24 of the 29 units have been sold and the 40 East End Ave. Joint Venture owns the remaining five unsold units, which are referred to as the 40 East End Project.

Subsequent to the Company’s acquisition through September 30, 2023, it has made an aggregate of $8.8 million of capital contributions to the 40 East End Ave. Joint Venture, of which $0.4 million were made during the nine months ended September 30, 2023. During the nine months ended September 30, 2023, the Company received distributions from the 40 East End Ave. Joint Venture of $1.7 million.

The 40 East End Ave. Joint Venture Financial Information

The following table represents the condensed income statements for the 40 East End Ave. Joint Venture:

(amounts in thousands)	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Revenues	$4,759	$-	$13,406	$18,678

Cost of goods sold	4,807	-	13,644	18,037
Impairment of real estate inventory	-	-	-	112
Other expenses	277	415	986	1,164

Operating loss	(325)	(415)	(1,224)	(635)

Interest expense and other, net	14	(425)	(223)	(1,236)
Net loss	$(311)	$(840)	$(1,447)	$(1,871)
Company’s share of net loss (33.3%)	$(104)	$(280)	$(482)	$(623)

The following table represents the condensed balance sheets for the 40 East End Ave. Joint Venture:

	As of	As of
(amounts in thousands)	September 30, 2023	December 31, 2022
Real estate inventory	$32,053	$44,663
Cash and restricted cash	856	213
Other assets	1,193	406
Total assets	$34,102	$45,282

Other liabilities	$658	$316
Members’ capital	33,444	44,966
Total liabilities and members’ capital	$34,102	$45,282

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

5.	Stockholders’ Equity

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

For the nine months ended September 30, 2023, the Company repurchased 91,999 Common Shares at a weighted average price per share of $9.49 per share. For the nine months ended September 30, 2022, the Company repurchased 78,270 Common Shares at a weighted average price per share of $8.55 per share.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Development fees and cost reimbursement(1)	$58,368	$527,698	$572,843	$1,390,785
Asset management fees (general and administrative costs)	234,162	-	523,938	-
Total	$292,530	$527,698	$1,096,781	$1,390,785

(1)	Development fees and the reimbursement of development-related costs that we pay to the Advisor and its affiliates are capitalized and are included in the carrying value of the a Williamsburg Moxy Hotel. See Note 3 for additional information.

As of September 30, 2023 and December 31, 2022, the Company owed the Advisor and its affiliated entities $329,252 and $118,030, respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. Additionally, as December 31, 2022, the Advisor and its affiliated entities owed the Company $3,961, which was included in other assets on the consolidated balance sheets.

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

As of both September 30, 2023 and December 31, 2022, an aggregate of $12.6 million of Subordinated Advances had been funded, which along with the related accrued interest of $1.4 million and $1.2 million, respectively, are classified as Subordinated Advances – Related Party, a liability on the consolidated balance sheets. During both the three and nine months ended September 30, 2023 and 2022, the Company accrued $47,123 and $139,831, respectively, of interest on the principal advances.

7.	Commitments and Contingencies

Hotel Franchise Agreement

The Williamsburg Moxy Hotel operates pursuant to a 30-year franchise agreement (the “Hotel Franchise Agreement”) with Marriott International, Inc. (“Marriott”). The Hotel Franchise Agreement provides for the Williamsburg Moxy Hotel Joint Venture to pay franchise fees and marketing fund charges equal to certain prescribed percentages of gross room sales, as defined. Additionally, pursuant to the terms of the Hotel Franchise Agreement, the Williamsburg Moxy Hotel Joint Venture received a key money (“Key Money”) payment of $3.0 million from Marriott during the first quarter of 2023. The Key Money, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets is being amortized as a reduction to franchise fees over the term of the Hotel Franchise Agreement. As of September 30, 2023 the remaining unamortized balance of the Key Money was $3.0 million. Pursuant to the terms of the Hotel Franchise Agreement, the Williamsburg Moxy Hotel Joint Venture may be obligated to return the unamortized portion of the Key Money back to Marriott upon the occurrence of certain events. The franchise fees and marketing fund charges are recorded as a component of hotel operating expenses in the consolidated statements of operations.

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

Business and Structure

Lightstone Value Plus REIT IV, Inc. (“Lightstone REIT IV’’), is a Maryland corporation, formed on September 9, 2014, which elected to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2016.

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

We currently have one operating segment. As of September 30, 2023, we majority owned and consolidated the operating results of Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), a joint venture in which we have a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

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

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project (the “40 East End Project”) located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through September 30, 2023, 24 of the 29 units in the 40 East End Project have been sold and the 40 East End Ave. Joint Venture owns the remaining five unsold units which are referred to as the 40 East End Avenue Project. Various affiliated entities majority-owned and/or controlled by David Lichtenstein, who majority owns and controls the Sponsor, and a related party, owns the other approximate 66.7% membership into in the 40 East End Ave. Joint Venture.

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

As of September 30, 2023, $14.0 million of principal advances and related accrued interest were outstanding.

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

Concentration of Credit Risk

As of September 30, 2023 and December 31, 2022, we had cash deposited in certain financial institutions in excess of federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

Portfolio Summary

As of September 30, 2023, we majority owned and consolidated the operating results of the Williamsburg Moxy Hotel Joint Venture, a joint venture in which we have a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in the 40 East End Ave. Joint Venture. We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

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

Hospitality	Location	Year Built	Date Acquired/Opened	For the Period from March 7, 2023 to September 30, 2023 Available Rooms	Percentage Occupied for the Period March 7, 2023 to September 30, 2023	Revenue per Available Room (“RevPAR”) for the Period March 7, 2023 to September 30, 2023	Average Daily Rate (“ADR”) for the Period March 7, 2023 to September 30, 2023
Williamsburg Moxy Hotel	Williamsburg, New York	2023	3/7/2023	44,925	82%	$221.98	$269.93

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through September 30, 2023, 24 of the 29 units in the 40 East End Project have been sold and the 40 East End Ave. Joint Venture owns the remaining five unsold units which are referred to as the 40 East End Project. Various affiliated entities majority-owned and/or controlled by David Lichtenstein, who also majority owns and controls the Sponsor, own the other approximate 66.7% membership interest in the 40 East End Ave. Joint Venture.

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

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended September 30, 2023 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Comparison of the three months ended September 30, 2023 vs. September 30, 2022

Consolidated

During the three months ended September 30, 2023, the Williamsburg Moxy Hotel was 87% occupied and had RevPAR of $244.66 and ADR of $279.93.

Hotel revenues

Hotel revenues were $7.7 million for the three months ended September 30, 2023 for the Williamsburg Moxy Hotel. Hotel revenues consisted of $4.9 million of room revenue and $2.8 million of food, beverage and other revenue.

Hotel operating expenses

Hotel operating expenses were $6.2 million for the three months ended September 30, 2023 for the Williamsburg Moxy Hotel. Hotel operating expenses consisted of $3.1 million of room-related expense and $3.1 million of food and beverage costs.

General and administrative expenses

General and administrative expenses increased by $0.3 million to $0.5 million during the three months ended September 30, 2023 compared to $0.2 million for the same period in 2022. The increase is primarily due to asset management fees related to the Williamsburg Moxy Hotel, commencing upon its opening.

Depreciation and amortization

Depreciation and amortization expense was $0.9 million during the three months ended September 30, 2023 for the Williamsburg Moxy Hotel.

Interest expense, net

Interest expense, net was $3.4 million and $47,123 for the three months ended September 30, 2023 and 2022, respectively. Interest expense, net is attributable to the financing associated with the Williamsburg Moxy Hotel and the outstanding principal advances of $12.6 million (included in Subordinated Advances – Related Party on the Consolidated Balance Sheets). The significant increase in interest expense is directly attributable to the cessation of the capitalization of all interest expense associated with the Williamsburg Moxy Hotel when its construction was substantially completed and it opened on March 7, 2023. During the 2022 period, $1.8 million of interest attributable to the Moxy Construction Loan was capitalized to construction in progress on the consolidated balance sheet because the Williamsburg Moxy Hotel was under construction.

Loss from investment in unconsolidated affiliated real estate entity

Our losses from investment in unconsolidated affiliated real estate are solely attributable to our ownership interest in the 40 East End Ave. Joint Venture. The losses from our investment in the 40 East End Ave. Joint Venture were $0.1 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively. We account for our investment in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

Pre-opening costs

In connection with the opening of the Williamsburg Moxy Hotel, including its food and beverage venues, pre-opening costs of $0.1 million and $0.3 million were incurred during the three months ended September 30, 2023 and 2022, respectively. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to Lightstone REIT III’s 25% membership interest in the Williamsburg Moxy Hotel Joint Venture.

Comparison of the nine months ended September 30, 2023 vs. September 30, 2022

Consolidated

During the period from March 7, 2023 through September 30, 2023, the Williamsburg Moxy Hotel was 82% occupied and had RevPAR of $221.98 and ADR of $269.93.

Hotel revenues

Hotel revenues were $15.8 million for the nine months ended September 30, 2023 for the Williamsburg Moxy Hotel. Hotel revenues consisted of $10.0 million of room revenue and $5.8 million of food, beverage and other revenue.

Hotel operating expenses

Hotel operating expenses were $13.5 million for the nine months ended September 30, 2023 for the Williamsburg Moxy Hotel. Hotel operating expenses consisted of $6.7 million of room expense and $6.8 million of food and beverage costs.

General and administrative expenses

General and administrative expenses increased by $0.6 million to $1.1 million during the nine months ended September 30, 2023 compared to $0.5 million for the same period in 2022. The increase is primarily due to asset management fees related to the Williamsburg Moxy Hotel, commencing upon its opening.

Depreciation and amortization

Depreciation and amortization expense was $2.0 million during the nine months ended September 30, 2023 for the Williamsburg Moxy Hotel.

Interest expense, net

Interest expense, net was $7.5 million and $139,831 for the nine months ended September 30, 2023 and 2022, respectively. Interest expense, net is attributable to the financings associated with the Williamsburg Moxy Hotel and the outstanding principal advances of $12.6 million (included in Subordinated Advances – Related Party on the Consolidated Balance Sheets). The significant increase in interest expense is directly attributable to the cessation of the capitalization of all interest expense associated with the Williamsburg Moxy Hotel when its construction was substantially completed on March 7, 2023. During 2023 (from January 1, 2023 through March 7, 2023) and during the nine months ended September 30, 2022, $2.0 million and $4.2 million, respectively, of interest attributable to the Moxy Construction Loan was capitalized to construction in progress on the consolidated balance sheet because the Williamsburg Moxy Hotel was under construction.

Loss from investment in unconsolidated affiliated real estate entity

Our losses from investment in unconsolidated affiliated real estate entity are solely attributable to our ownership interest in the 40 East End Ave. Joint Venture. The losses from our investment in the 40 East End Ave. Joint Venture were $0.5 million and $0.6 million for the nine months ended September 30, 2023 and 2022, respectively. We account for our investment in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

Pre-opening costs

In connection with the opening of the Williamsburg Moxy Hotel, including its food and beverage venues, pre-opening costs of $2.3 million and $0.7 million were incurred during the nine months ended September 30, 2023 and 2022, respectively. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to Lightstone REIT III’s 25% membership interest in the Williamsburg Moxy Hotel Joint Venture.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2023, we had cash and cash equivalents of $7.2 million and restricted cash of $1.5 million. We currently believe that our available cash on hand, cash flow generated from the Williamsburg Moxy Hotel, which opened on March 7, 2023, capital contributions received from Lightstone REIT III for the Williamsburg Moxy Joint Venture, and distributions received from the 40 East End Ave. Joint Venture will be sufficient to satisfy our expected cash requirements for at least twelve months from the date of filing this report, which primarily consist of anticipated operating expenses, scheduled debt service (excluding balloon payments due at maturity), and any necessary capital contributions for our investment in unconsolidated affiliated real estate entity and distributions to our shareholders, if any, required to maintain our qualification as a REIT for the foreseeable future.

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

We have agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities. As of September 30, 2023 and December 31, 2022, we owed the Advisor and its affiliated entities $329,252 and $118,030, respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. Additionally, as of December 31, 2022, the Advisor and its affiliates owed us $3,961, which is included in other assets on the consolidated balance sheets.

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

The following table represents the fees incurred associated with the payments to the Advisor for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Development fees and cost reimbursement(1)	$58,368	$527,698	$572,843	$1,390,785
Asset management fees (general and administrative costs)	234,162	-	523,938	-
Total	$292,530	$527,698	$1,096,781	$1,390,785

(1)	Development fees and the reimbursement of development-related costs that we pay to the Advisor and its affiliates are capitalized and are included in the carrying value of the Williamsburg Moxy Hotel.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Cash flows used in operating activities	$(3,920,426)	$(442,069)
Cash flows used in investing activities	(9,850,901)	(32,918,062)
Cash flows provided by financing activities	13,023,426	33,153,142
Change in cash, cash equivalents and restricted cash	(747,901)	(206,989)
Cash, cash equivalents and restricted cash, beginning of the year	9,504,594	12,197,119
Cash, cash equivalents and restricted cash, end of the period	$8,756,693	$11,990,130

Operating activities

The net cash used in operating activities of $3.9 million during the nine months ended September 30, 2023 consisted of our net loss of $11.0 million plus the net change in assets and liabilities of $3.6 million, our loss from our investment in unconsolidated affiliated real estate entity of $0.5 million, depreciation and amortization of $2.0 million and amortization of deferred financing costs of $1.0 million.

Investing activities

The cash used in investing activities during the nine months ended September 30, 2023 of $9.9 million consisted primarily of $11.2 million of development and construction costs associated with the Williamsburg Moxy Hotel and capital contributions of $0.4 million to the 40 East End Ave. Joint Venture offset by a distribution of $1.7 million received from the 40 East End Joint Venture.

Financing activities

The net cash provided by financing activities during the nine months ended September 30, 2023 of $13.0 million consisted of proceeds from the construction financing for the Williamsburg Moxy Hotel of $13.0 million and capital contributions made by Lightstone REIT III to the Williamsburg Moxy Hotel Joint Venture of $0.8 million partially offset by redemptions and cancellation of shares of common stock of $0.9 million.

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

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, we formed the Williamsburg Moxy Hotel Joint Venture with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of our membership interest in Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to its acquisition, Lightstone REIT III has made capital contributions to the Williamsburg Moxy Hotel Joint Venture aggregating $5.6 million through September 30, 2023, including $0.9 million made during the nine months ended September 30, 2023.

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

In connection with the opening of the Williamsburg Moxy Hotel, including its food and beverage venues, the Williamsburg Moxy Hotel Joint Venture incurred pre-opening costs of $0.1 million and $2.3 million during the three and nine months ended September 30, 2023, respectively, and $0.3 million and $0.7 million during the three and nine months ended September 30, 2022, respectively. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

An adjacent land owner previously filed a claim questioning the Williamsburg Moxy Hotel Joint Venture’s right to develop and construct the Williamsburg Moxy Hotel without his consent. On November 3, 2023, the Williamsburg Moxy Hotel Joint Venture acquired additional building rights at a contractual purchase price of $3.1 million and the adjacent land owner rescinded and withdrew his claim.

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility for up to $77.0 million (the “Moxy Construction Loan”) to fund the development, construction and certain pre-opening costs associated with the Williamsburg Moxy Hotel. The Moxy Construction Loan is scheduled to initially mature on February 5, 2024, with two, six-month extension options, subject to the satisfaction of certain conditions. The Moxy Construction Loan is collateralized by the Williamsburg Moxy Hotel. The Moxy Construction Loan provided for a replacement benchmark rate in connection with the phase-out of LIBOR and effective after June 30, 2023, the Moxy Construction Loan’s interest rate converted from LIBOR plus 9.00%, with a floor of 9.50%, to SOFR plus 9.11%, with a floor of 9.61%. The Moxy Construction Loan requires monthly interest-only payments based on a rate of 7.50% and the excess added to the outstanding loan balance due at maturity. SOFR as of September 30, 2023 was 5.32%. LIBOR as of December 31, 2022 was 4.39%.

As of September 30, 2023 and December 31, 2022, the outstanding principal balance of the Moxy Construction Loan was $82.3 million (including $5.4 million of interest capitalized to principal) which is presented, net of deferred financing fees of $0.6 million and $65.6 million (including $1.7 million of interest capitalized to principal) which is presented, net of deferred financing fees of $2.0 million, respectively, on the consolidated balance sheets and is classified as mortgage payable, net. As of September 30, 2023, the Williamsburg Moxy Construction Loan’s interest rate was 14.43%. Additionally, the Williamsburg Moxy Hotel Joint Venture was required by the lender to deposit $3.0 million of key money (the “Key Money”) received from Marriott International, Inc. (“Marriott”) during the first quarter of 2023 into an escrow account all of which was subsequently used to fund remaining construction costs for the project during the second quarter of 2023. See Note 7 of the Notes to Consolidated Financial Statements for additional information.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture has provided certain completion and carry cost guarantees. Furthermore, in connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture accrued $0.8 million of loan exit fees which are due at the initial maturity date and are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of both September 30, 2023 and December 31, 2022.

The Williamsburg Moxy Hotel Joint Venture currently expects to refinance the Moxy Construction Loan (outstanding principal balance of $82.3 million as of September 30, 2023) on or before its initial maturity date of February 5, 2024; however, there can be no assurances that it will be successful in such endeavors. If the Williamsburg Moxy Hotel Joint Venture is unable to refinance the Moxy Construction Loan on or before its initial maturity date, it will then seek to exercise the first of its two six-month extension options.

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

Additionally, Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), a REIT also sponsored by the Sponsor, made $30.0 million of preferred equity contributions (the “Preferred Contributions”) to a subsidiary of the 40 East End Ave. Joint Venture, pursuant to an instrument that entitled Lightstone REIT I to monthly preferred distributions at a rate of 12% per annum. As of September 30, 2023, the 40 East End Ave. Joint Venture has redeemed the entire $30.0 million of Preferred Contributions (including $6.0 million redeemed during the nine months ended September 30, 2023).

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through September 30, 2023, 24 of the 29 units have been sold and the 40 East End Ave. Joint Venture owns the remaining five unsold units, which are referred to as the 40 East End Avenue Project.

Subsequent to our acquisition through September 30, 2023, we have made an aggregate of $8.8 million of capital contributions to the 40 East End Ave. Joint Venture, of which $0.4 million were made during the nine months ended September 30, 2023. During the nine months ended September 30, 2023, we received distributions from the 40 East End Ave. Joint Venture of $1.7 million.

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

For the nine months ended September 30, 2023, we repurchased 91,999 Common Shares at a weighted average price per share of $9.49 per share. For the nine months ended September 30, 2022, we repurchased 78,270 Common Shares at a weighted average price per share of $8.55 per share.

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
101*

XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus REIT IV, Inc. on Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on November 14, 2023, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT IV, INC.

Date: November 14, 2023	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)