Form 10-K
period 2023-12-31
Lightstone Value Plus REIT IV, Inc.
filed 2024-03-26
CIK 1619312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2023

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

There is no established market for the Registrant’s common shares. As of June 30, 2023, the last business day of the most recently completed second quarter, there were 8.1 million shares of the registrant’s common stock held by non-affiliates of the registrant. On March 22, 2024, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $9.47 per share derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, all as of December 31, 2023. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” As of March 15, 2024, there were 8.0 million shares of common stock held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIGHTSTONE VALUE PLUS REIT IV, INC.

i

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”), together with other statements and information publicly disseminated by Lightstone Value Plus REIT IV, Inc. (“Lightstone REIT IV”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) the availability of suitable acquisition/investment opportunities, (ii) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (iii) the level and volatility of interest rates, (iv) increases in operating costs and (v) changes in governmental laws and regulations. Accordingly, there is no assurance that our expectations will be realized.

Forward-looking statements in this Annual Report reflect our management’s view only as of the date of this Annual Report, and may ultimately prove to be incorrect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results, except as required by applicable law. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

Cautionary Note

The representations, warranties, and covenants made by us in any agreement filed as an exhibit to this Annual Report are made solely for the benefit of the parties to the agreement, including, in some cases, for the purpose of allocating risk among the parties to the agreement, and should not be deemed to be representations, warranties, or covenants to or with any other parties. Moreover, these representations, warranties, or covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.

ii

PART I.

Dollar amounts are presented in whole numbers, except per share data and where indicated in millions.

ITEM 1. BUSINESS:

General Description of Business and Structure

Lightstone REIT IV is a Maryland corporation, formed on September 9, 2014, which elected to qualify as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes beginning with the taxable year ending December 31, 2016.

Lightstone REIT IV, together with its subsidiaries is collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns refers to Lightstone REIT IV or the Company as required by the context in which any such pronoun is used.

We have and currently expect to continue to seek opportunities to invest in real estate and real estate-related investments. Our real estate investments may include operating properties and development projects and our real estate-related investment may include mezzanine loans, mortgage loans, bridge loans and preferred equity interests, with a focus on development-related investments, including investments intended to finance development or redevelopment opportunities. We may also invest in debt and derivative securities related to real estate assets. A portion of our investments may be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly owned by (i) The Lightstone Group, LLC (the “Sponsor”), which served as our sponsor during our initial public offering (the “Offering”), which terminated on March 31, 2017, (ii) its affiliates and/or (iii) other real estate investment programs it sponsors. Although we expect that most of our investments will be of these various types, we may also make other investments. In fact, we may invest in whatever types of investments that we believe are in our best interests.

We currently have one operating segment. As of December 31, 2023, we majority owned and consolidated the operating results of Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), a joint venture in which we have a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

The Williamsburg Moxy Hotel Joint Venture owns a 216-room branded hotel (the “Williamsburg Moxy Hotel”) located in the Williamsburg neighborhood of Brooklyn in New York City, which it developed, constructed and opened on March 7, 2023. Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), a REIT also sponsored by the Sponsor and a related party, owns the other 25% membership interest in the Williamsburg Moxy Hotel Joint Venture, which is accounted for as noncontrolling interests in our consolidated financial statements.

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through December 31, 2023, 25 of the 29 condominium units have been sold and the 40 East End Ave. Joint Venture owns the remaining four unsold units which are referred to as the 40 East End Avenue Project. Various affiliated entities majority-owned and/or controlled by David Lichtenstein, who majority owns and controls the Sponsor, own the other approximate 66.7% membership in the 40 East End Ave. Joint Venture.

Our advisor is Lightstone Real Estate Income LLC, a Delaware limited liability company (the “Advisor’’). Both the Sponsor and the Advisor are majority owned by David Lichtenstein. On September 12, 2014, the Advisor contributed $200,000 to Lightstone REIT IV in exchange for 20,000 shares of common stock (“Common Shares”) at $10.00 per share. Mr. Lichtenstein also owns 222,222 Common Shares which were issued on June 15, 2015 for $2.0 million, or $9.00 per share. Subject to the oversight of our board of directors (the “Board of Directors”) and pursuant to the terms of an advisory agreement, the Advisor has the primary responsibility for making investment decisions on our behalf and managing our day-to-day operations. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT IV.

We have no employees. We are dependent on the Advisor and certain affiliates of our Sponsor for performing a full range of services that are essential to us, including asset management, property management (excluding our hospitality property, which is managed by unrelated third party property managers) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology and investor relations services. If the Advisor and certain affiliates of our Sponsor are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from other parties.

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

Related Parties

Our Sponsor, Advisor and their affiliates are related parties of ours as well as other public REITs also sponsored and/or advised by these entities. Pursuant to the terms of various agreements, certain of these entities are entitled to compensation and reimbursement of costs incurred for services related to the investment, development, management and disposition of our assets. The compensation is generally based on the cost of acquired properties/investments and the annual revenue earned from such properties/investments, and other such fees and expense reimbursements as outlined in each of the respective agreements.

Subordinated Advances – Related Party

On March 18, 2016, we and the Sponsor entered into a subordinated unsecured loan agreement (the “Subordinated Loan Agreement”) pursuant to which the Sponsor made aggregate principal advances of $12.6 million to us through March 31, 2017 (the termination date of the Offering). The outstanding principal advances bear interest at a rate of 1.48%, but no interest or principal is due and payable to the Sponsor until holders of our Common Shares have received liquidation distributions equal to their respective net investments (defined as $10.00 per Common Share) plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments.

In the event of our liquidation, the distribution of any available net proceeds initially will be made to holders of our Common Shares until they have received liquidation distributions equal to their respective net investments plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investment. Thereafter, only if additional liquidating distributions are available, we will be obligated to repay the outstanding principal advances and related accrued interest to the Sponsor. In the event that any additional liquidation distributions are still available, 85% of the aggregate will be payable to the holders of our Common Shares and the remaining 15% to the Sponsor.

The outstanding principal advances and the related accrued interest are subordinate to all of our obligations as well as to the holders of our Common Shares in an amount equal to the shareholder’s net investment plus a cumulative, pre-tax, non-compounded annual return of 8.0% and only potentially payable to the Sponsor in connection with our liquidation.

As a result of the termination of the Offering on March 31, 2017, the Sponsor is no longer obligated to make any additional principal advances to us. However, interest will continue to accrue on the outstanding principal advances and the repayment, if any, of the principal advances and related accrued interest will be made according to the terms of the Subordinated Loan Agreement discussed above.

As of December 31, 2023 and 2022, the aggregate outstanding principal advances and related accrued interest were $14.0 million and $13.8 million, respectively, which are classified as Subordinated advances - related party on our consolidated balance sheet.

We accrued $186,954 of interest expense on the outstanding principal advances during both the years ended December 31, 2023 and 2022, respectively.

Primary Investment Objectives

Our primary investment objectives are to preserve and protect our stockholders’ net investment and to pay periodic distributions to our stockholders, if necessary, to maintain our qualification as a REIT. We expect to achieve these objectives through investments in real estate properties and by making other real-estate-related investments.

Acquisition and Investment Strategies and Policies

Our strategy is to originate, acquire and manage a diverse portfolio of real estate and/or real estate-related investments located primarily in the U.S. A substantial portion of our investments currently are related-party investments located in relatively large metropolitan areas. We generally have sought to create a portfolio of investments that either generate or are expected to generate attractive cash flow for distributions. However, we have and still may target capital appreciation from our investments.

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

We have and currently expect to continue to seek opportunities to invest in real estate and real estate-related investments. Our real estate investments may include operating properties and development projects and our real estate-related investments may include mezzanine loans, mortgage loans, bridge loans and preferred equity interests, with a focus on development-related investments, including those intended to finance development or redevelopment opportunities. We may also invest in debt and derivative securities related to real estate assets. A portion of our investments may be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly, owned by our sponsor, its affiliates or other real estate investment programs sponsored by it. Although we expect that most of our investments will be of these various types, we may make other investments. In fact, we may invest in whatever types of investments that we believe are in our best interests.

We have and currently expect to continue to focus our acquisition and origination activity on real estate properties and real estate-related investments located in the U.S., including certain related-party investments generally conducted through joint venture arrangements. We sometimes refer to the foregoing types of investments as our targeted investments. We expect to target investments that generally will offer predictable current cash flow and/or attractive risk-adjusted returns based on the underwriting criteria established and employed by our Advisor, which may include the anticipated leverage point, market and economic conditions, the location and quality of the underlying collateral and the borrower’s exit or refinancing plan. Our ability to continue to execute our investment strategy may be enhanced through access to the sponsor’s extensive experience in both financing and developing real estate projects as well as in buying assets in the open market from third-parties. We have and currently expect to continue to seek to build a portfolio that may include some of or all the following investment characteristics: (a) provides current income; (b) is secured by high-quality commercial real estate; (c) includes subordinate capital investments by strong sponsors that support its investments and provide downside protection; and (d) possesses strong structural features that maximize repayment potential, such as a clear exit or refinancing plan by the borrower.

We have and currently expect to continue to enter into joint ventures, tenant-in-common investment or other ownership arrangements for the acquisition, development or improvement of properties with third parties or certain affiliates of our Sponsor, including its other sponsored REITs.

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

Tax Status and Income Taxes

We elected to qualify and be taxed as a REIT commencing with the taxable year ended December 31, 2016. As a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, (the “Code”), we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, s calculated in accordance with generally accepted accounting principles in the U.S. (“GAAP”)), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at the regular corporate rate, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income, if any.

To maintain our qualification as a REIT, we engage in certain activities through a taxable REIT subsidiary (“TRS”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

As of December 31, 2023 and 2022, we had no material uncertain income tax positions.

Concentration of Credit Risk

As of December 31, 2023 and 2022, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk with respect to our cash and cash equivalents or restricted cash.

Current Environment

Our operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws and regulations, outbreaks of contagious diseases, cybercrime, loss of key relationships, inflation and recession.

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, certain labor and supply chain challenges and other changes in economic conditions may adversely affect our results of operations and financial performance.

Competition

Hotel and other commercial real estate markets are highly competitive. This competition could reduce the occupancy levels and revenues at our hotel, which would adversely affect our operations. We face competition from many sources. We face competition from other hotels and other rental properties both in the immediate vicinity and the geographic market where our hotel is located. Overbuilding in the hotel industry may increase the number of rooms available leading to a decrease in the occupancy and room rates for our hotel. In addition, increases in the operating costs for our hotel due to inflation may not be fully or even partially offset by increased room rates. We also face competition from nationally recognized hotel brands with which we are not currently associated.

We may also compete in markets with other owners and operators of other types of real estate; including retail, office, industrial and multifamily real estate. The continued development of any new retail, office, industrial and multifamily properties would further intensify the competition among owners and operators of these types of real estate in the market areas in which we operate. We compete based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is maintained, operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels, rental rates and on the operating expenses of our future properties, if any.

In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties to acquire and to locate tenants and purchasers for such properties. These competitors include other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. There are also other REITs with asset acquisition objectives similar to ours and others that may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities seek financing through similar channels to those sought by us. Therefore, we may compete for institutional investors in a market where funds for real estate investment may decrease.

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

Regulations

Our investments are subject to various U.S. federal, state and local laws, ordinances, and regulations, including, among other things, zoning regulations, land use controls, and environmental matters. We believe that we have or will obtain all permits and approvals necessary under current law to operate our investments.

Environmental

As an owner of real estate, we are subject to various environmental laws of U.S. federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not currently believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the Securities Exchange Commission (the “SEC”). Stockholders may obtain copies of our filings with the SEC, free of charge, from the website maintained by the SEC at http://www.sec.gov, or at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our office is located at 1985 Cedar Bridge Avenue, Lakewood, NJ 08701. Our telephone number is (732) 367-0129. Our website is www.lightstonecapitalmarkets.com.

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None applicable.

ITEM 1C. CYBERSECURITY:

Risk Management and Strategy

We have no employees. Our business is externally managed by the Advisor, an affiliate of the Sponsor. We are dependent on the Advisor and affiliates of our Sponsor (collectively, the “Advisor and its affiliates”) for performing a full range of services that are essential to us, including asset management, property management (excluding our hospitality properties, each of which are managed by an unrelated third party property manager) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology (“IT”) and investor relations services. As an externally managed REIT, our risk management function, including cybersecurity, is governed by the cybersecurity policies and procedures of the Advisor and its affiliates, which determine and implement appropriate risk management processes and strategies as it relates to cybersecurity for both us and the other entities they advise, own and/or manage, and we rely on them for assessing, identifying and managing material risks to our business from cybersecurity threats.

The Advisor and its affiliates take a risk-based approach to cybersecurity and have implemented cybersecurity policies throughout their operations that are designed to address cybersecurity threats and incidents. The Advisor and its affiliates regularly assess risks from cybersecurity threats, monitor their information systems for potential vulnerabilities, and test those systems according to their cybersecurity policies, standards, processes, and practices, which are integrated into their overall approach to enterprise risk management. To protect their information systems from cybersecurity threats, the Advisor and its affiliates use various security tools that help them identify, escalate, investigate, resolve, and recover from security incidents in a timely manner.

The Advisor and its affiliates have a technology team, under the leadership of the Director of Information Technology, who has over 20 years of technology management experience, which defines a work plan designed to maintain strong cybersecurity maturity, sets improvement objectives of key controls and systems, including feedback from third-party assessments, and identifies and implements on-going investments to replace or upgrade systems or technologies and proactively maintain strong security. As part of this planning, management conducts regular testing of our incident response plan to increase awareness, establishes key decision-making criteria, ensures effective communication among key stakeholders, and complies with the Company’s disclosure obligations.

The Advisor and its affiliates also partner with independent third-party experts to provide a comprehensive cybersecurity solution that safeguards organizations against a broad spectrum of cyber threats. This comprehensive cybersecurity solution offers advanced threat detection, prevention, and response capabilities, including real-time monitoring, threat intelligence, behavioral analysis, endpoint detection and response, malware prevention, and automated response actions. Additionally, the comprehensive cybersecurity solution also provides access to cybersecurity experts, who provide proactive threat monitoring and incident response support to effectively detect, investigate, and remediate security incidents.

The Advisor and its affiliates engage vendors to enhance cybersecurity safeguards and improve incident response and update or replace systems and applications as appropriate to improve data processing and storage management and enhance security. These cybersecurity safeguards include multi-tiered backup protocols, which incorporate immutable backups, embody an innovative approach to data security, providing an additional barrier against ransomware and other cyber threats. Immutable backups ensure that data remains unmodifiable and immune to deletion for a predefined duration, thereby shielding it from unauthorized tampering or access. This technology utilizes sophisticated methods, including immutable storage repositories and ransomware-resistant backup architectures, to uphold the integrity and accessibility of vital data. Through the enforcement of stringent access controls and encryption measures, the resilience and availability of backup data is ensured, empowering an organization to swiftly and securely recover from cyber incidents.

To further protect their information systems, the Advisor and its affiliates structure and monitor relationships with various third-party service providers and periodically conduct due diligence on their cybersecurity architecture and process design.

To date, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, our business strategy, results of operations, or financial condition.

Governance

The Board of Directors oversees our risk management process, including cybersecurity risks. The Audit Committee oversees our enterprise risk assessment. The Audit Committee meetings include discussions of specific risk areas, including, among others, those relating to cybersecurity. Our management team, including our Chief Financial Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The Chief Financial Officer has primary responsibility for our overall cybersecurity risk management program.

The Director of Information Technology is responsible for leading the assessment and management of cybersecurity threats. We have implemented a governance program for our cybersecurity efforts. This includes regularly updating privacy notices, terms of use, and lease documents. The Advisor and its affiliates have developed and implemented policies to identify and mitigate cybersecurity risks and provide training to their employees at onboarding and thereafter as necessary. Such updates are communicated to all their employees, and actionable guidance is provided when new risks arise.

ITEM 2. PROPERTIES:

As of December 31, 2023, we majority owned and consolidated the operating results of the Williamsburg Moxy Hotel Joint Venture, a joint venture in which we have a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in the 40 East End Ave. Joint Venture. We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

The Williamsburg Moxy Hotel Joint Venture developed and constructed the Williamsburg Moxy Hotel which opened for business on March 7, 2023. Lightstone REIT III, a REIT also sponsored by the Sponsor and a related party, owns the other 25% membership interest in the Williamsburg Moxy Hotel Joint Venture, which is accounted for as noncontrolling interests in our consolidated financial statements.

Hospitality	Location	Year Built	Date Acquired/ Opened	For the Period from March 7, 2023 to December 31, 2023 Available Rooms	Percentage Occupied for the Period March 7, 2023 to December 31, 2023	Revenue per Available Room (“RevPAR”) for the Period March 7, 2023 to December 31, 2023	Average Daily Rate (“ADR”) for the Period March 7, 2023 to December 31, 2023
Williamsburg Moxy Hotel	Williamsburg, New York	2023	3/7/2023	64,800	84%	$239.00	$286.13

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through December 31, 2023, 25 of the 29 units in the 40 East End Project have been sold and the 40 East End Ave. Joint Venture owns the remaining four unsold units which are referred to as the 40 East End Project. Various affiliated entities majority-owned and/or controlled by David Lichtenstein, who also majority owns and controls the Sponsor, own the other approximate 66.7% membership interest in the 40 East End Ave. Joint Venture.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

Shareholder Information

As of March 15, 2024, we had 8.3 million shares of common stock outstanding, held by a total of 2,004 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

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

Estimated Net Asset Value (“NAV”) and NAV per Share of Common Stock (“NAV per Share”)

On March 22, 2024, our Board of Directors determined and approved our estimated NAV of $78.7 million and resulting estimated NAV per Share of $9.47, both as of December 31, 2023. In connection with our initial public offering, which terminated on March 31, 2017, the Sponsor funded an aggregate of $12.6 million of principal advances under the Subordinated Loan Agreement, which along with related accrued and unpaid interest of $1.4 million through December 31, 2023, total $14.0 million and are classified as Subordinated advances – related party on our consolidated balance sheet as of December 31, 2023. However, in the calculation of our estimated NAV as of December 31, 2023, no allocation of value was made to Subordinated advances – related party because the estimated NAV per Share did not exceed an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 8.0% as of that date. Our estimated NAV and resulting NAV per Share are based upon the estimated fair value of our assets and liabilities as of December 31, 2023 and are effective as of March 22, 2024.

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

Process and Methodology

Our business is externally managed by the Advisor, an affiliate of The Lightstone Group, LLC, which provides advisory services to us and we have no employees. Our Advisor, along with any necessary material assistance or confirmation of a third-party valuation expert or service, is responsible for calculating our NAV, which we currently expect will be done on at least an annual basis unless our Common Shares are approved for listing on a national securities exchange. Our Board of Directors will review each estimate of NAV and approve the resulting NAV per Share.

Our estimated NAV per Share as of December 31, 2023 was calculated with the assistance of both our Advisor and Marshall & Steven’s Incorporated (“M&S”), an independent third-party valuation firm engaged by us to assist with the valuation of our assets, liabilities and any allocations of value to the Sponsor’s subordinated advances. Our Advisor recommended and our Board of Directors established the estimated NAV per Share as of December 31, 2023 based upon the analyses and reports provided by our Advisor and M&S. The process for estimating the value of our assets, liabilities and allocations of value to our Sponsor’s subordinated advances is performed in accordance with the provisions of the Investment Program Association (the “IPA”) Practice Guideline 2013-01, “Valuations of Publicly Registered Non-Listed REITs,” issued April 29, 2013. We believe that our valuations were developed in a manner reasonably designed to ensure their reliability.

The engagement of M&S with respect to our NAV per Share as of December 31, 2023 was approved by our Board of Directors, including all of our independent directors. M&S has extensive experience in conducting asset valuations, including valuations of commercial real estate, debt, properties and real estate-related investments.

With respect to our NAV per Share as of December 31, 2023, M&S prepared appraisal reports (the “M&S Appraisal Reports”) summarizing key inputs and assumptions on the two real estate assets (collectively, the “M&S Appraised Real Estate Assets”) in which we held ownership interests as of December 31, 2023.

M&S also prepared a NAV report (the “December 2023 NAV Report”) which summarized the values of our ownership interests in real estate assets, non-real estate assets and liabilities, which were used to calculate our estimated NAV and resulting NAV per Share, all as of December 31, 2023. The December 2023 NAV Report relied upon (i) M&S’s Appraisal Reports for the M&S Appraised Real Estate Assets and (ii) our Advisor’s estimate of the value of cash and cash equivalents, restricted cash and other assets, mortgage payable and accounts payable, accrued expenses and other liabilities to calculate our estimated NAV and resulting NAV per Share as of December 31, 2023.

The table below sets forth the calculation of our estimated NAV and resulting NAV per Share as of December 31, 2023 as well as the comparable calculation as of December 31, 2022. Certain amounts are reflected net of noncontrolling interests, as applicable.

	As of December 31, 2023		As of December 31, 2022
	Value	Per Share	Value	Per Share
Net Assets:
Real Estate Assets:
Investment property	$128,662,500		$113,250,000
Investments in unconsolidated affiliated real estate entity	9,934,764		13,200,942
Total real estate assets	138,597,264	$16.69	126,450,942	$15.06
Non-Real Estate Assets:
Cash and cash equivalents	5,863,252		8,101,446
Restricted cash and other assets	1,808,942		1,779,128
Total non-real estate assets	7,672,194	0.92	9,880,574	1.17
Total Assets	146,269,458	17.61	136,331,516	16.23
Liabilities:
Mortgage payable	(62,749,668)		(47,723,537)
Accounts payable, accrued expenses and other liabilities	(4,827,467)		(4,624,429)
Total liabilities	(67,577,136)	(8.14)	(52,347,966)	(6.23)

NAV	$78,692,323	$9.47	$83,983,550	$10.00

Shares of Common Stock Outstanding	8,306,356		8,398,355

Use of an Independent Valuation Firm

As discussed above, our Advisor is responsible for calculating our NAV. In connection with determining our NAV, our Advisor may rely on the material assistance or confirmation of a third-party valuation expert or service. In this regard, M&S was selected by our Board of Directors to assist our Advisor in the calculation of our estimated NAV and resulting estimated NAV per Share as of December 31, 2023. M&S services included appraising the M&S Appraised Real Estate Assets and preparing the December 2023 NAV Report. M&S is engaged in the business of appraising commercial real estate properties and is not affiliated with us or the Advisor. The compensation we paid to M&S was based on the scope of work and not on the appraised values of our real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. The M&S Appraisal Reports were reviewed, approved, and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its reports, M&S did not, and was not requested to; solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us. In preparing its reports, M&S did not, and was not requested to solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.

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

M&S is actively engaged in the business of appraising commercial real estate properties and real estate related-investments similar to those owned or invested by us in connection with public security offerings, private placements, business combinations, and similar transactions. We do not believe that there are any material conflicts of interest between M&S, on the one hand, and us, the Sponsor, the Advisor, and our affiliates, on the other hand. Our Advisor engaged M&S on behalf of our Board of Directors to deliver their reports to assist in the NAV calculation as of December 31, 2023 and M&S received compensation for those efforts. In addition, we agreed to indemnify M&S against certain liabilities arising out of this engagement. M&S has previously assisted in our prior NAV calculations and has also been engaged by us for certain valuation services with respect to our investments. M&S may from time to time in the future perform other services for us and our Sponsor or other affiliates of the Sponsor, so long as such other services do not adversely affect the independence of M&S as certified in the M&S Appraisal Reports. During the past two years M&S has also been engaged to provide appraisal services to another non-traded REIT sponsored by our Sponsor for which it was paid usual and customary fees.

Although M&S considered any comments received from us and the Advisor relating to their reports, the final estimated fair values for the M&S Appraised Properties were determined by M&S. The reports were addressed to our Board of Directors to assist our Board of Directors in calculating an estimated NAV per Share as of December 31, 2023. The reports were not addressed to the public, may not be relied upon by any other person to establish an estimated NAV per Share, and do not constitute a recommendation to any person to purchase or sell any shares of our common stock.

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

Real estate assets: As of December 31, 2023, we majority owned and consolidated the operating results of the Williamsburg Moxy Hotel Joint Venture, a joint venture in which we have a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in the 40 East End Ave. Joint Venture. We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

The Williamsburg Moxy Hotel Joint Venture owns the Williamsburg Moxy Hotel, a 216-room branded hotel located in the Williamsburg neighborhood of Brooklyn in New York City, which it developed, constructed and opened on March 7, 2023. Lightstone REIT III, a REIT also sponsored by the Sponsor and a related party, owns the other 25% membership interest in the Williamsburg Moxy Hotel Joint Venture, which is accounted for as noncontrolling interests in our consolidated financial statements.

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through December 31, 2023, 25 of the 29 condominium units have been sold and the 40 East End Ave. Joint Venture owns the remaining four unsold units which are referred to as the 40 East End Avenue Project. Various affiliated entities majority-owned and/or controlled by David Lichtenstein, who majority owns and controls the Sponsor, own the other approximate 66.7% membership in the 40 East End Ave. Joint Venture.

As described above, we engaged M&S to provide an appraisal of the M&S Appraised Real Estate Assets as of December 31, 2023 consisting of the Williamsburg Moxy Hotel and the 40 East End Avenue Project.

In preparing their appraisal reports, the scope of the work performed by M&S included the following procedures, as well other factors:

●	A review of all property level information provided by our Advisor;

●	A review of the historical performance of our investment properties and business plans related to operations of the investments;

●	A review of the data models prepared by the Advisor for each investment; and

●	A review of the applicable markets by means of publications and other resources to measure current market conditions, supply and demand factors, and growth patterns.

The values of our investment properties were generally estimated by M&S utilizing various valuation methods, as appropriate for each asset type, such as the income approach and/or the sales comparison approach. The income approach involves an economic analysis of the property based on its potential to provide future net annual income. As part of the valuation, a discounted cash flow analysis (“DCF Analysis”) and/or direct capitalization analysis (“DC Analysis”) was used in the income approach to determine the value of our ownership interest in the property. The indicated value by the income approach represents the amount an investor may pay for the expectation of receiving the net cash flow from the property.

The DC Analysis is based upon the net operating income (“NOI”) of the property capitalized at an appropriate capitalization rate for the property based upon property characteristics and competitive position and market conditions at the date of the appraisal. NOI is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

In applying the DCF Analysis, pro forma statements of operations for the property including revenues and expenses are analyzed and projected over a multi-year period or the expected “sell out” period for a condominium project. If applicable, the property is assumed to be sold at the end of the multi-year holding period. If applicable, the reversion value of the property which can be realized upon sale at the end of the holding period is calculated based on the capitalization of the estimated NOI of the property in the year of sale, utilizing a capitalization rate deemed appropriate in light of the age, anticipated functional and economic obsolescence and competitive position of the property at the time of sale. Net proceeds to owners are determined by deducting appropriate costs of sale. The discount rate selected for the DCF Analysis is based upon estimated target rates of return for buyers of similar properties.

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

The estimated values for our investments in real estate may or may not represent current market values and do not equal the book values of our real estate investments in accordance with GAAP. Our consolidated investment in real estate is currently carried in our consolidated financial statements at its amortized cost basis, subject to any adjustments applicable under GAAP. Our unconsolidated investment in real estate is currently accounted for under the equity method of accounting in our consolidated financial statements.

The following summarizes the valuation approaches used for our real estate assets:

Investment property:

M&S deemed it appropriate to determine the estimated fair value of the Williamsburg Moxy Hotel as December 31, 2023 of $171.6 million using a DCF Analysis.

The following summarizes the key assumptions that were used in the DCF Analysis to estimate the value of our Williamsburg Moxy Hotel as of December 31, 2023:

Williamsburg Moxy Hotel
Exit capitalization rate	7.00%
Discount rate	9.00%
Annual market rent growth rate	3.17%
Annual NOI growth rate	2.11%
Holding period (in years)	10

Accordingly, the estimated fair value of our 75% ownership interest in the Williamsburg Moxy Hotel was $128.7 million as of December 31, 2023. The estimated fair value of our 75% ownership interest in the Williamsburg Moxy Hotel of $128.7 million compared to our relative carrying value of $95.0 million, both as of December 31, 2023, equates to an increase in value of 35.5%.

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

	Change in NAV per Share
	Increase of 25 basis points	Decrease of 25 basis points
Capitalization rate	$(0.23)	$0.25
Discount rate	$(0.22)	$0.23

Investment in unconsolidated affiliated real estate entity:

M&S deemed it appropriate to determine the estimated fair value of the 40 East End Ave. Joint Venture’s ownership in the 40 East End Project as December 31, 2023 of $28.5 million based on a DCF Analysis of the estimated net sales proceeds taking into consideration the expected timing of the sales for the four remaining unsold units, as well as the remaining estimated carrying costs. M&S used a discount rate of 10.0% in the DCF Analysis.

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

As of December 31, 2023, the estimated fair value of our approximate 33.3% ownership interest in the 40 East End Ave. Joint Venture of approximately $9.9 million was calculated based on the appraised value of the 40 East End Project of $28.5 million plus all of the 40 East End Ave. Joint Venture’s non-real estate assets, net of $1.3 million. The estimated fair value of our approximate 33.3% ownership interest in the 40 East End Ave. Joint Venture of $9.9 million represented an increase of 2.0% relative to our carrying value of $9.7 million as of December 31, 2023.

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

Subordinated advances – related party: Our Subordinated advances –related party, consisting of $12.6 million of principal advances made by our Sponsor under the Subordinated Loan Agreement plus $1.4 million of accrued and unpaid interest, are classified as a liability on our consolidated balance sheet. However, for purposes of our NAV, we do not estimate their fair value in accordance with GAAP. Rather, the IPA’s Practice Guideline 2013-01provides for adjustments to the NAV for preferred securities, special interests and incentive fees based on the aggregate NAV of the company and payable to the Sponsor in a hypothetical liquidation of the company as of the valuation date in accordance with the provisions of the partnership or Advisory agreements and the terms of the preferred securities. Because our Subordinated advances – related party are only payable to our Sponsor in a liquidation event, we believe they should be valued for our NAV in accordance with these provisions.

Accordingly, no allocations of value are made to our Subordinated advances – related party unless the estimated NAV per Share would have exceeded $10.00 per share plus a cumulative, pre-tax non-compounded annual return of 8.0% as of the indicated valuation date. In connection with our Offering, which terminated on March 31, 2017, our Sponsor funded an aggregate of $12.6 million of principal advances under the Subordinated Loan Agreement. In the calculation of our estimated NAV as of December 31, 2023, no allocation of value was made to our Subordinated advances – related party, because the estimated NAV per Share did not exceed an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 8.0% as of that date.

Historical Estimated NAV and NAV per Share

Additional information on our historical reported estimated NAV and NAV per Share as of December 31, 2022 may be found in our Annual Report for the fiscal year ended December 31, 2022 filed on March 30, 2023.

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

The IRS and the Department of Labor do not provide any guidance on the methodology an issuer must use to determine its estimated NAV per Share.

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

Effective May 10, 2021, the Board of Directors partially reopened the SRP to allow, subject to various conditions as set forth below, for redemptions submitted in connection with a stockholder’s death or hardship and set the price for all such purchases at our current estimated NAV per Share, as determined by the Board of Directors and reported by us from time to time, in effect on the date of redemption. Deaths that occurred subsequent to January 1, 2020 were eligible for consideration. Beginning January 1, 2022, any requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death for consideration.

On the above noted date, the Board of Directors established that on an annual basis we would not redeem in excess of 0.5% of the number of shares outstanding as of the end of the preceding year for either death or hardship redemptions, respectively. Additionally, redemption requests generally would be processed on a quarterly basis and may be subject to pro ration if either type of redemption requests exceeded the annual limitation.

For the year ended December 31, 2023, we repurchased 91,999 Common Shares at a weighted average price per share of $9.49. For the year ended December 31, 2022, we repurchased 79,324 Common Shares at a weighted average price per share of $8.55 per share.

Distributions on Common Shares

No distributions were declared or paid for any periods during the years ended December 31, 2023 and 2022.

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

Recent Sales of Unregistered Securities

During the period covered by this Form 10-K, we did not sell any equity securities that were not registered under the Securities Act.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto included in this Annual Report. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” before Item 1 of this Annual Report for a description of these risks and uncertainties. Dollar amounts are presented in whole numbers, except per share data and where indicated in millions.

Overview

Lightstone REIT IV, is a Maryland corporation, formed on September 9, 2014, which elected to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2016.

We have and currently expect to continue to seek opportunities to invest in real estate and real estate-related investments. Our real estate investments may include operating properties and development projects and its real estate-related investment may include mezzanine loans, mortgage loans, bridge loans and preferred equity interests, with a focus on development-related investments, including investments intended to finance development or redevelopment opportunities. We may also invest in debt and derivative securities related to real estate assets. A portion of our investments may be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly owned by (i) the Sponsor, which served as our sponsor during our Offering, which terminated on March 31, 2017, (ii) its affiliates and/or (iii) other real estate investment programs it sponsors. Although we expect that most of our investments will be of these various types, we may also make other investments. In fact, we may invest in whatever types of investments that we believe are in our best interests.

We currently have one operating segment. As of December 31, 2023, we majority owned and consolidated the operating results of the Williamsburg Moxy Hotel Joint Venture, a joint venture in which we have a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in the 40 East End Ave. Joint Venture. We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

The Williamsburg Moxy Hotel Joint Venture owns the Williamsburg Moxy Hotel, a 216-room branded hotel located in the Williamsburg neighborhood of Brooklyn in New York City, which it developed, constructed and which opened on March 7, 2023. Lightstone REIT III, a REIT also sponsored by the Sponsor and a related party, owns the other 25% membership interest in the Williamsburg Moxy Hotel Joint Venture, which is accounted for as noncontrolling interests in our consolidated financial statements.

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through December 31, 2023, 25 of the 29 condominium units have been sold and the 40 East End Ave. Joint Venture owns the remaining four unsold units which are referred to as the 40 East End Avenue Project. Various affiliated entities majority-owned and/or controlled by David Lichtenstein, who majority owns and controls the Sponsor and the Advisor, own the other approximate 66.7% membership in the 40 East End Ave. Joint Venture.

On September 12, 2014, the Advisor contributed $200,000 to Lightstone REIT IV in exchange for 20,000 Common Shares, at $10.00 per share. Mr. Lichtenstein also owns 222,222 Common Shares which were issued on June 15, 2015 for $2.0 million, or $9.00 per share. Subject to the oversight of the Board of Directors and pursuant to the terms of an advisory agreement, the Advisor has the primary responsibility for making investment decisions on our behalf and managing our day-to-day operations. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT IV.

We have no employees. We are dependent on the Advisor and certain affiliates of the Sponsor to perform a full range of services that are essential to us, including asset management, property management (excluding our hospitality property, which is managed by unrelated third party property managers) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology and investor relations services. If the Advisor and certain affiliates of the Sponsor are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from other parties.

Our Sponsor, Advisor and their affiliates are related parties of ours as well as other public REITs also sponsored and/or advised by these entities. Pursuant to the terms of various agreements, certain of these entities are entitled to compensation and reimbursement of costs incurred for services related to the investment, development, management and disposition of our assets. The compensation is generally based on the cost of acquired properties/investments and the annual revenue earned from such properties/investments, and other such fees and expense reimbursements as outlined in each of the respective agreements.

On March 18, 2016, we and the Sponsor entered into the Subordinated Loan Agreement pursuant to which the Sponsor made aggregate principal advances of $12.6 million to us through March 31, 2017 (the termination date of the Offering). The outstanding principal advances bear interest at a rate of 1.48%, but no interest or principal is due and payable to the Sponsor until holders of our Common Shares have received liquidation distributions equal to their respective net investments (defined as $10.00 per Common Share) plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments.

In the event of our liquidation, the distribution of any available net proceeds initially will be made to holders of our Common Shares until they have received liquidation distributions equal to their respective net investments plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments. Thereafter, only if additional liquidating distributions are available, we will be obligated to repay the outstanding principal advances and related accrued interest to the Sponsor. In the event that any additional liquidation distributions are still available, 85.0% of the aggregate amount will be payable to holders of our Common Shares and the remaining 15.0% to the Sponsor.

The outstanding principal advances and the related accrued interest are subordinate to all of our obligations as well as to the holders of our Common Shares in an amount equal to the shareholder’s net investment plus a cumulative, pre-tax, non-compounded annual return of 8.0% and only potentially payable to the Sponsor in the event of a liquidation of the Company.

As a result of the termination of the Offering on March 31, 2017, the Sponsor is no longer obligated to make any additional principal advances to us. However, interest will continue to accrue on the outstanding principal advances and the repayment, if any, of the principal advances and related accrued interest will be made according to the terms of the Subordinated Loan Agreement discussed above.

As of December 31, 2023, the aggregate outstanding principal advances and related accrued interest were $14.0 million and $13.8 million, respectively, which are classified as Subordinated advances – related party on our consolidated balance sheet.

Acquisitions and Investment Strategies and Policies

Our strategy is to originate, acquire and manage a diverse portfolio of real estate and/or real estate-related investments located primarily in the U.S. A substantial portion of our investments currently are related-party investments located in relatively large metropolitan areas. We generally have sought to create a portfolio of investments that either generate or are expected to generate attractive cash flow for distributions. However, we have and still may target capital appreciation from our investments.

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

We have and currently expect to continue to seek opportunities to invest in real estate and real estate-related investments. Our real estate investments may include operating properties and development projects and our real estate-related investments may include mezzanine loans, mortgage loans, bridge loans and preferred equity interests, with a focus on development-related investments, including those intended to finance development or redevelopment opportunities. We may also invest in debt and derivative securities related to real estate assets. A portion of our investments may be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly, owned by our sponsor, its affiliates or other real estate investment programs sponsored by it. Although we expect that most of our investments will be of these various types, we may make other investments. In fact, we may invest in whatever types of investments that we believe are in our best interests.

We have and currently expect to continue to focus our acquisition and origination activity on real estate properties and real estate-related investments located in the U.S., including certain related-party investments generally conducted through joint venture arrangements. We sometimes refer to the foregoing types of investments as our targeted investments. We expect to target investments that generally will offer predictable current cash flow and/or attractive risk-adjusted returns based on the underwriting criteria established and employed by our Advisor, which may include the anticipated leverage point, market and economic conditions, the location and quality of the underlying collateral and the borrower’s exit or refinancing plan. Our ability to continue to execute our investment strategy may be enhanced through access to the sponsor’s extensive experience in both financing and developing real estate projects as well as in buying assets in the open market from third-parties. We have and currently expect to continue to seek to build a portfolio that may include some of or all the following investment characteristics: (a) provides current income; (b) is secured by high-quality commercial real estate; (c) includes subordinate capital investments by strong sponsors that support its investments and provide downside protection; and (d) possesses strong structural features that maximize repayment potential, such as a clear exit or refinancing plan by the borrower.

We have and currently expect to continue to enter into joint ventures, tenant-in-common investment or other ownership arrangements for the acquisition, development or improvement of properties with third parties or certain affiliates of our Sponsor, including its other sponsored REITs.

Concentration of Credit Risk

As of December 31, 2023 and 2022, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk with respect to our cash and cash equivalents or restricted cash.

Current Environment

Our operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws and regulations, outbreaks of contagious diseases, cybercrime, loss of key relationships, inflation and recession.

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, certain labor and supply chain challenges and other changes in economic conditions may adversely affect our results of operations and financial performance.

We are not currently aware of any other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our operations, other than those referred to above or throughout this Annual Report. The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period.

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

Investments in Unconsolidated Entities

We evaluate all investments in other entities for consolidation. We consider our percentage interest in the joint venture, evaluation of control and whether a variable interest entity exists when determining whether or not the investment qualifies for consolidation or if it should be accounted for as an unconsolidated investment under the equity method of accounting.

If an investment qualifies for the equity method of accounting, our investment is recorded initially at cost, and subsequently adjusted for equity in earnings and cash contributions and distributions. The earnings of an unconsolidated investment are allocated to its investors in accordance with the provisions of the operating agreement of the entity. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences, if any, between the carrying amount of our investment in the respective joint venture and our share of the underlying equity of such unconsolidated entity are amortized over the respective lives of the underlying assets as applicable. These items are reported as a single line item in the statements of operations as earnings from investments in unconsolidated entities.

We review investments in unconsolidated entities for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. An investment in an unconsolidated entity is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. The ultimate realization of our investment in partially owned entities is dependent on a number of factors including the performance of that entity and market conditions. If we determine that a decline in the value of a partially owned entity is other than temporary, we will record an impairment charge.

Noncontrolling Interests

Noncontrolling interests represents the noncontrolling member’s share of the equity in certain of the Company’s consolidated real estate investments. Income and losses are allocated to noncontrolling interest holders based generally on their ownership percentage.

Treatment of Management Compensation and Expense Reimbursements

Management of our operations is outsourced to our Advisor and certain affiliates of our Sponsor. Fees related to each of these services are accounted for based on the nature of such service and the relevant accounting literature. Such fees include acquisition fees associated with the purchase of interests in real estate entities; asset management fees paid to our Advisor and property management fees paid to affiliates of our Sponsor, which may manage certain of our properties, or to other unaffiliated third-party property managers, principally for the management of our hospitality property. These fees are expensed or capitalized to the basis of acquired assets, as appropriate.

Our Advisor and certain affiliates of our Sponsor also perform fee-based construction management services for both our development and redevelopment activities and tenant construction projects. These fees are considered incremental to the construction effort and are capitalized to the associated real estate project as incurred. Costs incurred for tenant construction are depreciated over the shorter of their useful life or the term of the related lease. Costs related to development and redevelopment activities are depreciated over the estimated useful life of the associated project.

Leasing activity at certain of our properties may be outsourced to certain affiliates of our Sponsor. Any corresponding leasing fees we pay are capitalized and amortized over the life of the related lease.

Expense reimbursements made to both our Advisor and certain affiliates of our Sponsor are expensed or capitalized to the basis of acquired assets, as appropriate.

Tax Status and Income Taxes

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

To maintain our qualification as a REIT, we engage in certain activities through TRSs. As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

As of December 31, 2023 and 2022, we had no material uncertain income tax positions.

Results of Operations

Opening of Williamsburg Moxy Hotel

On March 7, 2023, the Williamsburg Moxy Hotel Joint Venture, which we majority own and consolidate in our financial statements, substantially completed the construction and development of the Williamsburg Moxy Hotel and it opened for business. Subsequently, certain of its food and beverage venues opened during the second quarter of 2023.

Accordingly, our consolidated results of operations, including our hotel revenues, hotel operating expenses, real estate taxes, pre-opening costs and depreciation and amortization are all attributable to the operations of the Williamsburg Moxy Hotel. Because the Williamsburg Moxy Hotel was under development and construction prior to its opening date, it had no operating results during all periods before March 7, 2023.

Consolidated

During the period from March 7, 2023 through December 31, 2023, the Williamsburg Moxy Hotel was 84% occupied and had revenue per available room, or RevPAR, of $239.00 and an average daily rate, or ADR, of $286.13.

Hotel revenues

Hotel revenues were $23.3 million for the year ended December 31, 2023 for the Williamsburg Moxy Hotel. Hotel revenues consisted of $15.5 million of room revenue and $7.8 million of food, beverage and other revenue.

Hotel operating expenses

Hotel operating expenses were $18.8 million for the year ended December 31, 2023 for the Williamsburg Moxy Hotel. Hotel operating expenses consisted of $9.9 million of room expense and $8.9 million of food and beverage costs.

Real estate taxes

Real estate taxes were $74,162 for the year ended December 31, 2023 for the Williamsburg Moxy Hotel.

General and administrative expenses

General and administrative expenses increased by $1.0 million to $1.7 million during the year ended December 31, 2023 compared to $0.7 million for the same period in 2022. The increase is primarily due to asset management fees related to the Williamsburg Moxy Hotel, commencing upon its opening.

Depreciation and amortization

Depreciation and amortization expense was $2.9 million during the year ended December 31, 2023 for the Williamsburg Moxy Hotel.

Pre-opening costs

In connection with the opening of the Williamsburg Moxy Hotel, including its food and beverage venues, pre-opening costs of $2.3 million and $1.5 million were incurred during the years ended December 31, 2023 and 2022, respectively. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

Interest income

Interest income was $214,225 and $90,900 for the years ended December 31, 2023 and 2022, respectively. Interest income is earned on our cash and cash equivalents and reflects changes in market interest rates during the periods.

Interest expense, net

Interest expense, net was $11.1 million and $186,954 for the year ended December 31, 2023 and 2022, respectively. Interest expense, net is attributable to the financings associated with the Williamsburg Moxy Hotel and the outstanding principal advances of $12.6 million (included in Subordinated Advances – Related Party on the Consolidated Balance Sheets). The significant increase in interest expense is directly attributable to the cessation of the capitalization of all interest expense associated with the Williamsburg Moxy Hotel when its construction was substantially completed on March 7, 2023. During 2023 (from January 1, 2023 through March 7, 2023) and during the year ended December 31, 2022, $2.0 million and $6.6 million, respectively, of interest attributable to the Moxy Construction Loan was capitalized to the carrying value of the Williamsburg Moxy Hotel (which was classified as construction in progress on the consolidated balance sheet prior to its opening on March 7, 2023) because it was under construction.

Loss from investment in unconsolidated affiliated real estate entity

Our losses from investment in unconsolidated affiliated real estate entity of $0.7 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively, are solely attributable to our ownership interest in the 40 East End Ave. Joint Venture. We account for our investment in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to Lightstone REIT III’s 25% membership interest in the Williamsburg Moxy Hotel Joint Venture.

Financial Condition, Liquidity and Capital Resources

Overview:

As of December 31, 2023, we had cash and cash equivalents of $6.7 million and restricted cash of $1.0 million. We currently believe that our available cash on hand, cash flow generated from the Williamsburg Moxy Hotel, which opened on March 7, 2023, capital contributions received from Lightstone REIT III for the Williamsburg Moxy Joint Venture, and distributions received from the 40 East End Ave. Joint Venture will be sufficient to satisfy our expected cash requirements for at least twelve months from the date of filing this report, which primarily consist of anticipated operating expenses, scheduled debt service (excluding balloon payments due at maturity and including our expectation of extending or refinancing our Moxy Construction Loan as discussed below), and any necessary capital contributions to the 40 East End Ave. Joint Venture and distributions to our shareholders, if any, required to maintain our qualification as a REIT for the foreseeable future. See Moxy Construction Loan for additional information.

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

We have agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities. As of December 31, 2023 and 2022, we owed the Advisor and its affiliated entities $463,876 and $118,030, respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. Additionally, as of December 31, 2022, the Advisor and its affiliates owed us $3,961, which is included in other assets on the consolidated balance sheets.

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

The following table represents the fees incurred associated with the payments to the Advisor and its affiliates for the periods indicated:

	For the Years Ended December 31,
	2023	2022
Development fees and cost reimbursement(1)	$573,223	$1,757,949
Asset management fees (general and administrative costs)	763,229	-
Total	$1,336,452	$1,757,949

(1)	Development fees and the reimbursement of development-related costs that we paid to the Advisor and its affiliates were capitalized and are included in the carrying value of the Williamsburg Moxy Hotel.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash flows used in operating activities	$(4,757,462)	$(2,721,514)
Cash flows used in investing activities	(10,836,286)	(44,890,991)
Cash flows provided by financing activities	13,820,973	44,919,980
Net change in cash, cash equivalents and restricted cash	(1,772,775)	(2,692,525)
Cash, cash equivalents and restricted cash, beginning of the year	9,504,594	12,197,119
Cash, cash equivalents and restricted cash, end of the year	$7,731,819	$9,504,594

Operating activities

The cash used in operating activities of $4.8 million during the year ended December 31, 2023 consisted of our net loss of $14.0 million plus the net change in assets and liabilities of $4.2 million, our loss from our investment in unconsolidated affiliated real estate entity of $0.7 million, depreciation and amortization of $2.9 million and amortization of deferred financing costs of $1.5 million.

Investing activities

The cash used in investing activities during the year ended December 31, 2023 of $10.8 million consisted primarily of $13.4 million of development and construction costs associated with the Williamsburg Moxy Hotel and capital contributions of $0.4 million to the 40 East End Ave. Joint Venture offset by aggregate distribution of $3.0 million received from the 40 East End Joint Venture.

Financing activities

The cash provided by financing activities during the year ended December 31, 2023 of $13.8 million consisted of proceeds from the construction financing for the Williamsburg Moxy Hotel of $13.0 million and capital contributions made by Lightstone REIT III to the Williamsburg Moxy Hotel Joint Venture of $1.6 million partially offset by redemptions and cancellation of shares of common stock of $0.9 million.

Williamsburg Moxy Hotel

On July 17, 2019, we, through our then wholly owned subsidiary, Bedford Avenue Holdings LLC, acquired land parcels located at 353-361 Bedford Avenue in the Williamsburg neighborhood of the borough of Brooklyn in New York City, from unaffiliated third parties, for an aggregate purchase price of $30.4 million, excluding closing and other acquisition related costs, for the development and construction of the Williamsburg Moxy Hotel. On March 7, 2023, the development and construction of the Williamsburg Moxy Hotel was substantially completed and it opened for business. Subsequently, certain of its food and beverage venues opened during the second quarter of 2023.

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, we formed the Williamsburg Moxy Hotel Joint Venture with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of our membership interest in Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to its acquisition, Lightstone REIT III has made capital contributions to the Williamsburg Moxy Hotel Joint Venture aggregating $6.3 million through December 31, 2023, including $1.6 million made during the year ended December 31, 2023.

As a result, we and Lightstone REIT III have 75% and 25% membership interests, respectively, in the Williamsburg Moxy Hotel Joint Venture. Additionally, we are the managing member of the Williamsburg Moxy Hotel Joint Venture and Lightstone REIT III has consent rights with respect to all major decisions.

We have determined that the Williamsburg Moxy Hotel Joint Venture is a variable interest entity, or VIE, and we are the primary beneficiary. As we are the member most closely associated with the Williamsburg Moxy Hotel Joint Venture and therefore have the power to direct the activities of the Williamsburg Moxy Hotel Joint Venture that most significantly impact its performance, we have consolidated the operating results and financial condition of the Williamsburg Moxy Hotel Joint Venture and accounted for the ownership interest of Lightstone REIT III as noncontrolling interests commencing on August 5, 2021. Earnings, contributions and distributions are allocated in accordance with each investor’s ownership percentage.

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a development agreement (the “Development Agreement”) with an affiliate of the Advisor (the “Williamsburg Moxy Developer”) pursuant to which the Williamsburg Moxy Developer was paid a development fee equal to 3% of hard and soft costs, as defined in the Development Agreement, incurred in connection with the development and construction of the Williamsburg Moxy Hotel. Additionally on August 5, 2021, the Williamsburg Moxy Hotel Joint Venture obtained construction financing for the Williamsburg Moxy Hotel as discussed below. Furthermore, the Advisor and its affiliates were reimbursed for certain development-related costs attributable to the Williamsburg Moxy Hotel. See Note 6 of the Notes to the Consolidated Financial Statements for additional information.

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

In connection with the opening of the Williamsburg Moxy Hotel, including its food and beverage venues, the Williamsburg Moxy Hotel Joint Venture incurred pre-opening costs of $2.3 million and $1.5 million during the years ended December 31, 2023 and 2022, respectively. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

An adjacent land owner previously filed a claim questioning the Williamsburg Moxy Hotel Joint Venture’s right to develop and construct the Williamsburg Moxy Hotel without his consent. On November 3, 2023, the Williamsburg Moxy Hotel Joint Venture acquired additional building rights at a contractual purchase price of $3.1 million and, as a result, the adjacent land owner rescinded and withdrew his claim.

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility with a financial institution for up to $77.0 million (the “Moxy Construction Loan”) to fund the development, construction and certain pre-opening costs associated with the Williamsburg Moxy Hotel. The Moxy Construction Loan, which was scheduled to initially mature on February 5, 2024, has been further extended to May 4, 2024 but has two remaining extension options to August 5, 2024 and February 5, 2025, respectively, subject to the satisfaction of certain conditions. The Moxy Construction Loan is collateralized by the Williamsburg Moxy Hotel. The Moxy Construction Loan provided for a replacement benchmark rate in connection with the phase-out of LIBOR and effective after June 30, 2023, the Moxy Construction Loan’s interest rate converted from LIBOR plus 9.00%, with a floor of 9.50%, to SOFR plus 9.11%, with a floor of 9.61%. The Moxy Construction Loan requires monthly interest-only payments based on a rate of 7.50% and the excess is added to the outstanding loan balance due at maturity. SOFR as of December 31, 2023 was 5.35%. LIBOR as of December 31, 2022 was 4.39%.

As of December 31, 2023 and 2022, the outstanding principal balance of the Moxy Construction Loan was $83.8 million (including $6.9 million of excess interest added to principal) which is presented, net of deferred financing fees of $0.1 million and $65.6 million (including $1.7 million of interest added to principal) which is presented, net of deferred financing fees of $2.0 million, respectively, on the consolidated balance sheets and is classified as mortgage payable, net. As of December 31, 2023, the Williamsburg Moxy Construction Loan’s interest rate was 14.46%. Additionally, the Williamsburg Moxy Hotel Joint Venture was required by the lender to deposit $3.0 million of key money (the “Key Money”) received from Marriott International, Inc. (“Marriott”) during the first quarter of 2023 into an escrow account, all of which was subsequently used to fund remaining construction costs for the project during the second quarter of 2023. See Note 7 of the Notes to Consolidated Financial Statements for additional information.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture has provided certain completion and carry cost guarantees. Furthermore, in connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture paid $3.7 million of loan fees and expenses and accrued $0.8 million of loan exit fees which are now due at the extended maturity date of May 4, 2024 and are included in other liabilities on the balance sheets as of both December 31, 2023 and 2022.

The Williamsburg Moxy Hotel Joint Venture currently expects to refinance the Moxy Construction Loan (outstanding principal balance of $83.8 million as of December 31, 2023) on or before its extended maturity date of May 4, 2024; however, there can be no assurances that it will be successful in such endeavors. If the Williamsburg Moxy Hotel Joint Venture is unable to refinance the Moxy Construction Loan on or before its extended maturity date of May 4, 2024, it will then seek to exercise the two remaining extension options.

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

Our ownership interest in the 40 East End Ave. Joint Venture is a non-managing interest. Because we exert significant influence over but do not control the 40 East End Ave. Joint Venture, we account for our ownership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting. All contributions to and distributions of earnings from the 40 East End Ave. Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the 40 East End Ave. Joint Venture are made to the members pursuant to the terms of its operating agreement. We commenced recording our allocated portion of earnings and cash distributions from the 40 East End Ave. Joint Venture beginning as of March 31, 2017.

Additionally, Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), a REIT also sponsored by the Sponsor, made $30.0 million of preferred equity contributions (the “Preferred Contributions”) to a subsidiary of the 40 East End Ave. Joint Venture, pursuant to an instrument that entitled Lightstone REIT I to monthly preferred distributions at a rate of 12% per annum. As of December 31, 2023, the 40 East End Ave. Joint Venture has redeemed the entire $30.0 million of Preferred Contributions (including $6.0 million redeemed during 2023).

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through December 31, 2023, 25 of the 29 units have been sold and the 40 East End Ave. Joint Venture owns the remaining four unsold units, which are referred to as the 40 East End Avenue Project.

Subsequent to our acquisition through December 31, 2023, we have made an aggregate of $8.8 million of capital contributions to the 40 East End Ave. Joint Venture, of which $0.4 million were made during the year ended December 31, 2023. During the year ended December 31, 2023, we received aggregate distributions from the 40 East End Ave. Joint Venture of $3.0 million.

Distributions on Common Shares

No distributions were declared or paid for any periods during the years ended December 31, 2023 and 2022.

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

SRP

Our SRP may provide our stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to us, subject to restrictions.

On March 25, 2020, the Board of Directors amended the SRP to remove stockholder notice requirements and also approved the suspension of all redemptions.

Effective May 10, 2021, the Board of Directors partially reopened the SRP to allow, subject to various conditions as set forth below, for redemptions submitted in connection with a stockholder’s death or hardship and set the price for all such purchases at our current estimated NAV per Share, as determined by the Board of Directors and reported by us from time to time, in effect on the date of redemption. Deaths that occurred subsequent to January 1, 2020 were eligible for consideration. Beginning January 1, 2022, any requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death for consideration.

On the above noted date, the Board of Directors established that on an annual basis we would not redeem in excess of 0.5% of the number of shares outstanding as of the end of the preceding year for either death or hardship redemptions, respectively. Additionally, redemption requests generally would be processed on a quarterly basis and may be subject to pro ration if either type of redemption requests exceeded the annual limitation.

For the year ended December 31, 2023, we repurchased 91,999 Common Shares at a weighted average price per share of $9.49. For the year ended December 31, 2022, we repurchased 79,324 Common Shares at a weighted average price per share of $8.55 per share.

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

Lightstone Value Plus REIT IV, Inc. and Subsidiaries

(a Maryland corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lightstone Value Plus REIT IV, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus REIT IV, Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Investment Property and Investment in Unconsolidated Affiliated Real Estate Entity – Impairment Evaluation

As of December 31, 2023, the Company had net investment property of $126.6 million and an investment in unconsolidated affiliated real estate entity of $9.7 million. As more fully described in Note 2 to the financial statements, the Company evaluates the recoverability of investment property at the lowest identifiable level, the individual property level, and the recoverability of the investment in unconsolidated real estate entity for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment property or the investment in unconsolidated real estate entity may not be recoverable. The Company utilizes judgment to determine if the severity of any single indicator, or the fact that there are a number of indicators of less severity that when combined, would result in an indication that the individual property or investment may not be recoverable. The Company considers relevant facts and circumstances which may include the significant underperformance of an investment property relative to historical or projected future operating results as well as significant negative industry or economic trends. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated undiscounted future operating cash flows expected to be generated over the holding period of the investment property and from its eventual disposition to the carrying amount. The estimates include significant assumptions such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. An investment property is impaired only if management’s estimate of the fair value of the investment property is less than the carrying value and not recoverable. The ultimate realization of the Company’s investment in unconsolidated affiliated real estate entity is dependent on a number of factors including the performance of that entity, including the underlying investment property, and market conditions. If the Company determines that a decline in the value of the investment in unconsolidated affiliated real estate entity is other than temporary, it will record an impairment charge.

We identified the impairment evaluation as a critical audit matter due to significant judgment made by management in identifying indicators of impairment of the investment property and the estimated recoverability of the investment in unconsolidated affiliated real estate entity. This in turn led to a high degree of auditor judgment, subjectivity, and audit effort in performing procedures to evaluate the reasonableness of management’s significant estimates and assumptions related to the impairment evaluation including identifying events and circumstances that exist that would indicate the carrying amounts of the investment property and investment in unconsolidated affiliated real estate entity may not be recoverable.

Addressing the matter involved performing procedures and evaluating audit evidence, in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls over the Company’s impairment evaluation. Our procedures included, among others, assessing the methodologies applied and identifying the existence of any triggering events. For the investment property we compared budget to actual operating income, compared actual operating income to projected future operating income, and compared actual, budgeted and projected occupancy percentages, and considered if management’s determination was reasonable considering the past and current performance of the investment property and if consistent with evidence obtained in other areas of the audit. For the investment in unconsolidated affiliated real estate entity, we considered the number of condo sales made during the current and prior years, while taking into account the current market and the individual unit sales margins. We also evaluated the forecast of unit sales prepared by management to consider if the determination was reasonable considering the past and current performance of the underlying investment property and if consistent with evidence obtained in other areas of the audit. We tested the completeness and accuracy of the underlying data used by management in its evaluations. We held discussions with management about the current status of both the investment property and the investment in unconsolidated affiliated real estate entity to understand how management’s significant estimates and assumptions are developed considering potential future market conditions. In addition, we evaluated the mathematical accuracy of the calculations included in the Company’s evaluation.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2014.

EISNERAMPER LLP

Iselin, New Jersey

March 26, 2024

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets

Investment property:
Land and improvements	$35,845,388	$-
Building and improvements	82,935,141	-
Furniture and fixtures	10,457,932	-
Construction in progress	270,007	114,614,484
Gross investment property	129,508,468	114,614,484
Less accumulated depreciation	(2,905,386)	-
Net investment property	126,603,082	114,614,484

Investment in unconsolidated affiliated real estate entity	9,736,742	12,998,999
Cash and cash equivalents	6,726,475	8,289,394
Restricted cash	1,005,344	1,215,200
Accounts receivable and other assets	1,399,872	1,154,466
Total Assets	$145,471,515	$138,272,543

Liabilities and Stockholders’ Equity

Mortgage payable, net	$83,666,224	$63,631,383
Accounts payable, accrued expenses and other liabilities	6,333,078	6,126,029
Subordinated advances - related party	14,012,553	13,825,600
Total Liabilities	104,011,855	83,583,012

Commitments and Contingencies

Stockholders’ Equity:
Company’s Stockholders’ Equity:
Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 8.3 million and 8.4 million shares issued and outstanding, respectively	83,064	83,984
Additional paid-in-capital	69,607,889	70,480,206
Accumulated deficit	(38,921,944)	(27,881,782)
Total Company’s Stockholders’ Equity	30,769,009	42,682,408
Noncontrolling interests	10,690,651	12,007,123
Total Stockholders’ Equity	41,459,660	54,689,531
Total Liabilities and Stockholders’ Equity	$145,471,515	$138,272,543

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022
Hotel revenues:	$23,322,329	$-

Expenses:
Hotel operating expenses	18,819,882	-
Real estate taxes	74,162	-
General and administrative costs	1,656,075	689,384
Pre-opening costs	2,339,418	1,504,568
Depreciation and amortization	2,905,386	-
Total expenses	25,794,923	2,193,952

Interest income	214,225	90,900
Interest expense, net	(11,053,923)	(186,954)
Loss from investment in unconsolidated affiliated real estate entity	(670,619)	(318,052)
Other expense, net	(17,952)	-
Net loss	(14,000,863)	(2,608,058)

Less: net loss attributable to noncontrolling interests	2,960,701	378,122

Net loss attributable to Company’s common shares	$(11,040,162)	$(2,229,936)

Basic and diluted net loss per Company’s common share:
Net loss per Company’s common shares, basic and diluted	$(1.33)	$(0.31)

Weighted average number of common shares outstanding, basic and diluted	8,327,650	8,418,997

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common		Additional Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity
BALANCE, December 31, 2021	8,477,679	$84,777	$71,157,978	$(25,651,846)	$12,220,427	$57,811,336

Net loss	-	-	-	(2,229,936)	(378,122)	(2,608,058)
Distributions paid to noncontrolling interests	-	-	-	-	(128,452)	(128,452)
Contributions of noncontrolling interests	-	-	-	-	293,270	293,270
Redemption and cancellation of shares	(79,324)	(793)	(677,772)	-	-	(678,565)

BALANCE, December 31, 2022	8,398,355	$83,984	$70,480,206	$(27,881,782)	$12,007,123	$54,689,531

Net loss	-	-	-	(11,040,162)	(2,960,701)	(14,000,863)
Contributions of noncontrolling interests	-	-	-	-	1,644,229	1,644,229
Redemption and cancellation of shares	(91,999)	(920)	(872,317)	-	-	(873,237)

BALANCE, December 31, 2023	8,306,356	$83,064	$69,607,889	$(38,921,944)	$10,690,651	$41,459,660

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,000,863)	$(2,608,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from investment in unconsolidated affiliated real estate entity	670,619	318,052
Depreciation and amortization	2,905,386	-
Amortization of deferred financing costs	1,457,870	-
Changes in assets and liabilities:
Increase in accounts receivable other assets	(245,406)	(951,253)
Increase in accounts payable, accrued expenses and other liabilities	4,267,978	332,791
Increase in accrued interest on subordinated advances - related party	186,954	186,954
Cash used in operating activities	(4,757,462)	(2,721,514)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(13,427,924)	(42,367,024)
Distributions from unconsolidated affiliated real estate entities	2,966,637	-
Investment in unconsolidated affiliated real estate entity	(374,999)	(2,523,967)
Cash used in investing activities	(10,836,286)	(44,890,991)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	13,049,981	45,433,727
Distributions paid to noncontrolling interests	-	(128,452)
Contributions of noncontrolling interests	1,644,229	293,270
Redemption and cancellation of common stock	(873,237)	(678,565)
Cash provided by financing activities	13,820,973	44,919,980

Change in cash, cash equivalents and restricted cash	(1,772,775)	(2,692,525)
Cash, cash equivalents and restricted cash, beginning of year	9,504,594	12,197,119
Cash, cash equivalents and restricted cash, end of period	$7,731,819	$9,504,594

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,380,635	$2,994,352
Capital expenditures for investment property in accounts payable, accrued expenses and other liabilities	$270,007	$4,330,936
Unpaid interest accrued and added as mortgage payable and investment property	$5,200,887	$1,569,946
Amortization of deferred financing costs included in investment property	$326,103	$1,783,974

The following is a summary of the Company’s cash, cash equivalents and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$6,726,475	$8,289,394
Restricted cash	1,005,344	1,215,200
Total cash, cash equivalents and restricted cash	$7,731,819	$9,504,594

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

1. Organization and Structure

Lightstone Value Plus REIT IV, Inc. (“Lightstone REIT IV’’), is a Maryland corporation, formed on September 9, 2014, which elected to qualify as a real estate investment trust (‘‘REIT’’) for United States (“U.S.”) federal income tax purposes beginning with the taxable year ended December 31, 2016.

Lightstone REIT IV, together with its subsidiaries is collectively referred to as the ‘‘Company’’ and the use of ‘‘we,’’ ‘‘our,’’ ‘‘us’’ or similar pronouns refers to Lightstone REIT IV or the Company as required by the context in which any such pronoun is used.

The Company has and currently expects to continue to seek opportunities to invest in real estate and real estate-related investments. The Company’s real estate investments may include operating properties and development projects and its real estate-related investment may include mezzanine loans, mortgage loans, bridge loans and preferred equity interests, with a focus on development-related investments, including investments intended to finance development or redevelopment opportunities. The Company may also invest in debt and derivative securities related to real estate assets. A portion of the Company’s investments may be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly owned by (i) The Lightstone Group, LLC (the “Sponsor”), which served as our sponsor during our initial public offering (the “Offering”), which terminated on March 31, 2017, (ii) its affiliates and/or (iii) other real estate investment programs it sponsors. Although the Company expects that most of its investments will be of these various types, it may also make other investments. In fact, it may invest in whatever types of investments that it believes are in its best interests.

The Company currently has one operating segment. As of December 31, 2023, the Company majority owned and consolidated the operating results of Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), a joint venture in which it has a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). The Company accounts for its unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

The Williamsburg Moxy Hotel Joint Venture owns a 216-room branded hotel (the “Williamsburg Moxy Hotel”) located in the Williamsburg neighborhood of Brooklyn in New York City, which it developed, constructed and opened on March 7, 2023. Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), a REIT also sponsored by the Sponsor and a related party, owns the other 25% membership interest in the Williamsburg Moxy Hotel Joint Venture, which is accounted for as noncontrolling interests in the Company’s consolidated financial statements.

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through December 31, 2023, 25 of the 29 units in the condominium project have been sold and the 40 East End Ave. Joint Venture owns the remaining four unsold units which are referred to as the 40 East End Project. Various affiliated entities majority-owned and/or controlled by David Lichtenstein, who majority owns and controls the Sponsor, own the other approximate 66.7% membership in the 40 East End Ave. Joint Venture.

The Company’s advisor is Lightstone Real Estate Income LLC, a Delaware Limited Liability Company (the “Advisor”). Both the Advisor and the Sponsor are majority owned by David Lichtenstein. On September 12, 2014, the Advisor contributed $200,000 for 20,000 shares of common stock (“Common Shares”), at $10.00 per share of Lightstone REIT IV. Mr. Lichtenstein also owns 222,222 Common Shares which were issued on June 15, 2015 for $2.0 million, or $9.00 per share. Subject to the oversight of the Company’s board of directors (the “Board of Directors”) and pursuant to the terms of an advisory agreement, the Advisor has the primary responsibility for making investment decisions on behalf of the Company and managing its day-to-day operations. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT IV.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company has no employees. The Company is dependent on the Advisor and certain affiliates of its Sponsor for performing a full range of services that are essential to it, including asset management, property management (excluding its hospitality property, which is managed by unrelated third party property managers) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology and investor relations services. If the Advisor and certain affiliates of the Sponsor are unable to provide these services to the Company, it would be required to provide the services itself or obtain the services from other parties.

The Company’s Common Shares are not currently listed on a national securities exchange. The Company may seek to list its Common Shares for trading on a national securities exchange only if a majority of its independent directors believe listing would be in the best interest of its stockholders. The Company does not intend to list its shares at this time. The Company does not anticipate that there would be any active market for its Common Shares until they are listed for trading.

Related Parties

The Sponsor, Advisor and their affiliates are related parties of the Company as well as other public REITs also sponsored and/or advised by these entities. Pursuant to the terms of various agreements, certain of these entities are entitled to compensation and reimbursement of costs incurred for services related to the investment, development, management and disposition of the Company’s assets. The compensation is generally based on the cost of acquired properties/investments and the annual revenue earned from such properties/investments, and other such fees and expense reimbursements as outlined in each of the respective agreements. See Note 6 for additional information.

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

2. Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of real estate and investments in other real estate entities. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

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
For the Years Ended December 31, 2023 and 2022
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

Room revenue is generated through contracts with customers whereby the customers agree to pay a daily rate for right to use a hotel room. The Company’s contract performance obligations are fulfilled at the end of the day that the customer is provided the room and revenue is recognized daily at the contract rate. Payment from the customer is secured at the end of the contract upon check-out by the customer from the hotel. The Company participates in frequent guest programs sponsored by the brand owner of its hotel whereby the brand owner allows guests to earn loyalty points during their hotel stay. The Company recognizes revenue at the amount earned that it will receive from the brand owner when a guest redeems their loyalty points by staying at the Company’s hotel.

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

The Williamsburg Moxy Hotel opened for business on March 7, 2023. Because the Williamsburg Moxy Hotel was under development and construction prior to its opening date, it had no operating results during all periods before March 7, 2023.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table represents the total hotel revenues from hotel operations on a disaggregated basis:

Hotel Revenues:	For the Year Ended December 31, 2023
Room	$15,487,246
Food, beverage and other	7,835,083
Total hotel revenues	$23,322,329

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
For the Years Ended December 31, 2023 and 2022
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

There were no impairment losses recorded during the years ended December 31, 2023 or 2022.

Depreciation and Amortization

Depreciation expense is computed based on the straight-line method over the estimated useful life of the applicable real estate asset. The Company generally uses estimated useful lives of up to 39 years for buildings and improvements and 5 to 10 years for furniture and fixtures. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.

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

If an investment qualifies for the equity method of accounting, the Company’s investment is recorded initially at cost, and subsequently adjusted for earnings and cash contributions and distributions. The earnings of an unconsolidated investment are allocated to its investors in accordance with the provisions of the operating agreement of the entity. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences, if any, between the carrying amount of our investment in the respective joint venture and the Company’s share of the underlying equity of such unconsolidated entity are amortized over the respective lives of the underlying assets as applicable. These items are reported as a single line item in the statements of operations as income or loss from investments in unconsolidated entities.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company reviews investments in unconsolidated entities for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. An investment in an unconsolidated entity is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. The ultimate realization of the Company’s investment in partially owned entities is dependent on a number of factors including the performance of that entity and market conditions. If the Company determines that a decline in the value of a partially owned entity is other than temporary, it will record an impairment charge.

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

Tax Status and Income Taxes

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

To maintain its qualification as a REIT, the Company engages in certain activities through a taxable REIT subsidiary (“TRS”). As such, it is subject to U.S. federal and state income and franchise taxes from these activities.

As of December 31, 2023 and 2022, the Company had no material uncertain income tax positions.

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and other assets, accounts payable and accrued expenses and other liabilities approximate their fair values because of the short maturity of these instruments.

The estimated fair value our mortgage payable approximated its carrying value because of the floating interest rate.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Noncontrolling Interests

Noncontrolling interests represents the noncontrolling member’s share of the equity in certain of the Company’s consolidated real estate investments. Income and losses are allocated to noncontrolling interest holders based generally on their ownership percentage.

Concentration of Risk

As of December 31, 2023 and 2022, the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk with respect to its cash and cash equivalents or restricted cash.

Net Earnings per Common Share

Net earnings per Common Share on a basic and fully diluted basis is earnings divided by the weighted average number of Common Shares outstanding. The Company does not have any potentially dilutive securities.

Current Environment

The Company’s operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, its business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws and regulations, outbreaks of contagious diseases, cybercrime, loss of key relationships, inflation and recession.

The Company’s overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, certain labor and supply chain challenges and other changes in economic conditions may adversely affect the Company’s results of operations and financial performance.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, or FASB, issued an accounting standards update, “Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments,” which changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The updated standard replaces the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For trade and other receivables and held to maturity debt securities, entities are required to use a new forward looking expected loss model that generally will result in the earlier recognition of allowances for losses. The Company has adopted this standard effective January 1, 2023, noting that it did not have a material impact on its consolidated financial statements or related disclosures.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

In November 2023, the FASB issued an accounting standards update which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments will require entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within segment profit and loss, as well as the title and position of the CODM. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the guidance and the impact it may have on its consolidated financial statements.

In December 2023, the FASB issued an accounting standards update which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This update is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the guidance and the impact it may have on its consolidated financial statements.

The Company has reviewed and determined that other recently issued accounting pronouncements will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its current operations.

3. Williamsburg Moxy Hotel

On July 17, 2019, the Company, through its then wholly owned subsidiary, Bedford Avenue Holdings LLC, acquired land parcels located at 353-361 Bedford Avenue in the Williamsburg neighborhood of the borough of Brooklyn in New York City, from unaffiliated third parties, for an aggregate purchase price of $30.4 million, excluding closing and other acquisition related costs, for the development and construction of the Williamsburg Moxy Hotel. On March 7, 2023, the development and construction of the Williamsburg Moxy Hotel was substantially completed and it opened for business. Subsequently, certain of its food and beverage venues opened during the second quarter of 2023.

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, the Company formed the Williamsburg Moxy Hotel Joint Venture with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of the Company’s membership interest in Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to its acquisition, Lightstone REIT III has made capital contributions to the Williamsburg Moxy Hotel Joint Venture aggregating $6.3 million through December 31, 2023, including $1.6 million made during the year ended December 31, 2023.

As a result, the Company and Lightstone REIT III have 75% and 25% membership interests, respectively, in the Williamsburg Moxy Hotel Joint Venture. Additionally, the Company is the managing member of the Williamsburg Moxy Hotel Joint Venture and Lightstone REIT III has consent rights with respect to all major decisions.

The Company has determined that the Williamsburg Moxy Hotel Joint Venture is a VIE and the Company is the primary beneficiary. As the Company is the member most closely associated with the Williamsburg Moxy Hotel Joint Venture and therefore has the power to direct the activities of the Williamsburg Moxy Hotel Joint Venture that most significantly impact its performance, the Company has consolidated the operating results and financial condition of the Williamsburg Moxy Hotel Joint Venture and accounted for the ownership interest of Lightstone REIT III as noncontrolling interests commencing on August 5, 2021. Earnings, contributions and distributions are allocated in accordance with each investor’s ownership percentage.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a development agreement (the “Development Agreement”) with an affiliate of the Advisor (the “Williamsburg Moxy Developer”) pursuant to which the Williamsburg Moxy Developer was paid a development fee equal to 3% of hard and soft costs, as defined in the Development Agreement, incurred in connection with the development and construction of the Williamsburg Moxy Hotel. Additionally on August 5, 2021, the Williamsburg Moxy Hotel Joint Venture obtained construction financing for the Williamsburg Moxy Hotel as discussed below. Furthermore, the Advisor and its affiliates are reimbursed for certain development-related costs attributable to the Williamsburg Moxy Hotel. See Note 6 for additional information.

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

In connection with the opening of the Williamsburg Moxy Hotel, including its food and beverage venues, the Williamsburg Moxy Hotel Joint Venture incurred pre-opening costs of $2.3 million and $1.5 million during the years ended December 31, 2023 and 2022, respectively. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

An adjacent land owner previously filed a claim questioning the Williamsburg Moxy Hotel Joint Venture’s right to develop and construct the Williamsburg Moxy Hotel without his consent. On November 3, 2023, the Williamsburg Moxy Hotel Joint Venture acquired additional building rights at a contractual purchase price of $3.1 million and, as a result, the adjacent land owner rescinded and withdrew his claim.

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility with a financial institution for up to $77.0 million (the “Moxy Construction Loan”) to fund the development, construction and certain pre-opening costs associated with the Williamsburg Moxy Hotel. The Moxy Construction Loan, which was scheduled to initially mature on February 5, 2024, has been further extended to May 4, 2024 but has two remaining extension options to August 5, 2024 and February 5, 2025, respectively, subject to the satisfaction of certain conditions. The Moxy Construction Loan is collateralized by the Williamsburg Moxy Hotel. The Moxy Construction Loan provided for a replacement benchmark rate in connection with the phase-out of LIBOR and effective after June 30, 2023, the Moxy Construction Loan’s interest rate converted from LIBOR plus 9.00%, with a floor of 9.50%, to SOFR plus 9.11%, with a floor of 9.61%. The Moxy Construction Loan requires monthly interest-only payments based on a rate of 7.50% and the excess added to the outstanding loan balance due at maturity. SOFR as of December 31, 2023 was 5.35%. LIBOR as of December 31, 2022 was 4.39%.

As of December 31, 2023 and 2022, the outstanding principal balance of the Moxy Construction Loan was $83.8 million (including $6.9 million of interest added to principal) which is presented, net of deferred financing fees of $0.1 million and $65.6 million (including $1.7 million of excess interest added to principal) which is presented, net of deferred financing fees of $2.0 million, respectively, on the consolidated balance sheets and is classified as mortgage payable, net. As of December 31, 2023, the Williamsburg Moxy Construction Loan’s interest rate was 14.46%. Additionally, the Williamsburg Moxy Hotel Joint Venture was required by the lender to deposit $3.0 million of key money (the “Key Money”) received from Marriott International, Inc. (“Marriott”) during the first quarter of 2023 into an escrow account, all of which was subsequently used to fund remaining construction costs for the project during the second quarter of 2023. See Note 7 for additional information.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

During 2023 (from January 1, 2023 through March 7, 2023) and during the year ended December 31, 2022, $2.0 million and $6.6 million, respectively, of interest attributable to the Moxy Construction Loan was capitalized to the carrying value of the Williamsburg Moxy Hotel (which was classified as construction in progress on the consolidated balance sheet prior to its opening on March 7, 2023) because it was under construction.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture has provided certain completion and carry cost guarantees. Furthermore, in connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture paid $3.7 million of loan fees and expenses and accrued $0.8 million of loan exit fees which are now due at the extended maturity date of May 4, 2024 and are included in other liabilities on the balance sheets as of both December 31, 2023 and 2022.

The Williamsburg Moxy Hotel Joint Venture currently expects to refinance the Moxy Construction Loan (outstanding principal balance of $83.8 million as of December 31, 2023) on or before its extended maturity date of May 4, 2024; however, there can be no assurances that it will be successful in such endeavors. If the Williamsburg Moxy Hotel Joint Venture is unable to refinance the Moxy Construction Loan on or before its extended maturity date of May 4, 2024, it will then seek to exercise the two remaining extension options.

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

The Company’s ownership interest in the 40 East End Ave. Joint Venture is a non-managing interest. Because the Company exerts significant influence over but does not control the 40 East End Ave. Joint Venture, it accounts for its ownership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting. All contributions to and distributions of earnings from the 40 East End Ave. Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the 40 East End Ave. Joint Venture are made to the members pursuant to the terms of its operating agreement. The Company commenced recording its allocated portion of earnings and cash distributions from the 40 East End Ave. Joint Venture beginning as of March 31, 2017.

Additionally, Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), a REIT also sponsored by the Sponsor, made $30.0 million of preferred equity contributions (the “Preferred Contributions”) to a subsidiary of the 40 East End Ave. Joint Venture, pursuant to an instrument that entitled Lightstone REIT I to monthly preferred distributions at a rate of 12% per annum. As of December 31, 2023, the 40 East End Ave. Joint Venture has redeemed the entire $30.0 million of Preferred Contributions (including an aggregate of $6.0 million redeemed during 2023).

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through December 31, 2023, 25 of the 29 units have been sold and the 40 East End Ave. Joint Venture owns the remaining four unsold units, which are referred to as the 40 East End Project.

Subsequent to the Company’s acquisition through December 31, 2023, it has made an aggregate of $8.8 million of capital contributions to the 40 East End Ave. Joint Venture, of which $0.4 million were made during the year ended December 31, 2023. During the year ended December 31, 2023, the Company received distributions from the 40 East End Ave. Joint Venture of $3.0 million.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The 40 East End Ave. Joint Venture Financial Information

The following table represents the condensed income statements for the 40 East End Ave. Joint Venture:

(amounts in thousands)	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Revenues	$17,516	$33,556

Cost of goods sold	18,036	31,224
Other expenses	1,280	1,575
Impairment of real estate inventory	-	112
Operating (loss)/income	(1,800)	645

Interest expense and other, net	(214)	(1,600)
Net loss	$(2,014)	$(955)
Company’s share of net loss (33.3%)	$(671)	$(318)

The following table represents the condensed balance sheets for the 40 East End Ave. Joint Venture:

	As of	As of
(amounts in thousands)	December 31, 2023	December 31, 2022
Real estate inventory	$27,873	$44,663
Cash and restricted cash	338	213
Other assets	1,137	406
Total assets	$29,348	$45,282

Other liabilities	171	316
Members’ capital	29,177	44,966
Total liabilities and members’ capital	$29,348	$45,282

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

5. Stockholders’ Equity

Preferred Stock

The Company’s charter authorizes the Company’s Board of Directors to designate and issue one or more classes or series of preferred stock without approval of the holders of Common Shares. On February 11, 2015, the Company amended and restated its charter to authorize the issuance of 50,000,000 shares of preferred stock. Prior to the issuance of shares of each class or series, the Board of Directors will be required by Maryland law and by the charter to set, subject to the charter restrictions on ownership and transfer of stock, the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of each class or series of preferred stock so issued, which may be more beneficial than the rights, preferences and privileges attributable to Common Shares. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. As of December 31, 2023, the Company had not issued any shares of preferred stock.

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

Distributions on Common Shares

No distributions were declared or paid for any periods during the years ended December 31, 2023 and 2022.

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
For the Years Ended December 31, 2023 and 2022
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

Effective May 10, 2021, the Board of Directors partially reopened the SRP to allow, subject to various conditions as set forth below, for redemptions submitted in connection with a stockholder’s death and hardship and set the price for all such purchases at the Company’s current estimated net asset value per share, as determined by the Board of Directors and reported by the Company from time to time, in effect as of the date of redemption. Deaths that occurred subsequent to January 1, 2020 were eligible for consideration. Beginning January 1, 2022, requests for redemptions in connection with a stockholder’s death must be submitted and received by the Company within one year of the stockholder’s date of death for consideration.

On the above noted date, the Board of Directors established that on an annual basis, the Company would not redeem in excess of 0.5% of the number of shares outstanding as of the end of the preceding year for either death or hardship redemptions, respectively. Additionally, redemption requests generally would be processed on a quarterly basis and would be subject to pro ration if either type of redemption requests exceeded the annual limitation.

For the year ended December 31, 2023, the Company repurchased 91,999 Common Shares at a weighted average price per share of $9.49. For the year ended December 31, 2022, the Company repurchased 79,324 Common Shares at a weighted average price per share of $8.55.

6. Related Party Transactions and Other Arrangements

The Sponsor, Advisor and their affiliates are related parties of the Company as well as other public REITs also sponsored and/or advised by these entities. Pursuant to the terms of various agreements, certain of these entities are entitled to compensation and reimbursement of costs incurred for services related to the investment, development, management and disposition of the Company’s assets. The compensation is generally based on the cost of acquired properties/investments and the annual revenue earned from such properties/investments, and other such fees and expense reimbursements as outlined in each of the respective agreements.

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

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Operational Stage

Fees	Amount
Acquisition Expenses	The Company reimburses the Advisor or its affiliates for expenses actually incurred related to selecting, originating or acquiring investments on the Company’s behalf, regardless of whether or not the Company acquires the related investments. In addition, the Company pays third parties, or reimburses the Advisor or its affiliates, for any investment-related expenses due to third parties, including, but not limited to, legal fees and expenses, travel and communications expenses, accounting fees and expenses and other closing costs and miscellaneous expenses, regardless of whether or not the Company acquires the related investments. In no event will the total of all acquisition fees and acquisition expenses (including those paid to third parties, as described above) with respect to a particular investment be unreasonable or, except in limited circumstances, exceed 5% of the amount funded by us to originate or acquire an investment (including the Company’s pro rata share (direct or indirect) of debt attributable to such investment, but exclusive of acquisition fees and acquisition expenses).

Asset Management Fee	The Company pays the Advisor or its assignees a monthly asset management fee equal to one-twelfth (1⁄12) of 1% of the cost of the Company’s assets. The cost of the Company’s assets means the amount funded by the Company for investments, including expenses and any financing attributable to such investments, less any principal received on such investments.

Operating Expenses	The Company reimburses the Advisor’s or its affiliates’ costs of providing administrative services, subject to the limitation that the Company generally will not reimburse the Advisor or its affiliates for any amount by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets (as defined in the advisory agreement), and (ii) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of investments for that period. After the end of any fiscal quarter for which the Company’s total operating expenses exceed this 2%/25% limitation for the four fiscal quarters then ended, if the Company’s independent directors exercise their right to conclude that this excess was justified, this fact will be disclosed in writing to the holders of Common Shares within 60 days. If the Company’s independent directors do not determine such excess expenses are justified, the Advisor or its affiliates are required to reimburse the Company, at the end of the four preceding fiscal quarters, by the amount that the Company’s aggregate annual total operating expenses paid or incurred exceed this 2%/25% limitation.

Additionally, the Company reimburses the Advisor or its affiliates for personnel costs in connection with other services; however, the Company does not reimburse the Advisor or its affiliates for (a) services for which the Advisor or its affiliates are entitled to compensation in the form of a separate fee, or (b) the salaries and benefits of the Company’s named executive officers.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
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

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

	For the Years Ended December 31,
	2023	2022
Development fees and cost reimbursement(1)	$573,223	$1,757,949
Asset management fees (general and administrative costs)	763,229	-
Total	$1,336,452	$1,757,949

(1)	Development fees and the reimbursement of development-related costs that we pay to the Advisor and its affiliates are capitalized and are included in the carrying value of the Williamsburg Moxy Hotel.

As of December 31, 2023 and 2022, the Company owed the Advisor and its affiliated entities $463,876 and $118,030, respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. Additionally, as December 31, 2022, the Advisor and its affiliated entities owed the Company $3,961, which was included in other assets on the consolidated balance sheets.

Subordinated Advances – Related Party

On March 18, 2016, the Company entered into a subordinated unsecured loan agreement (the “Subordinated Loan Agreement”) with the Sponsor pursuant to which the Sponsor made aggregate principal advances of $12.6 million through March 31, 2017 (the termination date of the Offering). The outstanding principal advances bear interest at a rate of 1.48%, but no interest or principal is due or payable to the Sponsor until holders of the Company’s Common Shares have received liquidating distributions equal to their respective net investments (defined as $10.00 per Common Share) plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments.

In the event of a liquidation of the Company, the distribution of any available net proceeds initially will be made to holders of its Common Shares until they have received liquidation distributions equal to their respective net investments plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments. Thereafter, only if additional liquidating distributions are available, the Company will be obligated to repay the outstanding principal advances and related accrued interest to the Sponsor. In the event that any additional liquidation distributions are still available, 85.0% of the aggregate will be payable to holders of the Company’s Common Shares and the remaining 15.0% to the Sponsor.

The outstanding principal advances and the related accrued interest are subordinate to all of the Company’s obligations as well as to the holders of its Common Shares in an amount equal to the shareholder’s net investment plus a cumulative, pre-tax, non-compounded annual return of 8.0% and only potentially payable to the Sponsor in connection with the Company’s liquidation.

As a result of the termination of the Offering on March 31, 2017, the Sponsor is no longer obligated to make any additional principal advances to the Company. However, interest will continue to accrue on the outstanding principal advances and the repayment, if any, of the principal advances and related accrued interest will be made according to the terms of the Subordinated Loan Agreement as discussed above.

As of December 31, 2023 and 2022, the aggregate outstanding principal advances and related accrued interest were $14.0 million and $13.8 million, respectively, which are classified as Subordinated advances – related party on the consolidated balance sheets. The Company accrued $186,954 of interest expense on the outstanding principal advances during both the years ended December 31, 2023 and 2022.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

7. Commitments and Contingencies

Hotel Franchise Agreement

The Williamsburg Moxy Hotel operates pursuant to a 30-year franchise agreement (the “Hotel Franchise Agreement”) with Marriott. The Hotel Franchise Agreement provides for the Williamsburg Moxy Hotel Joint Venture to pay franchise fees and marketing fund charges equal to certain prescribed percentages of gross room sales, as defined. Additionally, pursuant to the terms of the Hotel Franchise Agreement, the Williamsburg Moxy Hotel Joint Venture received $3.0 million of Key Money from Marriott during the first quarter of 2023. The Key Money is being amortized as a reduction to franchise fees over the term of the Hotel Franchise Agreement. As of December 31, 2023 the remaining unamortized balance of the Key Money was $2.9 million, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet. Pursuant to the terms of the Hotel Franchise Agreement, the Williamsburg Moxy Hotel Joint Venture may be obligated to return the unamortized portion of the Key Money back to Marriott upon the occurrence of certain events. The franchise fees and marketing fund charges are recorded as a component of hotel operating expenses in the consolidated statements of operations.

Hotel Management Agreements

With respect to the Williamsburg Moxy Hotel, the Williamsburg Moxy Hotel Joint Venture has entered into a hotel management agreement, food and beverage operations management agreement and an asset management agreement (collectively, the “Hotel Management Agreements”) with various unrelated third party management companies pursuant to which they provide oversight and management over the operation of the Williamsburg Moxy Hotel and its food and beverage venues and receive payment of certain prescribed management fees, generally based on a percentage of revenues and certain incentives for exceeding targeted earnings thresholds. The management fees are recorded as a component of hotel operating expenses on the consolidated statements of operations. The Hotel Management Agreements have initial terms ranging from 5 to 20 years.

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

PART II. CONTINUED:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2023, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended(the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2023 that our disclosure controls and procedures were adequate and effective.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system is a process designed by, or under the supervision of, our Chairman and Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2024 concerning each of our directors serving in such capacity:

Name	Age	Principal Occupation and Positions Held	Year Term of Office Will Expire	Served as a Director Since
David Lichtenstein	63	Chief Executive Officer and Chairman of the Board of Directors	2024	2015
Steven Spinola	75	Director	2024	2015
Michael J. Demarco	64	Director	2024	2021

David Lichtenstein is our Chief Executive Officer and Chairman of our Board of Directors. Mr. Lichtenstein founded both American Shelter Corporation and The Lightstone Group. From 1988 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of The Lightstone Group, directing all aspects of the acquisition, financing and management of a diverse portfolio of multifamily, lodging, retail and industrial properties located in 20 states and Puerto Rico. From June 2004 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Officer of Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”) and Chief Executive Officer of Lightstone Value Plus REIT LLC, its advisor. From April 2008 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Offer of Lightstone Value Plus REIT II, Inc. (“Lightstone REIT II”) and Lightstone Value Plus REIT II LLC, its advisor. From September 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone REIT III, and as Chief Executive Officer of Lightstone Value Plus REIT II ILLC, its advisor. From October 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Enterprises Limited (“Lightstone Enterprises”). On December 19, 2023, Mr. Lichtenstein was appointed to the Board of Directors of Lightstone Value Plus REIT V, Inc. (“Lightstone V”) and is Chairman and Chief Executive Officer of its advisor. Mr. Lichtenstein previously served as Chairman of the Board of Directors of Lightstone V from September 28, 2017 through August 30, 2021, when he was appointed Chairman Emeritus. From July 2015 to the present, Mr. Lichtenstein has served as a member of the Board of Directors of the New York City Economic Development Corporation. Mr. Lichtenstein is also a member of the International Council of Shopping Centers and the National Association of Real Estate Investment Trusts, Inc., an industry trade group, as well as a member of the Board of Directors of Touro College and New York Medical College. Mr. Lichtenstein has been selected to serve as a director due to his experience and networking relationships in the real estate industry, along with his experience in acquiring and financing real estate properties.

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

Executive Officers:

The following table presents certain information as of March 15, 2024 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held
David Lichtenstein	63	Chief Executive Officer and Chairman of the Board of Directors
Mitchell Hochberg	71	President and Chief Operating Officer
Joseph Teichman	50	General Counsel and Secretary
Seth Molod	60	Chief Financial Officer and Treasurer

David Lichtenstein for biographical information about Mr. Lichtenstein, see ‘‘Management — Directors.”

Mitchell Hochberg is our President and Chief Operating Officer and also serves as President and Chief Operating Officer of Lightstone REIT I, Lightstone REIT II and Lightstone REIT III and their respective advisors. Mr. Hochberg also serves as the President and Chief Operating Officer of our sponsor and our advisor. From October 2014 to the present, Mr. Hochberg has served as President of Lightstone Enterprises. Mr. Hochberg was appointed Chief Executive Officer of Behringer Harvard Opportunity REIT I, Inc. and Lightstone REIT V effective as of September 28, 2017, and on August 31, 2021, was appointed Chairman of the Board of Directors of Lightstone REIT V. Prior to joining The Lightstone Group in August 2012, Mr. Hochberg served as principal of Madden Real Estate Ventures from 2007 to August 2012 when it combined with our sponsor. Mr. Hochberg held the position of President and Chief Operating Officer of Ian Schrager Company, a developer and manager of innovative luxury hotels and residential projects in the U.S. from early 2006 to early 2007 and prior to that Mr. Hochberg founded Spectrum Communities, a developer of luxury neighborhoods in the northeast of the U.S., in 1985 where for 20 years he served as its President and Chief Executive Officer. Mr. Hochberg served on the board of directors of Belmond Ltd from 2009 to April 2019. Additionally, through October 2014, Mr. Hochberg served on the board of directors and as Chairman of the board of directors of Orleans Homebuilders, Inc. Mr. Hochberg received his law degree as a Harlan Fiske Stone Scholar from Columbia University School of Law and graduated magna cum laude from New York University College of Business and Public Administration with a Bachelor of Science degree in accounting and finance.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the SEC. Officers, directors and greater than 10% beneficial owners are required by SEC of our common stock complied with these filing requirements in 2023.

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

Compensation of Executive Officers

Our officers will not receive any cash compensation from us for their services as our officers. Additionally, our officers are officers of one or more of our related parties and are compensated by those entities (including our sponsor), in part, for their services rendered to us. From our inception through December 31, 2023, the Company has not compensated the officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 15, 2024 concerning each of our directors and executive officers serving in such capacities:

Name and Address of Beneficial Owner	Number of Shares of Common Stock of the Lightstone Income Trust Beneficially Owned	Percent of All Common Shares of Lightstone REIT IV
David Lichtenstein(1)	242,222	2.9%
Steven Spinola	-	-
Michael J. DeMarco	-	-
Mitchell Hochberg	-	-
Seth Molod	-	-
Joseph Teichman	-	-
Our directors and executive officers as a group (6 persons)	242,222	2.9%

(1)	Includes 20,000 shares owned by our Advisor and 222,222 shares owned by an entity 100% owned by David Lichtenstein. Our Advisor is majority owned and controlled by David Lichtenstein. The beneficial owner’s business address is 1985 Cedar Bridge Avenue, Lakewood, New Jersey 08701.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Both the Advisor and the Sponsor are majority owned by David Lichtenstein. On September 12, 2014, the Advisor contributed $200,000 for 20,000 shares of Common Shares, at $10.00 per share of Lightstone REIT IV. Mr. Lichtenstein also owns 222,222 Common Shares which were issued on June 15, 2015 for $2.0 million, or $9.00 per share. Subject to the oversight of our Board of Directors and pursuant to the terms of an advisory agreement, the Advisor has the primary responsibility for making investment decisions on behalf of us and managing our day-to-day operations. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT IV.

We have no employees. We are dependent on the Advisor and certain affiliates of the Sponsor to perform a full range of services that are essential to us, including asset management, property management (excluding our hospitality property, which is managed by unrelated third party property managers) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology and investor relations services. If the Advisor and certain affiliates of the Sponsor are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from other parties.

Our Sponsor, Advisor and their affiliates are related parties of ours as well as other public REITs also sponsored and/or advised by these entities. Pursuant to the terms of various agreements, certain of these entities are entitled to compensation and reimbursement of costs incurred for services related to the investment, development, management and disposition of our assets. The compensation is generally based on the cost of acquired properties/investments and the annual revenue earned from such properties/investments, and other such fees and expense reimbursements as outlined in each of the respective agreements.

As of December 31, 2023 and 2022, we owed the Advisor and its affiliated entities $463,876 and $118,030, respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. Additionally, as of December 31, 2022, the Advisor and its affiliates owed us $3,961, which is included in other assets on the consolidated balance sheets.

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

	For the Years Ended December 31,
	2023	2022
Development fees and cost reimbursement(1)	$573,223	$1,757,949
Asset management fees (general and administrative costs)	763,229	-
Total	$1,336,452	$1,757,949

(1)	Development fees and the reimbursement of development-related costs that we paid to the Advisor and its affiliates were capitalized and are included in the carrying value of the Williamsburg Moxy Hotel.

Subordinated Advances – Related Party

On March 18, 2016, we and the Sponsor entered into the Subordinated Loan Agreement pursuant to which the Sponsor made aggregate principal advances of $12.6 million to us through March 31, 2017 (the termination date of the Offering). The outstanding principal advances bear interest at a rate of 1.48%, but no interest or principal is due and payable to the Sponsor until holders of our Common Shares have received liquidation distributions equal to their respective net investments (defined as $10.00 per Common Share) plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments.

In the event of our liquidation, the distribution of any available net proceeds initially will be made to holders of our Common Shares until they have received liquidation distributions equal to their respective net investments plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments. Thereafter, only if additional liquidating distributions are available, we will be obligated to repay the outstanding principal advances and related accrued interest to the Sponsor. In the event that any additional liquidation distributions are still available, 85.0% of the aggregate amount will be payable to holders of our Common Shares and the remaining 15.0% to the Sponsor.

The outstanding principal advances and the related accrued interest are subordinate to all of our obligations as well as to the holders of our Common Shares in an amount equal to the shareholder’s net investment plus a cumulative, pre-tax, non-compounded annual return of 8.0% and only potentially payable to the Sponsor in the event of a liquidation of the Company.

As a result of the termination of the Offering on March 31, 2017, the Sponsor is no longer obligated to make any additional principal advances to us. However, interest will continue to accrue on the outstanding principal advances and the repayment, if any, of the principal advances and related accrued interest will be made according to the terms of the Subordinated Loan Agreement discussed above.

As of December 31, 2023, the aggregate outstanding principal advances and related accrued interest were $14.0 million and $13.8 million, respectively, which are classified as Subordinated advances – related party on our consolidated balance sheet.

We accrued $186,954 of interest expense on the outstanding principal advances during both the years ended December 31, 2023 and 2022, respectively.

Williamsburg Moxy Hotel

On July 17, 2019, we, through our then wholly owned subsidiary, Bedford Avenue Holdings LLC, acquired land parcels located at 353-361 Bedford Avenue in the Williamsburg neighborhood of the borough of Brooklyn in New York City, from unaffiliated third parties, for an aggregate purchase price of $30.4 million, excluding closing and other acquisition related costs, for the development and construction of the Williamsburg Moxy Hotel. On March 7, 2023, the development and construction of the Williamsburg Moxy Hotel was substantially completed and it opened for business. Subsequently, certain of its food and beverage venues opened during the second quarter of 2023.

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, we formed the Williamsburg Moxy Hotel Joint Venture with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of our membership interest in Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to its acquisition, Lightstone REIT III has made capital contributions to the Williamsburg Moxy Hotel Joint Venture aggregating $6.3 million through December 31, 2023, including $1.6 million made during the year ended December 31, 2023.

As a result, we and Lightstone REIT III have 75% and 25% membership interests, respectively, in the Williamsburg Moxy Hotel Joint Venture. Additionally, we are the managing member of the Williamsburg Moxy Hotel Joint Venture and Lightstone REIT III has consent rights with respect to all major decisions.

We have determined that the Williamsburg Moxy Hotel Joint Venture is a variable interest entity, or VIE, and we are the primary beneficiary. As we are the member most closely associated with the Williamsburg Moxy Hotel Joint Venture and therefore have the power to direct the activities of the Williamsburg Moxy Hotel Joint Venture that most significantly impact its performance, we have consolidated the operating results and financial condition of the Williamsburg Moxy Hotel Joint Venture and accounted for the ownership interest of Lightstone REIT III as noncontrolling interests commencing on August 5, 2021. Earnings, contributions and distributions are allocated in accordance with each investor’s ownership percentage.

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a development agreement (the “Development Agreement”) with an affiliate of the Advisor (the “Williamsburg Moxy Developer”) pursuant to which the Williamsburg Moxy Developer was paid a development fee equal to 3% of hard and soft costs, as defined in the Development Agreement, incurred in connection with the development and construction of the Williamsburg Moxy Hotel. Additionally on August 5, 2021, the Williamsburg Moxy Hotel Joint Venture obtained construction financing for the Williamsburg Moxy Hotel as discussed below. Furthermore, the Advisor and its affiliates were reimbursed for certain development-related costs attributable to the Williamsburg Moxy Hotel. See Note 6 of the Notes to the Consolidated Financial Statements for additional information.

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

In connection with the opening of the Williamsburg Moxy Hotel, including its food and beverage venues, the Williamsburg Moxy Hotel Joint Venture incurred pre-opening costs of $2.3 million and $1.5 million during the years ended December 31, 2023 and 2022, respectively. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

An adjacent land owner previously filed a claim questioning the Williamsburg Moxy Hotel Joint Venture’s right to develop and construct the Williamsburg Moxy Hotel without his consent. On November 3, 2023, the Williamsburg Moxy Hotel Joint Venture acquired additional building rights at a contractual purchase price of $3.1 million and, as a result, the adjacent land owner rescinded and withdrew his claim.

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility with a financial institution for up to $77.0 million (the “Moxy Construction Loan”) to fund the development, construction and certain pre-opening costs associated with the Williamsburg Moxy Hotel. The Moxy Construction Loan, which was scheduled to initially mature on February 5, 2024, has been further extended to May 4, 2024 but has two remaining extension options to August 5, 2024 and February 5, 2025, respectively, subject to the satisfaction of certain conditions. The Moxy Construction Loan is collateralized by the Williamsburg Moxy Hotel. The Moxy Construction Loan provided for a replacement benchmark rate in connection with the phase-out of LIBOR and effective after June 30, 2023, the Moxy Construction Loan’s interest rate converted from LIBOR plus 9.00%, with a floor of 9.50%, to SOFR plus 9.11%, with a floor of 9.61%. The Moxy Construction Loan requires monthly interest-only payments based on a rate of 7.50% and the excess is added to the outstanding loan balance due at maturity. SOFR as of December 31, 2023 was 5.35%. LIBOR as of December 31, 2022 was 4.39%.

As of December 31, 2023 and 2022, the outstanding principal balance of the Moxy Construction Loan was $83.8 million (including $6.9 million of excess interest added to principal) which is presented, net of deferred financing fees of $0.1 million and $65.6 million (including $1.7 million of interest added to principal) which is presented, net of deferred financing fees of $2.0 million, respectively, on the consolidated balance sheets and is classified as mortgage payable, net. As of December 31, 2023, the Williamsburg Moxy Construction Loan’s interest rate was 14.46%. Additionally, the Williamsburg Moxy Hotel Joint Venture was required by the lender to deposit $3.0 million of key money (the “Key Money”) received from Marriott International, Inc. (“Marriott”) during the first quarter of 2023 into an escrow account, all of which was subsequently used to fund remaining construction costs for the project during the second quarter of 2023. See Note 7 of the Notes to Consolidated Financial Statements for additional information.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture has provided certain completion and carry cost guarantees. Furthermore, in connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture paid $3.7 million of loan fees and expenses and accrued $0.8 million of loan exit fees which are now due at the extended maturity date of May 4, 2024 and are included in other liabilities on the balance sheets as of both December 31, 2023 and 2022.

The Williamsburg Moxy Hotel Joint Venture currently expects to refinance the Moxy Construction Loan (outstanding principal balance of $83.8 million as of December 31, 2023) on or before its extended maturity date of May 4, 2024; however, there can be no assurances that it will be successful in such endeavors. If the Williamsburg Moxy Hotel Joint Venture is unable to refinance the Moxy Construction Loan on or before its extended maturity date of May 4, 2024, it will then seek to exercise the two remaining extension options.

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

Our ownership interest in the 40 East End Ave. Joint Venture is a non-managing interest. Because we exert significant influence over but do not control the 40 East End Ave. Joint Venture, we account for our ownership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting. All contributions to and distributions of earnings from the 40 East End Ave. Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the 40 East End Ave. Joint Venture are made to the members pursuant to the terms of its operating agreement. We commenced recording our allocated portion of earnings and cash distributions from the 40 East End Ave. Joint Venture beginning as of March 31, 2017.

Additionally, Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), a REIT also sponsored by the Sponsor, made $30.0 million of preferred equity contributions (the “Preferred Contributions”) to a subsidiary of the 40 East End Ave. Joint Venture, pursuant to an instrument that entitled Lightstone REIT I to monthly preferred distributions at a rate of 12% per annum. As of December 31, 2023, the 40 East End Ave. Joint Venture has redeemed the entire $30.0 million of Preferred Contributions (including $6.0 million redeemed during 2023).

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through December 31, 2023, 25 of the 29 units have been sold and the 40 East End Ave. Joint Venture owns the remaining four unsold units, which are referred to as the 40 East End Avenue Project.

Subsequent to our acquisition through December 31, 2023, we have made an aggregate of $8.8 million of capital contributions to the 40 East End Ave. Joint Venture, of which $0.4 million were made during the year ended December 31, 2023. During the year ended December 31, 2023, we received aggregate distributions from the 40 East End Ave. Joint Venture of $3.0 million.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

Our independent public accounting firm is EisnerAmper, LLP, Iselin, New Jersey, Auditor Firm ID 274.

Audit and Non-Audit Fees

The following table presents the aggregate fees billed to us for the years presented by our principal accounting firm:

	Year ended December 31, 2023	Year ended December 31, 2022
Audit Fees(a)	$160,000	$160,650
Tax Fees(b)	30,555	48,235
Total Fees	$190,555	$208,885

(a)	Fees for audit services consisted of the audit of the Company’s annual financial statements and interim reviews, including services normally provided in connection with statutory and regulatory filings and including registration statements and consents.
(b)	Fees for tax services.

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus REIT IV Inc.:

We have reviewed and discussed with management Lightstone Value Plus REIT IV Inc.’s audited financial statements as of and for the year ended December 31, 2023.

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

Based on the reviews and discussions referred to above, we recommend to the board of directors that the financial statements referred to above be included in Lightstone Value Plus REIT IV Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023.

Audit Committee

Steven Spinola

Michael J. DeMarco

INDEPENDENT DIRECTORS’ REPORT

To the Stockholders of Lightstone Value Plus REIT IV Inc.:

We have reviewed the Company’s policies and determined that they are in the best interest of the Company’s stockholders. Set forth below is a discussion of the basis for that determination.

General

The Company has and currently expect to continue to seek opportunities to invest in real estate and real estate-related investments. The Company’s real estate investments may include operating properties and development projects and its real estate-related investments may include mezzanine loans, mortgage loans, bridge loans and preferred equity interests, with a focus on development-related investments, including those intended to finance development or redevelopment opportunities. The Company may also invest in debt and derivative securities related to real estate assets. A portion of the Company’s investments may be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly owned by its Sponsor, its affiliates or other real estate investment programs sponsored by it. Although the Company expects that most of its investments will be of these various types, it may make other investments. In fact, it may invest in whatever types of investments that it believes are in its best interests.

The Company has and currently expects to continue to focus its acquisition and origination activity on real estate properties and real estate-related investments located in the U.S., including certain related-party investments generally conducted through joint venture arrangements. The Company sometimes refers to the foregoing types of investments as its targeted investments. The Company expects to target investments that generally will offer predictable current cash flow and/or attractive risk-adjusted returns based on the underwriting criteria established and employed by its Advisor, which may include the anticipated leverage point, market and economic conditions, the location and quality of the underlying collateral and the borrower’s exit or refinancing plan. The Company’s ability to continue to execute its investment strategy may be enhanced through access to the sponsor’s extensive experience in both financing and developing real estate projects as well as in buying assets in the open market from third-parties. The Company has and currently expects to continue to seek to build a portfolio that may include some of or all the following investment characteristics: (a) provides current income; (b) is secured by high-quality commercial real estate; (c) includes subordinate capital investments by strong sponsors that support its investments and provide downside protection; and (d) possesses strong structural features that maximize repayment potential, such as a clear exit or refinancing plan by the borrower.

The Company has and currently expects to continue to enter into joint ventures, tenant-in-common investment or other ownership arrangements for the acquisition, development or improvement of properties with third parties or certain affiliates of its Sponsor, including its other sponsored REITs.

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

Steven Spinola

Michael J. DeMarco

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

LIGHTSTONE VALUE PLUS REIT IV INC.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2023

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, as part of this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT NO.	DESCRIPTION
1.1(2)	Amended and Restated Dealer Manager Agreement by and between Lightstone Value Plus REIT IV Inc. and Orchard Securities, LLC
1.2(4)	Form of Soliciting Dealer Agreement
3.1(6)	Second Articles of Amendment and Restatement of Lightstone Value Plus REIT IV Inc.
3.2(6)	Amended and Restated Bylaws of Lightstone Value Plus REIT IV Inc.
4.1(1)	Distribution Reinvestment Program, included as Appendix C to prospectus
4.2(5)	Description of Registrant’s Securities
5.1(1)	Opinion of Venable LLP re legality
10.1(3)	Advisory Agreement, dated as of March 4, 2015, by and between Lightstone Value Plus REIT IV Inc. and Lightstone Real Estate Income LLC
21*	Subsidiaries of the Registrant.
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus REIT IV Inc. on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 26, 2024, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statements.

*	As filed herewith
(1)	Previously filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (Reg. No. 333-200464) filed with the SEC on February 12, 2015.
(2)	Previously filed as an exhibit to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on January 12, 2017.
(3)	Previously filed as an exhibit to the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 15, 2016.
(4)	Previously filed as an exhibit to the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 28, 2017.
(5)	Previously filed as an exhibit to the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 19, 2021.
(6)	Previously filed as an exhibit to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on December 21, 2021.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT IV INC.

Date: March 26, 2024	By:	/s/ David Lichtenstein
David Lichtenstein
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board of Directors	March 26, 2024
David Lichtenstein	(Principal Executive Officer)

/s/ Seth Molod	Chief Financial Officer and Treasurer	March 26, 2024
Seth Molod	(Principal Financial Officer and Principal Accounting Officer)

/s/ Steven Spinola	Director	March 26, 2024
Steven Spinola

/s/ Michael J. DeMarco	Director	March 26, 2024
Michael J. DeMarco