Form 10-Q
period 2024-03-31
Lightstone Value Plus REIT IV, Inc.
filed 2024-05-15
CIK 1619312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes ☐   No ☑

As of May 7, 2024, there were 8.3 million outstanding shares of common stock of Lightstone Value Plus REIT IV, Inc.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data and where indicated in millions)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets

Investment property:
Land and improvements	$35,845,388	$35,845,388
Building and improvements	83,440,195	82,935,141
Furniture and fixtures	10,248,757	10,457,932
Construction in progress	90,465	270,007
Gross investment property	129,624,805	129,508,468
Less accumulated depreciation	(3,812,920)	(2,905,386)
Net investment property	125,811,885	126,603,082

Investment in unconsolidated affiliated real estate entity	9,628,234	9,736,742
Cash and cash equivalents	4,094,932	6,726,475
Restricted cash	1,005,344	1,005,344
Accounts receivable and other assets	1,353,802	1,399,872
Total Assets	$141,894,197	$145,471,515

Liabilities and Stockholders’ Equity

Mortgage payable, net	$85,351,880	$83,666,224
Accounts payable, accrued expenses and other liabilities	6,042,382	6,333,078
Subordinated advances - related party	14,059,036	14,012,553
Total Liabilities	105,453,298	104,011,855

Commitments and Contingencies

Stockholders’ Equity:
Company’s Stockholders’ Equity:
Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 8.3 million shares issued and outstanding	82,839	83,064
Additional paid-in-capital	69,383,454	69,607,889
Accumulated deficit	(42,749,147)	(38,921,944)
Total Company’s Stockholders’ Equity	26,717,146	30,769,009
Noncontrolling interests	9,723,753	10,690,651
Total Stockholders’ Equity	36,440,899	41,459,660
Total Liabilities and Stockholders’ Equity	$141,894,197	$145,471,515

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2024	2023
Hotel revenues:	$4,558,927	$952,862

Expenses:
Hotel operating expenses	4,632,967	1,339,914
Real estate taxes	28,774	3,520
General and administrative costs	461,655	256,394
Pre-opening costs	-	1,734,665
Depreciation and amortization	907,534	271,098
Total expenses	6,030,930	3,605,591

Interest income	33,263	64,363
Interest expense	(3,351,175)	(853,942)
Loss from investment in unconsolidated affiliated real estate entity	(108,507)	(220,834)
Other expense, net	(18,304)	(1,138)
Net loss	(4,916,726)	(3,664,280)
Less: net loss attributable to noncontrolling interests	1,089,523	807,339
Net loss attributable to Company’s common shares	$(3,827,203)	$(2,856,941)

Basic and diluted net loss per Company’s common share:
Net loss per Company’s common shares, basic and diluted	$(0.46)	$(0.44)

Weighted average number of common shares outstanding, basic and diluted	8,290,062	8,374,573

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(unaudited)

			Additional
	Common		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity
BALANCE, December 31, 2022	8,398,355	$83,984	$70,480,206	$(27,881,782)	$12,007,123	$54,689,531

Net loss	-	-	-	(2,856,941)	(807,339)	(3,664,280)
Contributions of noncontrolling interests	-	-	-	-	56,353	56,353
Redemption and cancellation of common stock	(32,929)	(329)	(282,209)	-	-	(282,538)

BALANCE, March 31, 2023	8,365,426	$83,655	$70,197,997	$(30,738,723)	$11,256,137	$50,799,066

			Additional
	Common		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity
BALANCE, December 31, 2023	8,306,356	$83,064	$69,607,889	$(38,921,944)	$10,690,651	$41,459,660

Net loss	-	-	-	(3,827,203)	(1,089,523)	(4,916,726)
Contributions of noncontrolling interests	-	-	-	-	122,625	122,625
Redemption and cancellation of common stock	(22,466)	(225)	(224,435)	-	-	(224,660)

BALANCE, March 31, 2024	8,283,890	$82,839	$69,383,454	$(42,749,147)	$9,723,753	$36,440,899

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,916,726)	$(3,664,280)
Adjustments to reconcile net loss to cash (used in)/provided by operating activities:
Loss from investment in unconsolidated affiliated real estate entity	108,507	220,834
Depreciation and amortization	907,534	271,098
Amortization of deferred financing costs	225,664	119,891
Non-cash interest expense	1,480,436	-
Changes in assets and liabilities:
Decrease in accounts receivable and other assets	46,070	477,134
(Decrease)/increase in accounts payable, accrued expenses and other liabilities	(56,073)	5,179,888
Increase in accrued interest on subordinated advances - related party	46,483	46,098
Cash (used in)/provided by operating activities	(2,158,105)	2,650,663

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(350,959)	(7,782,803)
Investment in unconsolidated affiliated real estate entity	-	(41,666)
Cash used in investing activities	(350,959)	(7,824,469)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	95,056	8,973,465
Payment of loan fees and expenses	(115,500)	-
Contributions of noncontrolling interests	122,625	56,353
Redemption and cancellation of common stock	(224,660)	(282,538)
Cash (used in)/provided by financing activities	(122,479)	8,747,280

Change in cash, cash equivalents and restricted cash	(2,631,543)	3,573,474
Cash, cash equivalents and restricted cash, beginning of year	7,731,819	9,504,594
Cash, cash equivalents and restricted cash, end of period	$5,100,276	$13,078,068

Supplemental disclosure of cash flow information:
Cash paid for income tax	$16,333	$1,138
Cash paid for interest	$1,598,316	$1,289,391
Capital expenditures for investment property in accounts payable, accrued expenses and other liabilities	$35,385	$3,487,630
Unpaid interest accrued and capitalized as mortgage payable and investment property	$-	$1,060,366
Amortization of deferred financing costs included in investment property	$-	$326,103

The following is a summary of the Company’s cash, cash equivalents and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$4,094,932	$8,639,109
Restricted cash	1,005,344	4,438,959
Total cash, cash equivalents and restricted cash	$5,100,276	$13,078,068

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

1.	Business and Structure

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

The Company currently has one operating segment. As of March 31, 2024, the Company majority owned and consolidated the operating results of Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), a joint venture in which it has a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). The Company accounts for its unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

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

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through March 31, 2024, 25 of the 29 units in the condominium project have been sold and the 40 East End Ave. Joint Venture owns the remaining four unsold units which are referred to as the 40 East End Project. Various affiliated entities majority-owned and/or controlled by David Lichtenstein, who majority owns and controls the Sponsor, own the other approximate 66.7% membership in the 40 East End Ave. Joint Venture.

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

2.	Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the periods presented. The accompanying unaudited consolidated financial statements of the Lightstone REIT IV have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.

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

The consolidated balance sheet as of December 31, 2023 included herein has been derived from the consolidated balance sheet included in the Company’s Annual Report on Form 10-K.

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

The Company’s income tax benefits and expense are included in other expense, net on its consolidated statements of operations. During the three months ended March 31, 2024 and 2023, the Company recorded income tax expense of $16,333 and $1,138, respectively.

As of March 31, 2024 and December 31, 2023, the Company had no material uncertain income tax positions.

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

Revenues

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months ended March 31, 2024	For the Three Months ended March 31, 2023
Hotel revenues
Room	$2,905,944	$599,365
Food, beverage and other	1,652,983	353,497
Total hotel revenues	$4,558,927	$952,862

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

Concentration of Risk

As of March 31, 2024 and December 31, 2023, the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk with respect to its cash and cash equivalents or restricted cash.

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

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, the Company formed the Williamsburg Moxy Hotel Joint Venture with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of the Company’s membership interest in Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to its acquisition, Lightstone REIT III has made capital contributions to the Williamsburg Moxy Hotel Joint Venture aggregating $6.4 million through March 31, 2024, including $0.1 million made during the three months ended March 31, 2024.

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

The Williamsburg Moxy Hotel was substantially completed and opened for business on March 7, 2023. In connection with the opening of the hotel, including its food and beverage venues, the Williamsburg Moxy Hotel Joint Venture incurred pre-opening costs of $1.7 million during the three months ended March 31, 2023. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility with a financial institution for up to $77.0 million (the “Moxy Construction Loan”) to fund certain of the development, construction and certain pre-opening costs associated with the Williamsburg Moxy Hotel. The Moxy Construction Loan, which was scheduled to initially mature on February 5, 2024, was further extended to May 4, 2024. The Moxy Construction Loan was collateralized by the Williamsburg Moxy Hotel. The Moxy Construction Loan provided for a replacement benchmark rate in connection with the phase-out of LIBOR and effective after June 30, 2023, the Moxy Construction Loan’s interest rate converted from LIBOR plus 9.00%, with a floor of 9.50%, to SOFR plus 9.11%, with a floor of 9.61%. The Moxy Construction Loan required monthly interest-only payments based on a rate of 7.50% and the excess added to the outstanding loan balance due at maturity. SOFR as of March 31, 2024 and December 31, 2023 was 5.32% and 5.35%, respectively.

As of March 31, 2024 and December 31, 2023, the outstanding principal balance of the Moxy Construction Loan was $85.4 million (including $8.4 million of interest added to principal) which is presented, net of deferred financing fees of $38,500 and $83.8 million (including $6.9 million of excess interest added to principal) which is presented, net of deferred financing fees of $148,665, respectively, on the consolidated balance sheets and is classified as mortgage payable, net. As of March 31, 2024, the Williamsburg Moxy Construction Loan’s interest rate was 14.43%.

During 2023 (from January 1, 2023 through March 7, 2023) $2.0 million of interest attributable to the Moxy Construction Loan was capitalized to the carrying value of the Williamsburg Moxy Hotel because it was under construction.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture provided certain completion and carry cost guarantees. Furthermore, in connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture paid $3.7 million of loan fees and expenses and accrued $0.8 million of loan exit fees which are included in other liabilities on the balance sheets as of March 31, 2024 and December 31, 2023.

Moxy Mortgage Loans

On April 19, 2024, the Williamsburg Moxy Joint Venture entered into an $86.0 million senior mortgage loan facility (the “Moxy Senior Loan”) and a $9.0 million junior mortgage loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Mortgage Loans”) with unrelated third parties.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

The Moxy Mortgage Loans bear interest at SOFR plus 5.10%, subject to a 8.75% floor (10.42% as of March 31, 2024). The Moxy Mortgage Loans initially mature on April 19, 2027, but may be further extended though the exercise of two six-month extension options, subject to the satisfaction of certain conditions. The Moxy Mortgage Loans require monthly interest-only payments with their outstanding principal due in full at maturity and are collateralized by the Williamsburg Moxy Hotel, however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. The Williamsburg Moxy Hotel Joint Venture used $85.8 million of the aggregate proceeds from the Moxy Mortgage Loans in connection with the payoff of the Moxy Construction Loan consisting of the outstanding indebtedness (principal and interest) of $86.0 million and accrued exit fees of $0.8 million, net of restricted escrows of $1.0 million.

In connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture has provided certain interest and carry costs guarantees. Furthermore, in connection with the Moxy Mortgage Loans, $3.2 million of the initial proceeds advanced at closing were used to fund reserves for interest, real estate taxes and insurance. Additionally, the Williamsburg Moxy Hotel Joint Venture paid an aggregate of $2.8 million of loan fees and expenses in connection with the Moxy Mortgage Loans.

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

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through March 31, 2024, 25 of the 29 units have been sold and the 40 East End Ave. Joint Venture owns the remaining four unsold units, which are referred to as the 40 East End Project.

The 40 East End Ave. Joint Venture Financial Information

The following table represents the condensed income statements for the 40 East End Ave. Joint Venture:

(amounts in thousands)	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Revenues	$-	$4,455

Cost of goods sold	-	4,566
Other expenses	335	373
Operating loss	(335)	(484)

Interest expense and other, net	9	(179)
Net loss	$(326)	$(663)
Company’s share of net loss (33.3%)	$(109)	$(221)

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

The following table represents the condensed balance sheets for the 40 East End Ave. Joint Venture:

	As of	As of
(amounts in thousands)	March 31, 2024	December 31, 2023
Real estate inventory	$27,873	$27,873
Cash and restricted cash	96	338
Other assets	1,074	1,137
Total assets	$29,043	$29,348

Other liabilities	$192	$171
Members’ capital	28,851	29,177
Total liabilities and members’ capital	$29,043	$29,348

5.	Stockholders’ Equity

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

For the three months ended March 31, 2024, we repurchased 22,466 Common Shares at a weighted average price per share of $10.00. For the three months ended March 31, 2023, the Company repurchased 32,929 Common Shares at a weighted average price per share of $8.58.

Net Earnings per Common Share

Net earnings per Common Share on a basic and fully diluted basis is earnings divided by the weighted average number of shares of Common Shares outstanding. The Company does not have any potentially dilutive securities.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
Development fees and cost reimbursement(1)	$-	$286,042
Asset management fees (general and administrative costs)	243,154	60,257
Total	$243,154	$346,299

(1)	Development fees and the reimbursement of development-related costs that we pay to the Advisor and its affiliates are capitalized and are included in the carrying value of the a Williamsburg Moxy Hotel. See Note 3 for additional information.

As of March 31, 2024 and December 31, 2023, the Company owed the Advisor and its affiliated entities $372,306 and $463,876, respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

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

As of March 31, 2024 and December 31, 2023, the aggregate outstanding principal advances and related accrued interest were $14.1 million and $14.0 million, respectively, which are classified as Subordinated advances – related party on the consolidated balance sheets.

During the three months ended March 31, 2024 and 2023, the Company accrued $46,483 and $46,098, respectively of interest on the principal advances.

7.	Commitments and Contingencies

Hotel Franchise Agreement

The Williamsburg Moxy Hotel operates pursuant to a 30-year franchise agreement (the “Hotel Franchise Agreement”) with Marriott. The Hotel Franchise Agreement provides for the Williamsburg Moxy Hotel Joint Venture to pay franchise fees and marketing fund charges equal to certain prescribed percentages of gross room sales, as defined. Additionally, pursuant to the terms of the Hotel Franchise Agreement, the Williamsburg Moxy Hotel Joint Venture received $3.0 million of Key Money from Marriott during the first quarter of 2023. The Key Money is being amortized as a reduction to franchise fees over the term of the Hotel Franchise Agreement. As of March 31, 2024 the remaining unamortized balance of the Key Money was $2.9 million, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet. Pursuant to the terms of the Hotel Franchise Agreement, the Williamsburg Moxy Hotel Joint Venture may be obligated to return the unamortized portion of the Key Money back to Marriott upon the occurrence of certain events. The franchise fees and marketing fund charges are recorded as a component of hotel operating expenses in the consolidated statements of operations.

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

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include discussion and analysis of the financial condition of Lightstone Value Plus REIT IV, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), including our ability to make accretive real estate or real estate-related investments, rent space on favorable terms, to address our debt maturities and to fund our liquidity requirements, to sell our assets when we believe advantageous to achieve our investment objectives, our anticipated capital expenditures, the amount and timing of anticipated future cash distributions to our stockholders, the estimated net asset value per share of our common stock, and other matters. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors described below:

●	market and economic challenges experienced by the United States (“U.S.”) and global economies or real estate industry as a whole and the local economic conditions in the markets in which our investments are located. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; such as inflation, recession, political upheaval or uncertainty, terrorism and acts of war, natural and man-made disasters, cybercrime, and outbreaks of contagious diseases;

●	the availability of cash flow from operating activities for distributions, if required to maintain our status as a real estate investment trust (“REIT”);

●	conflicts of interest arising out of our relationships with our advisor and its affiliates;

●	our ability to retain our executive officers and other key individuals who provide advisory and property management services to us;

●	our level of debt and the terms and limitations imposed on us by our debt agreements;

●	the availability of credit generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;

●	our ability to make accretive investments;

●	our ability to diversify our portfolio of assets;

●	changes in market factors that could impact our rental rates and operating costs;

●	our ability to secure leases at favorable rental rates;

●	our ability to sell our assets at a price and on a timeline consistent with our investment objectives;

●	impairment charges;

●	unfavorable changes in laws or regulations impacting our business, our assets or our key relationships; and

●	factors that could affect our ability to qualify as a REIT.

Forward-looking statements in this Quarterly Report on Form 10-Q reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q, and may ultimately prove to be incorrect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results, except as required by applicable law. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

We currently have one operating segment. As of March 31, 2024, we majority owned and consolidated the operating results of Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), a joint venture in which we have a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

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

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through March 31, 2024, 25 of the 29 condominium units have been sold and the 40 East End Ave. Joint Venture owns the remaining four unsold units which are referred to as the 40 East End Avenue Project. Various affiliated entities majority-owned and/or controlled by David Lichtenstein, who majority owns and controls the Sponsor, own the other approximate 66.7% membership in the 40 East End Ave. Joint Venture.

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

As of March 31, 2024 and December 31, 2023, the aggregate outstanding principal advances and related accrued interest were $14.1 million and $14.0 million, respectively, which are classified as Subordinated advances - related party on our consolidated balance sheet.

During the three months ended March 31, 2024 and 2023, we accrued $46,483 and $46,098, respectively of interest on the principal advances.

Concentration of Credit Risk

As of March 31, 2024 and December 31, 2023, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk with respect to our cash and cash equivalents or restricted cash.

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

We are not currently aware of any other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our operations, other than those referred to above or throughout this Quarterly Report on Form 10-Q. The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. (“GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period.

Portfolio Summary

As of March 31, 2024, we majority owned and consolidated the operating results of the Williamsburg Moxy Hotel Joint Venture, a joint venture in which we have a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in the 40 East End Ave. Joint Venture. We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

The Williamsburg Moxy Hotel Joint Venture developed and constructed the Williamsburg Moxy Hotel, which opened for business on March 7, 2023. Lightstone REIT III, a REIT also sponsored by the Sponsor and a related party, owns the other 25% membership interest in the Williamsburg Moxy Hotel Joint Venture, which is accounted for as noncontrolling interests in our consolidated financial statements.

Hospitality

	Location	Year Built	Date Opened	For the Three Months Ended March 31, 2024	Percentage Occupied for the Three Months Ended March 31, 2024	Revenue per Available Room (“RevPAR”) for the Three Months Ended March 31, 2024	Average Daily Rate (“ADR”) for the Three Months Ended March 31, 2024
Williamsburg Moxy Hotel	Williamsburg, New York	2023	3/7/2023	19,656	78%	$147.84	$189.67

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through March 31, 2024, 25 of the 29 units in the 40 East End Project have been sold and the 40 East End Ave. Joint Venture owns the remaining four unsold units which are referred to as the 40 East End Project. Various affiliated entities majority-owned and/or controlled by David Lichtenstein, who also majority owns and controls the Sponsor, own the other approximate 66.7% membership interest in the 40 East End Ave. Joint Venture.

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

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2024 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Comparison of the three months ended March 31, 2024 vs. March 31, 2023

Consolidated

During the three months ended March 31, 2024, the Williamsburg Moxy Hotel was 78% occupied and had RevPAR of $147.84 and ADR of $189.67.

Hotel revenues

Our hotel revenues are comprised of room revenue and food, beverage and other revenue. On March 7, 2023, the Williamsburg Moxy Joint Venture substantially completed the development and construction of the Williamsburg Moxy Hotel and it opened for business. Additionally, certain of its food and beverage venues subsequently opened during the second quarter of 2023.

Total hotel revenues were $4.6 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively. Room revenues were $2.9 million and $0.6 million and food, beverage and other revenues were $1.7 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively.

Hotel operating expenses

Total hotel operating expenses were $4.6 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively. Room expenses were $2.7 million and $0.7 million and food and beverage costs were $1.9 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively. These increases are attributable to a full quarter of operations during 2024 for the Williamsburg Moxy Hotel, which opened on March 7, 2023.

General and administrative expenses

General and administrative expenses increased by $0.2 million to $0.5 million during the three months ended March 31, 2024 compared to $0.3 million for the same period in 2023. The increase is primarily due to an increase in asset management fees related to the Williamsburg Moxy Hotel, which opened on March 7, 2023.

Depreciation and amortization

Depreciation and amortization expense increased by $0.6 million to $0.9 million during the three months ended March 31, 2024 compared to $0.3 million for the same period in 2023. This increases was attributable to a full quarter of depreciation expense during the three months ended March 31, 2024 for the Williamsburg Moxy Hotel.

Interest expense

Interest expense was $3.4 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively. Interest expense is attributable to the financing associated with the Williamsburg Moxy Hotel and the outstanding principal advances of $12.6 million (included in Subordinated Advances – Related Party on the Consolidated Balance Sheets). The significant increase in interest expense is directly attributable to the cessation of the capitalization of all interest expense associated with the Williamsburg Moxy Hotel when its construction was substantially completed and it opened on March 7, 2023. During 2023 (from January 1, 2023 through March 7, 2023), $2.0 million of interest attributable to the Moxy Construction Loan was capitalized to the carrying value of the Williamsburg Moxy Hotel because it was under construction.

Loss from investment in unconsolidated affiliated real estate entity

Our loss from investment in unconsolidated affiliated real estate entity is solely attributable to our ownership interest in the 40 East End Ave. Joint Venture. The losses from our investment in the 40 East End Ave. Joint Venture was $0.1 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively. We account for our investment in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

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

Financial Condition, Liquidity and Capital Resources

As of March 31, 2024, we had cash and cash equivalents of $4.1 million and restricted cash of $1.0 million. We currently believe that our available cash on hand, cash flows generated from the Williamsburg Moxy Hotel, which opened on March 7, 2023, capital contributions received from Lightstone REIT III for the Williamsburg Moxy Joint Venture, and distributions received from the 40 East End Ave. Joint Venture will be sufficient to satisfy our expected cash requirements for at least twelve months from the date of filing this report, which primarily consist of anticipated operating expenses, scheduled debt service, any necessary capital contributions to the 40 East End Ave. Joint Venture and distributions to our shareholders, if any, required to maintain our qualification as a REIT for the foreseeable future.

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

We have agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities. As of March 31, 2024 and December 31, 2023, we owed the Advisor and its affiliated entities $372,306 and $463,876, respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

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

The following table represents the fees incurred associated with the payments to the Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
Development fees and cost reimbursement(1)	$-	$286,042
Asset management fees (general and administrative costs)	243,154	60,257
Total	$243,154	$346,299

(1)	Development fees and the reimbursement of development-related costs that we pay to the Advisor and its affiliates are capitalized and are included in the carrying value of the Williamsburg Moxy Hotel.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Cash flows (used in)/provided by operating activities	$(2,158,105)	$2,650,663
Cash flows used in investing activities	(350,959)	(7,824,469)
Cash flows (used in)/provided by financing activities	(122,479)	8,747,280
Change in cash, cash equivalents and restricted cash	(2,631,543)	3,573,474
Cash, cash equivalents and restricted cash, beginning of the year	7,731,819	9,504,594
Cash, cash equivalents and restricted cash, end of the period	$5,100,276	$13,078,068

Operating activities

The cash used in operating activities of $2.2 million during the three months ended March 31, 2024 consisted of our net loss of $4.9 million less non cash interest expense of $1.5 million, depreciation and amortization of $0.9 million, amortization of deferred financing costs of $0.2 million and our loss from our investment in unconsolidated affiliated real estate entity of $0.1 million.

Investing activities

The cash used in investing activities during the three months ended March 31, 2024 of $0.4 million consisted primarily of residual development and construction costs associated with the Williamsburg Moxy Hotel.

Financing activities

The cash used in financing activities during the three months ended March 31, 2024 of $0.1 million consisted of payment of loan fees and expense of $0.1 million and redemptions and cancellation of shares of Common Shares of $0.2 million partially offset by proceeds from the construction financing for the Williamsburg Moxy Hotel of $0.1 million and capital contributions made by Lightstone REIT III to the Williamsburg Moxy Hotel Joint Venture of $0.1 million.

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

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, we formed the Williamsburg Moxy Hotel Joint Venture with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of our membership interest in Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to its acquisition, Lightstone REIT III has made capital contributions to the Williamsburg Moxy Hotel Joint Venture aggregating $6.4 million through March 31, 2024, including $0.1 million made during the three months ended March 31, 2024.

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

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility with a financial institution for up to $77.0 million (the “Moxy Construction Loan”) to fund certain of the development, construction and certain pre-opening costs associated with the Williamsburg Moxy Hotel. The Moxy Construction Loan, which was scheduled to initially mature on February 5, 2024, was further extended to May 4, 2024. The Moxy Construction Loan was collateralized by the Williamsburg Moxy Hotel. The Moxy Construction Loan provided for a replacement benchmark rate in connection with the phase-out of LIBOR and effective after June 30, 2023, the Moxy Construction Loan’s interest rate converted from LIBOR plus 9.00%, with a floor of 9.50%, to SOFR plus 9.11%, with a floor of 9.61%. The Moxy Construction Loan requires monthly interest-only payments based on a rate of 7.50% and the excess is added to the outstanding loan balance due at maturity. SOFR as of March 31, 2024 and December 31, 2023 was 5.32% and 5.35%, respectively.

As of March 31, 2024 and December 31, 2023, the outstanding principal balance of the Moxy Construction Loan was $85.4 million (including $8.4 million of interest added to principal) which is presented, net of deferred financing fees of $38,500 and $83.8 million (including $6.9 million of excess interest added to principal) which is presented, net of deferred financing fees of $148,665, respectively, on the consolidated balance sheets and is classified as mortgage payable, net. As of March 31, 2024, the Williamsburg Moxy Construction Loan’s interest rate was 14.43%.

During 2023 (from January 1, 2023 through March 7, 2023) $2.0 million of interest attributable to the Moxy Construction Loan was capitalized to the carrying value of the Williamsburg Moxy Hotel because it was under construction.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture provided certain completion and carry cost guarantees. Furthermore, in connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture paid $3.7 million of loan fees and expenses and accrued $0.8 million of loan exit fees which are included in other liabilities on the balance sheets as of March 31, 2024 and December 31, 2023.

Moxy Mortgage Loans

On April 19, 2024, the Williamsburg Moxy Joint Venture entered into an $86.0 million senior mortgage loan facility (the “Moxy Senior Loan”) and a $9.0 million junior mortgage loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Mortgage Loans”) with unrelated third parties.

The Moxy Mortgage Loans bear interest at SOFR plus 5.10%, subject to a 8.75% floor (10.42% as of March 31, 2024). The Moxy Mortgage Loans initially mature on April 19, 2027, but may be further extended though the exercise of two six-month extension options, subject to the satisfaction of certain conditions. The Moxy Mortgage Loans require monthly interest-only payments with their outstanding principal due in full at maturity and are collateralized by the Williamsburg Moxy Hotel, however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. The Williamsburg Moxy Hotel Joint Venture used $85.8 million of the aggregate proceeds from the Moxy Mortgage Loans in connection with the payoff of the Moxy Construction Loan consisting of the outstanding indebtedness (principal and interest) of $86.0 million and accrued exit fees of $0.8 million, net of restricted escrows of $1.0 million.

In connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture has provided certain interest and carry costs guarantees. Furthermore, in connection with the Moxy Mortgage Loans, $3.2 million of the initial proceeds advanced at closing were used to fund reserves for interest, real estate taxes and insurance. Additionally, the Williamsburg Moxy Hotel Joint Venture paid an aggregate of $2.8 million of loan fees and expenses in connection with the Moxy Mortgage Loans.

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

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through March 31, 2024, 25 of the 29 units have been sold and the 40 East End Ave. Joint Venture owns the remaining four unsold units, which are referred to as the 40 East End Avenue Project.

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

For the three months ended March 31, 2024, we repurchased 22,466 Common Shares at a weighted average price per share of $10.00. For the three months ended March 31, 2023, we repurchased 32,929 Common Shares at a weighted average price per share of $8.58.

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
101*

XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus REIT IV, Inc. on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 15, 2024, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT IV, INC.

Date: May 15, 2024	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)