Form 10-Q
period 2024-06-30
Lightstone Value Plus REIT IV, Inc.
filed 2024-08-14
CIK 1619312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Yes ☐   No ☑

As of August 7, 2024, there were 8.2 million outstanding shares of common stock of Lightstone Value Plus REIT IV, Inc.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(unaudited)
Assets

Investment property:
Land and improvements	$35,845,388	$35,845,388
Building and improvements	83,440,195	82,935,141
Furniture and fixtures	10,299,298	10,457,932
Construction in progress	80,646	270,007
Gross investment property	129,665,527	129,508,468
Less accumulated depreciation	(4,734,412)	(2,905,386)
Net investment property	124,931,115	126,603,082

Investment in unconsolidated affiliated real estate entity	9,674,021	9,736,742
Cash and cash equivalents	7,321,338	6,726,475
Restricted cash	2,939,804	1,005,344
Accounts receivable and other assets	1,604,307	1,399,872
Total Assets	$146,470,585	$145,471,515

Liabilities and Stockholders’ Equity

Mortgages payable, net	$91,860,825	$83,666,224
Accounts payable, accrued expenses and other liabilities	6,138,974	6,333,078
Subordinated advances - related party	14,105,519	14,012,553
Total Liabilities	112,105,318	104,011,855

Commitments and Contingencies

Stockholders’ Equity:
Company’s Stockholders’ Equity:
Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 8.3 million shares issued and outstanding	82,632	83,064
Additional paid-in-capital	69,187,481	69,607,889
Accumulated deficit	(44,302,446)	(38,921,944)
Total Company’s Stockholders’ Equity	24,967,667	30,769,009
Noncontrolling interests	9,397,600	10,690,651
Total Stockholders’ Equity	34,365,267	41,459,660
Total Liabilities and Stockholders’ Equity	$146,470,585	$145,471,515

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Hotel revenues:	$8,301,636	$7,106,082	$12,860,563	$8,058,944

Expenses:
Hotel operating expenses	5,749,407	5,905,121	10,382,374	7,245,035
Real estate taxes	28,773	13,095	57,547	16,615
General and administrative costs	497,914	422,201	959,569	678,595
Pre-opening costs	-	493,679	-	2,228,344
Depreciation and amortization	921,492	868,710	1,829,026	1,139,808
Total expenses	7,197,586	7,702,806	13,228,516	11,308,397

Interest income	56,924	70,014	90,187	134,377
Interest expense	(2,942,482)	(3,208,914)	(6,293,657)	(4,062,856)
Loss from investment in unconsolidated affiliated real estate entity	(87,547)	(157,435)	(196,054)	(378,269)
Other expense, net	(10,397)	(4,524)	(28,701)	(5,662)
Net loss	(1,879,452)	(3,897,583)	(6,796,178)	(7,561,863)
Less: net loss attributable to noncontrolling interests	326,153	843,505	1,415,676	1,650,844
Net loss attributable to Company’s common shares	$(1,553,299)	$(3,054,078)	$(5,380,502)	$(5,911,019)

Net loss per Company’s common shares, basic and diluted	$(0.19)	$(0.37)	$(0.65)	$(0.71)

Weighted average number of common shares outstanding, basic and diluted	8,267,044	8,324,004	8,278,553	8,349,149

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity
BALANCE, March 31, 2023	8,365,426	$83,655	$70,197,997	$(30,738,723)	$11,256,137	$50,799,066

Net loss	-	-	-	(3,054,078)	(843,505)	(3,897,583)
Contributions of noncontrolling interests	-	-	-	-	500,000	500,000
Redemption and cancellation of common stock	(57,990)	(580)	(579,318)	-	-	(579,898)

BALANCE, June 30, 2023	8,307,436	$83,075	$69,618,679	$(33,792,801)	$10,912,632	$46,821,585

			Additional
	Common Stock		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity
BALANCE, December 31, 2022	8,398,355	$83,984	$70,480,206	$(27,881,782)	$12,007,123	$54,689,531

Net loss	-	-	-	(5,911,019)	(1,650,844)	(7,561,863)
Contributions of noncontrolling interests	-	-	-	-	556,353	556,353
Redemption and cancellation of common stock	(90,919)	(909)	(861,527)	-	-	(862,436)

BALANCE, June 30, 2023	8,307,436	$83,075	$69,618,679	$(33,792,801)	$10,912,632	$46,821,585

	Common Stock		Additional Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity
BALANCE, March 31, 2024	8,283,890	$82,839	$69,383,454	$(42,749,147)	$9,723,753	$36,440,899

Net loss	-	-	-	(1,553,299)	(326,153)	(1,879,452)
Redemption and cancellation of common stock	(20,716)	(207)	(195,973)	-	-	(196,180)

BALANCE, June 30, 2024	8,263,174	$82,632	$69,187,481	$(44,302,446)	$9,397,600	$34,365,267

			Additional
	Common Stock		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity
BALANCE, December 31, 2023	8,306,356	$83,064	$69,607,889	$(38,921,944)	$10,690,651	$41,459,660

Net loss	-	-	-	(5,380,502)	(1,415,676)	(6,796,178)
Contributions of noncontrolling interests	-	-	-	-	122,625	122,625
Redemption and cancellation of common stock	(43,182)	(432)	(420,408)	-	-	(420,840)

BALANCE, June 30, 2024	8,263,174	$82,632	$69,187,481	$(44,302,446)	$9,397,600	$34,365,267

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,796,178)	$(7,561,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from investment in unconsolidated affiliated real estate entity	196,054	378,269
Depreciation and amortization	1,829,026	1,139,808
Amortization of deferred financing costs	463,522	565,884
Settlement of unpaid interest previously accrued as mortgage payable	(4,453,610)	-
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(357,190)	(1,115,027)
(Decrease)/increase in accounts payable, accrued expenses and other liabilities	(246,339)	5,255,703
Increase in accrued interest on subordinated advances - related party	92,966	92,708
Cash used in operating activities	(9,271,749)	(1,244,518)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(2,883,402)	(11,162,637)
Investment in unconsolidated affiliated real estate entity	(133,334)	(158,332)
Cash used in investing activities	(3,016,736)	(11,320,969)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	95,095,056	10,555,719
Payments on mortgage payable	(77,000,000)	-
Payment of loan fees and expenses	(2,979,033)	-
Contributions of noncontrolling interests	122,625	556,353
Redemption and cancellation of common stock	(420,840)	(862,436)
Cash provided by financing activities	14,817,808	10,249,636

Change in cash, cash equivalents and restricted cash	2,529,323	(2,315,851)
Cash, cash equivalents and restricted cash, beginning of year	7,731,819	9,504,594
Cash, cash equivalents and restricted cash, end of period	$10,261,142	$7,188,743

Supplemental disclosure of cash flow information:
Cash paid for income tax	$24,383	$5,662
Cash paid for interest	$12,647,114	$3,253,184
Accrued exit fee	$475,000	$-
Capital expenditures for investment property in accounts payable, accrued expenses and other liabilities	$-	$902,846
Unpaid interest accrued and capitalized as mortgage payable and investment property	$-	$2,323,503
Amortization of deferred financing costs included in investment property	$-	$326,103

The following is a summary of the Company’s cash, cash equivalents and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$7,321,338	$6,106,462
Restricted cash	2,939,804	1,082,281
Total cash, cash equivalents and restricted cash	$10,261,142	$7,188,743

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

1.	Business and Structure

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

The Company has one operating segment. As of June 30, 2024, the Company majority owned and consolidated the operating results of Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), a joint venture in which it has a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). The Company accounts for its unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

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

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through June 30, 2024, 25 of the 29 units in the condominium project have been sold and the 40 East End Ave. Joint Venture owns the remaining four unsold units which are referred to as the 40 East End Project. Various affiliated entities majority-owned and/or controlled by David Lichtenstein, who majority owns and controls the Sponsor, own the other approximate 66.7% membership in the 40 East End Ave. Joint Venture.

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

The consolidated balance sheet as of December 31, 2023 included herein has been derived from the consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

The Company’s income tax benefits and expense are included in other expense, net on its consolidated statements of operations. During the three and six months ended June 30, 2024, the Company recorded income tax expense of $8,050 and $24,383, respectively. During the three and six months ended June 30, 2023, the Company recorded income tax expense of $4,524 and $5,662, respectively.

As of June 30, 2024 and December 31, 2023, the Company had no material uncertain income tax positions.

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

Revenues

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Room	$5,616,497	$4,512,058	$8,522,441	$5,111,423
Food, beverage and other	2,685,139	2,594,024	4,338,122	2,947,521
Total revenues	$8,301,636	$7,106,082	$12,860,563	$8,058,944

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and other assets, accounts payable and accrued expenses and other liabilities approximate their fair values because of the short maturity of these instruments.

The estimated fair value our mortgages payable approximated its carrying value because of the floating interest rate.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

New Accounting Pronouncements

In November 2023, the FASB issued an accounting standards update which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments will require entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within segment profit and loss, as well as the title and position of the CODM. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is evaluating the guidance and the impact it may have on its consolidated financial statements.

In December 2023, the FASB issued an accounting standards update which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This update is effective for annual periods beginning after December 15, 2024. The Company is evaluating the guidance and the impact it may have on its consolidated financial statements.

The Company has reviewed and determined that other recently issued accounting pronouncements will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its current operations.

Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation.

Concentration of Risk

As of June 30, 2024 and December 31, 2023, the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk with respect to its cash and cash equivalents or restricted cash.

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

The Company’s overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, labor and supply chain challenges and other changes in economic conditions could adversely affect the Company’s future results from operations and its financial condition.

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

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, the Company formed the Williamsburg Moxy Hotel Joint Venture with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of the Company’s membership interest in Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to its acquisition, Lightstone REIT III has made capital contributions to the Williamsburg Moxy Hotel Joint Venture aggregating $6.4 million through June 30, 2024, including $0.1 million made during the six months ended June 30, 2024.

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

The Williamsburg Moxy Hotel was substantially completed and opened for business on March 7, 2023. In connection with the opening of the hotel, including its food and beverage venues, the Williamsburg Moxy Hotel Joint Venture incurred pre-opening costs of $0.5 million and $2.2 million during the three and six months ended June 30, 2023, respectively. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility with a financial institution for up to $77.0 million (the “Moxy Construction Loan”) to fund certain of the development, construction and certain pre-opening costs associated with the Williamsburg Moxy Hotel. The Moxy Construction Loan, which was scheduled to initially mature on February 5, 2024, was further extended to May 4, 2024. The Moxy Construction Loan was collateralized by the Williamsburg Moxy Hotel. The Moxy Construction Loan provided for a replacement benchmark rate in connection with the phase-out of LIBOR and effective after June 30, 2023, the Moxy Construction Loan’s interest rate converted from LIBOR plus 9.00%, with a floor of 9.50%, to SOFR plus 9.11%, with a floor of 9.61%. The Moxy Construction Loan required monthly interest-only payments based on a rate of 7.50% and the excess added to the outstanding loan balance due at maturity. SOFR as of June 30, 2024 and December 31, 2023 was 5.34% and 5.35%, respectively.

As of December 31, 2023, the outstanding principal balance of the Moxy Construction Loan was $83.8 million (including $6.9 million of excess interest added to principal) which was presented, net of deferred financing fees of $148,665, respectively, on the consolidated balance sheets and was classified as mortgages payable, net.

During 2023 (from January 1, 2023 through March 7, 2023) $2.0 million of interest attributable to the Moxy Construction Loan was capitalized to the carrying value of the Williamsburg Moxy Hotel because it was under construction.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture provided certain completion and carry cost guarantees. Furthermore, in connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture paid $3.7 million of loan fees and expenses and accrued $0.8 million of loan exit fees which were included in other liabilities on the balance sheet as of December 31, 2023.

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

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

The Moxy Mortgage Loans bear interest at SOFR plus 5.10%, subject to a 8.75% floor (10.44% as of June 30, 2024). The Moxy Mortgage Loans initially mature on April 19, 2027, but may be further extended through the exercise of two six-month extension options, subject to the satisfaction of certain conditions. The Moxy Mortgage Loans require monthly interest-only payments with their outstanding principal due in full at maturity and are collateralized by the Williamsburg Moxy Hotel, however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. The Williamsburg Moxy Hotel Joint Venture used $85.8 million of the aggregate proceeds from the Moxy Mortgage Loans in connection with the payoff of the Moxy Construction Loan consisting of the outstanding indebtedness (principal and interest) of $86.0 million and accrued exit fees of $0.8 million, net of restricted escrows of $1.0 million.

As of June 30, 2024, the outstanding principal balance of the Moxy Mortgage Loans was $95.0 million which is presented net of deferred financing fees of $3.1 million on the consolidated balance sheet and is classified as mortgages payable, net.

In connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture has provided certain interest and carry costs guarantees. Furthermore, in connection with the Moxy Mortgage Loans, $3.2 million of the initial proceeds advanced at closing were used to fund reserves for interest, real estate taxes and insurance. Additionally, in connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture paid an aggregate of $2.8 million of loan fees and expenses and accrued $0.5 million of loan exit fees which were included in other liabilities on the balance sheet as of June 30, 2024.

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

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through June 30, 2024, 25 of the 29 units have been sold and the 40 East End Ave. Joint Venture owns the remaining four unsold units, which are referred to as the 40 East End Project.

During the six months ended June 30, 2024 and 2023, the Company contributed $0.1 million and $0.2 million, respectively, to the 40 East End Ave. Joint Venture.

The 40 East End Ave. Joint Venture Financial Information

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

The following table represents the condensed income statements for the 40 East End Ave. Joint Venture:

(amounts in thousands)	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Revenues	$-	$4,192	$-	$8,647

Cost of goods sold	-	4,271	-	8,837
Other expenses	272	336	607	709
Operating loss	(272)	(415)	(607)	(899)

Interest expense and other, net	10	(58)	19	(237)
Net loss	$(262)	$(473)	$(588)	$(1,136)
Company’s share of net loss (33.3%)	$(87)	$(157)	$(196)	$(378)

The following table represents the condensed balance sheets for the 40 East End Ave. Joint Venture:

	As of	As of
(amounts in thousands)	June 30, 2024	December 31, 2023
Real estate inventory	$27,873	$27,873
Cash and restricted cash	111	338
Other assets	1,130	1,137
Total assets	$29,114	$29,348

Other liabilities	$126	$171
Members’ capital	28,988	29,177
Total liabilities and members’ capital	$29,114	$29,348

5.	Stockholders’ Equity

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

For the six months ended June 30, 2024, the Company repurchased 43,182 Common Shares at a weighted average price per share of $9.75. For the six months ended June 30, 2023, the Company repurchased 90,919 Common Shares at a weighted average price per share of $9.49.

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

The advisory agreement has a one-year term and is renewable for an unlimited number of successive one-year periods upon the mutual consent of the Advisor and the Company’s independent directors. Payments to the Advisor or its affiliates may include asset acquisition fees and the reimbursement of acquisition-related expenses, development fees and the reimbursement of development-related costs, financing coordination fees, asset management fees or asset management participation, and construction management fees. The Company may also reimburse the Advisor and its affiliates for actual expenses it incurs for administrative and other services provided for it. Upon the liquidation of the Company’s assets, it may pay the Advisor or its affiliates a disposition commission. During the second quarter of 2024, the Advisor agreed to allow the Company to temporarily defer the payment of asset management fees.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Development fees and cost reimbursement(1)	$-	$228,432	$-	$514,475
Asset management fees (general and administrative costs)	242,942	229,519	486,095	289,776
Total	$242,942	$457,951	$486,095	$804,251

(1)	Development fees and the reimbursement of development-related costs that we paid to the Advisor and its affiliates were capitalized and are included in the carrying value of the a Williamsburg Moxy Hotel. See Note 3 for additional information.

As of June 30, 2024 and December 31, 2023, the Company owed the Advisor and its affiliated entities $311,121 and $463,876, respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

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

As of June 30, 2024 and December 31, 2023, the aggregate outstanding principal advances and related accrued interest were $14.1 million and $14.0 million, respectively, which are classified as Subordinated advances – related party on the consolidated balance sheets.

During the three and six months ended June 30, 2024, the Company accrued $46,483 and $92,966, respectively of interest on the principal advances. During the three and six months ended June 30, 2023, the Company accrued $46,610 and $92,708, respectively of interest on the principal advances.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

7.	Commitments and Contingencies

Hotel Franchise Agreement

The Williamsburg Moxy Hotel operates pursuant to a 30-year franchise agreement (the “Hotel Franchise Agreement”) with Marriott. The Hotel Franchise Agreement provides for the Williamsburg Moxy Hotel Joint Venture to pay franchise fees and marketing fund charges equal to certain prescribed percentages of gross room sales, as defined. Additionally, pursuant to the terms of the Hotel Franchise Agreement, the Williamsburg Moxy Hotel Joint Venture received $3.0 million of Key Money from Marriott during the first quarter of 2023. The Key Money is being amortized as a reduction to franchise fees over the term of the Hotel Franchise Agreement. As of June 30, 2024 the remaining unamortized balance of the Key Money was $2.9 million, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet. Pursuant to the terms of the Hotel Franchise Agreement, the Williamsburg Moxy Hotel Joint Venture may be obligated to return the unamortized portion of the Key Money back to Marriott upon the occurrence of certain events. The franchise fees and marketing fund charges are recorded as a component of hotel operating expenses in the consolidated statements of operations.

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

We have one operating segment. As of June 30, 2024, we majority owned and consolidated the operating results of Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), a joint venture in which we have a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

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

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through June 30, 2024, 25 of the 29 condominium units have been sold and the 40 East End Ave. Joint Venture owns the remaining four unsold units which are referred to as the 40 East End Avenue Project. Various affiliated entities majority-owned and/or controlled by David Lichtenstein, who majority owns and controls the Sponsor, own the other approximate 66.7% membership in the 40 East End Ave. Joint Venture.

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

As of June 30, 2024 and December 31, 2023, the aggregate outstanding principal advances and related accrued interest were $14.1 million and $14.0 million, respectively, which are classified as Subordinated advances - related party on our consolidated balance sheet.

During the three and six months ended June 30, 2024, we accrued $46,483 and $92,966, respectively of interest on the principal advances. During the three and six months ended June 30, 2023, we accrued $46,610 and $92,708, respectively of interest on the principal advances.

Concentration of Credit Risk

As of June 30, 2024 and December 31, 2023, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk with respect to our cash and cash equivalents or restricted cash.

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

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, labor and supply chain challenges and other changes in economic conditions could adversely affect our future results from operations and our financial condition.

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

Portfolio Summary

As of June 30, 2024, we majority owned and consolidated the operating results of the Williamsburg Moxy Hotel Joint Venture, a joint venture in which we have a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in the 40 East End Ave. Joint Venture. We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

The Williamsburg Moxy Hotel Joint Venture developed and constructed the Williamsburg Moxy Hotel, which opened for business on March 7, 2023. Lightstone REIT III, a REIT also sponsored by the Sponsor and a related party, owns the other 25% membership interest in the Williamsburg Moxy Hotel Joint Venture, which is accounted for as noncontrolling interests in our consolidated financial statements.

	Location	Year Built	Date Opened	Year to Date Available Rooms	Percentage Occupied for the Six Months Ended June 30, 2024	Revenue per Available Room (“RevPAR”) for the Six Months Ended June 30, 2024	Average Daily Rate (“ADR”) for the Six Months Ended June 30, 2024
Williamsburg Moxy Hotel	Williamsburg, New York	2023	3/7/2023	39,312	86%	$216.79	$251.80

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through June 30, 2024, 25 of the 29 units in the 40 East End Project have been sold and the 40 East End Ave. Joint Venture owns the remaining four unsold units which are referred to as the 40 East End Project. Various affiliated entities majority-owned and/or controlled by David Lichtenstein, who also majority owns and controls the Sponsor, own the other approximate 66.7% membership interest in the 40 East End Ave. Joint Venture.

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

Critical Accounting Policies and Estimates

There were no material changes during the six months ended June 30, 2024 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Accordingly, our consolidated hotel revenues, hotel operating expenses, real estate taxes, pre-opening costs and depreciation and amortization are all attributable to the operations of the Williamsburg Moxy Hotel. Because the Williamsburg Moxy Hotel was under development and construction prior to its opening date, it had no operating results before March 7, 2023.

Comparison of the three months ended June 30, 2024 vs. June 30, 2023

Consolidated

During the three months ended June 30, 2024 compared to same period in 2023, the Williamsburg Moxy Hotel experienced increases to its percentage of rooms occupied to 94% from 83% and RevPAR to $285.74 from $229.55 and ADR to $303.18 from $276.90.

Hotel revenues

Our hotel revenues are comprised of room revenue and food, beverage and other revenues. Total hotel revenues were $8.3 million for the three months ended June 30, 2024 compared to $7.1 million for the same period in 2023. Room revenues increased by $1.1 million to $5.6 million for the 2024 period from $4.5 million for the 2023 period and food, beverage and other revenues increased slightly by $0.1 million to $2.7 million for the 2024 period compared to $2.6 million for the 2023 period. The increase in room revenues was attributable to the higher occupancy, RevPAR and ADR during the 2024 period.

Hotel operating expenses

Total hotel operating expenses were $5.7 million and $5.9 million for the three months ended June 30, 2024 and 2023, respectively. Room expenses increased by $0.4 million to $3.3 million during the 2024 period from $2.9 million for the 2023 period and food and beverage costs decreased by $0.5 million to $2.5 million for the 2024 period compared to $3.0 million for the 2023 period. The increase in room expenses was attributable to the higher occupancy during the 2024 period. The decrease in food, beverage and other revenues was attributable to expense control measures.

General and administrative expenses

General and administrative expenses increased slightly by $0.1 million to $0.5 million during the three months ended June 30, 2024 compared to $0.4 million for the same period in 2023. The increase is primarily due to an increase in asset management fees related to the Williamsburg Moxy Hotel, which opened on March 7, 2023.

Depreciation and amortization

Depreciation and amortization expense was $0.9 million for both the three months ended June 30, 2024 and 2023.

Interest expense

Interest expense was $2.9 million and $3.2 million for the three months ended June 30, 2024 and 2023, respectively. Interest expense is attributable to the financings associated with the Williamsburg Moxy Hotel and the outstanding principal advances of $12.6 million (included in Subordinated Advances – Related Party on the Consolidated Balance Sheets).

Loss from investment in unconsolidated affiliated real estate entity

Our loss from investment in unconsolidated affiliated real estate entity is solely attributable to our ownership interest in the 40 East End Ave. Joint Venture. The losses from our investment in the 40 East End Ave. Joint Venture were $0.1 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively. We account for our investment in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

Pre-opening costs

Pre-opening costs generally consist of non-recurring personnel, marketing and other costs. In preparation for the opening of the Williamsburg Moxy Hotel, which opened on March 7, 2023, and certain of its food and beverage venues, which opened during the second quarter of 2023, we incurred pre-opening costs of $0.5 million during the three months ended June 30, 2023.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to Lightstone REIT III’s 25% membership interest in the Williamsburg Moxy Hotel Joint Venture.

Comparison of the six months ended June 30, 2024 vs. June 30, 2023

Consolidated

During the six months ended June 30, 2024 compared to same period in 2023, the Williamsburg Moxy Hotel experienced increases to the percentage of its rooms occupied to 86% from 78% and RevPAR to $216.79 from $204.00 and a decrease in ADR from $261.04 to $251.80.

Hotel revenues

Our hotel revenues are comprised of room revenue and food, beverage and other revenue. Total hotel revenues were $12.9 million for the six months ended June 30, 2024 compared to $8.1 million for the same period in 2023. Room revenues increased by $3.4 million to $8.5 million for the 2024 period from $5.1 million for the 2023 period and food, beverage and other revenues increased by $1.4 million to $4.3 million for the 2024 period from $2.9 million for the 2023 period. These increases were primarily attributable to the timing of the opening of the Williamsburg Moxy Hotel, which opened on March 7, 2023, and the opening of certain of its food and beverage venues, which opened during the second quarter of 2023. However, the increase in room revenues also reflects the higher occupancy and RevPAR which were slightly offset by lower ADR during the 2024 period.

Hotel operating expenses

Total hotel operating expenses were $10.4 million and $7.2 million for the six months ended June 30, 2024 and 2023, respectively. Room expenses increased by $2.4 million to $6.0 million for the 2024 period from $3.6 million for the 2023 period and food and beverage costs increased by $0.8 million to $4.4 million for the 2024 period from $3.6 million for the 2023 period. These increases are primarily attributable to the aforementioned timing of the opening of the Williamsburg Moxy Hotel and its food and beverage venues. However, the increase in room expenses also reflects the higher occupancy during the 2024 period.

General and administrative expenses

General and administrative expenses increased by $0.3 million to $1.0 million during the six months ended June 30, 2024 compared to $0.7 million for the same period in 2023. The increase is primarily due to an increase in asset management fees related to the Williamsburg Moxy Hotel, which opened on March 7, 2023.

Depreciation and amortization

Depreciation and amortization expense increased by $0.7 million to $1.8 million during the six months ended June 30, 2024 compared to $1.1 million for the same period in 2023. The increase was primarily attributable to the timing of the opening of the Williamsburg Moxy Hotel, which opened on March 7, 2023, and the opening of certain of its food and beverage venues, which opened during the second quarter of 2023.

Interest expense

Interest expense was $6.3 million and $4.1 million for the six months ended June 30, 2024 and 2023, respectively. Interest expense is attributable to the financings associated with the Williamsburg Moxy Hotel and the outstanding principal advances of $12.6 million (included in Subordinated Advances – Related Party on the Consolidated Balance Sheets). The significant increase in interest expense is directly attributable to the cessation of the capitalization of all interest expense associated with the Williamsburg Moxy Hotel when its construction was substantially completed and it opened on March 7, 2023. During 2023 (from January 1, 2023 through March 7, 2023), $2.0 million of interest attributable to the Moxy Construction Loan was capitalized to the carrying value of the Williamsburg Moxy Hotel while it was under construction.

Loss from investment in unconsolidated affiliated real estate entity

Our loss from investment in unconsolidated affiliated real estate entity is solely attributable to our ownership interest in the 40 East End Ave. Joint Venture. The losses from our investment in the 40 East End Ave. Joint Venture was $0.2 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively. We account for our investment in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

Pre-opening costs

Pre-opening costs generally consist of non-recurring personnel, marketing and other costs. In preparation for the opening of the Williamsburg Moxy Hotel, which opened on March 7, 2023, and certain of its food and beverage venues, which opened during the second quarter of 2023, we incurred pre-opening costs of $2.2 million during the six months ended June 30, 2023.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to Lightstone REIT III’s 25% membership interest in the Williamsburg Moxy Hotel Joint Venture.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2024, we had cash and cash equivalents of $7.3 million and restricted cash of $2.9 million. We believe that our available cash on hand, cash flows generated from the Williamsburg Moxy Hotel, capital contributions received from Lightstone REIT III for the Williamsburg Moxy Joint Venture, and distributions received from the 40 East End Ave. Joint Venture will be sufficient to satisfy our expected cash requirements for at least twelve months from the date of filing this report, which primarily consist of anticipated operating expenses, scheduled debt service, any necessary capital contributions to the 40 East End Ave. Joint Venture and distributions to our shareholders, if any, required to maintain our qualification as a REIT for the foreseeable future.

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

We have agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities. As of June 30, 2024 and December 31, 2023, we owed the Advisor and its affiliated entities $311,121 and $463,876, respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

The advisory agreement has a one-year term and is renewable for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our independent directors. Payments to our Advisor or its affiliates may include asset acquisition fees and the reimbursement of acquisition-related expenses, development fees and the reimbursement of development-related costs, financing coordination fees, asset management fees or asset management participation, and construction management fees. We may also reimburse our Advisor and its affiliates for actual expenses it incurs for administrative and other services provided for us. Upon the liquidation of our assets, we may pay our Advisor or its affiliates a disposition commission. During the second quarter of 2024, the Advisor agreed to allow us to temporarily defer the payment of asset management fees.

The following table represents the fees incurred associated with the payments to the Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Development fees and cost reimbursement(1)	$-	$228,432	$-	$514,475
Asset management fees (general and administrative costs)	242,942	229,519	486,095	289,776
Total	$242,942	$457,951	$486,095	$804,251

(1)	Development fees and the reimbursement of development-related costs that we paid to the Advisor and its affiliates were capitalized and are included in the carrying value of the Williamsburg Moxy Hotel.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Cash flows used in operating activities	$(9,271,749)	$(1,244,518)
Cash flows used in investing activities	(3,016,736)	(11,320,969)
Cash flows provided by financing activities	14,817,808	10,249,636
Change in cash, cash equivalents and restricted cash	2,529,323	(2,315,851)
Cash, cash equivalents and restricted cash, beginning of the year	7,731,819	9,504,594
Cash, cash equivalents and restricted cash, end of the period	$10,261,142	$7,188,743

Operating activities

The cash used in operating activities of $9.3 million during the six months ended June 30, 2024 consisted of our net loss of $6.8 million, the settlement of unpaid interest previously accrued as mortgage payable of $4.5 million and the net changes in operating assets and liabilities of $0.5 million less depreciation and amortization of $1.8 million, amortization of deferred financing costs of $0.5 million and our loss from our investment in unconsolidated affiliated real estate entity of $0.2 million.

Investing activities

The cash used in investing activities during the six months ended June 30, 2024 of $3.0 million consisted of residual development and construction costs associated with the Williamsburg Moxy Hotel of $2.9 million and capital contributions of $0.1 million made to the 40 East End Ave. Joint Venture.

Financing activities

The cash provided by financing activities during the six months ended June 30, 2024 of $14.8 million consisted of proceeds from the mortgage financing for the Williamsburg Moxy Hotel of $95.1 million and capital contributions made by Lightstone REIT III to the Williamsburg Moxy Hotel Joint Venture of $0.1 million partially offset by the repayment of the construction financing for the Williamsburg Moxy Hotel of $77.0 million, payment of loan fees and expense of $3.0 million and redemptions and cancellation of Common Shares of $0.4 million.

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

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, we formed the Williamsburg Moxy Hotel Joint Venture with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of our membership interest in Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to its acquisition, Lightstone REIT III has made capital contributions to the Williamsburg Moxy Hotel Joint Venture aggregating $6.6 million through June 30, 2024, including $0.1 million made during the six months ended June 30, 2024.

As a result, we and Lightstone REIT III have 75% and 25% membership interests, respectively, in the Williamsburg Moxy Hotel Joint Venture. Additionally, we are the managing member of the Williamsburg Moxy Hotel Joint Venture and Lightstone REIT III has consent rights with respect to all major decisions.

We have determined that the Williamsburg Moxy Hotel Joint Venture is a VIE and we are the primary beneficiary. As we are the member most closely associated with the Williamsburg Moxy Hotel Joint Venture and therefore have the power to direct the activities of the Williamsburg Moxy Hotel Joint Venture that most significantly impact its performance, we have consolidated the operating results and financial condition of the Williamsburg Moxy Hotel Joint Venture and accounted for the ownership interest of Lightstone REIT III as noncontrolling interests commencing on August 5, 2021. Earnings, contributions and distributions are allocated in accordance with each investor’s ownership percentage.

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

The Williamsburg Moxy Hotel was substantially completed and opened for business on March 7, 2023. In connection with the opening of the hotel, including its food and beverage venues, the Williamsburg Moxy Hotel Joint Venture incurred pre-opening costs of $0.5 million and $2.2 million during the three and six months ended June 30, 2023, respectively. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility with a financial institution for up to $77.0 million (the “Moxy Construction Loan”) to fund certain of the development, construction and certain pre-opening costs associated with the Williamsburg Moxy Hotel. The Moxy Construction Loan, which was scheduled to initially mature on February 5, 2024, was further extended to May 4, 2024. The Moxy Construction Loan was collateralized by the Williamsburg Moxy Hotel. The Moxy Construction Loan provided for a replacement benchmark rate in connection with the phase-out of LIBOR and effective after June 30, 2023, the Moxy Construction Loan’s interest rate converted from LIBOR plus 9.00%, with a floor of 9.50%, to SOFR plus 9.11%, with a floor of 9.61%. The Moxy Construction Loan required monthly interest-only payments based on a rate of 7.50% and the excess was added to the outstanding loan balance due at maturity. SOFR as of June 30, 2024 and December 31, 2023 was 5.34% and 5.35%, respectively.

During 2023 (from January 1, 2023 through March 7, 2023) $2.0 million of interest attributable to the Moxy Construction Loan was capitalized to the carrying value of the Williamsburg Moxy Hotel while it was under construction.

As of December 31, 2023, the outstanding principal balance of the Moxy Construction Loan was $83.8 million (including $6.9 million of excess interest added to principal) which was presented, net of deferred financing fees of $148,665, respectively, on the consolidated balance sheets and was classified as mortgages payable, net.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture paid $3.7 million of loan fees and expenses and accrued $0.8 million of loan exit fees which were included in other liabilities on the balance sheets as of December 31, 2023.

Moxy Mortgage Loans

On April 19, 2024, the Williamsburg Moxy Joint Venture entered into an $86.0 million senior mortgage loan facility (the “Moxy Senior Loan”) and a $9.0 million junior mortgage loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Mortgage Loans”) with unrelated third parties.

The Moxy Mortgage Loans bear interest at SOFR plus 5.10%, subject to a 8.75% floor (10.44% as of June 30, 2024). The Moxy Mortgage Loans initially mature on April 19, 2027, but may be further extended through the exercise of two six-month extension options, subject to the satisfaction of certain conditions. The Moxy Mortgage Loans require monthly interest-only payments with their outstanding principal due in full at maturity and are collateralized by the Williamsburg Moxy Hotel, however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. The Williamsburg Moxy Hotel Joint Venture used $85.8 million of the aggregate proceeds from the Moxy Mortgage Loans in connection with the payoff of the Moxy Construction Loan consisting of the outstanding indebtedness (principal and interest) of $86.0 million and accrued exit fees of $0.8 million, net of restricted escrows of $1.0 million.

As of June 30, 2024, the outstanding principal balance of the Moxy Mortgage Loans was $95.0 million which is presented net of deferred financing fees of $3.1 million on the consolidated balance sheet and is classified as mortgages payable, net.

In connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture has provided certain interest and carry costs guarantees. Furthermore, in connection with the Moxy Mortgage Loans, $3.2 million of the initial proceeds advanced at closing were used to fund reserves for interest, real estate taxes and insurance. Additionally, in connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture paid an aggregate of $2.8 million of loan fees and expenses and accrued $0.5 million of loan exit fees which were included in other liabilities on the balance sheet as of June 30, 2024.

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

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through June 30, 2024, 25 of the 29 units have been sold and the 40 East End Ave. Joint Venture owns the remaining four unsold units, which are referred to as the 40 East End Avenue Project.

During the six months ended June 30, 2024 and 2023, we contributed $0.1 million and $0.2 million, respectively, to the 40 East End Ave. Joint Venture.

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

For the six months ended June 30, 2024, we repurchased 43,182 Common Shares at a weighted average price per share of $9.75. For the six months ended June 30, 2023, we repurchased 90,919 Common Shares at a weighted average price per share of $9.49.

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
101*

XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus REIT IV, Inc. on Form 10-Q for the quarter ended June 30, 2024, filed with the SEC on August 14, 2024, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT IV, INC.

Date: August 14, 2024	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)