Form 10-K
period 2024-12-31
Lightstone Value Plus REIT IV, Inc.
filed 2025-03-26
CIK 1619312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission file number 000-55773

LIGHTSTONE VALUE PLUS REIT IV, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-1796830
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1985 Cedar Bridge Avenue, Suite 1, Lakewood, NJ	08701
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 732-367-0129

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

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

There is no established market for the Registrant’s common shares. As of June 30, 2024, the last business day of the most recently completed second quarter, there were 8.0 million shares of the registrant’s common stock held by non-affiliates of the registrant. On March 17, 2025, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $9.50 per share derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, all as of December 31, 2024. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” As of March 15, 2025, there were 7.9 million shares of common stock held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIGHTSTONE VALUE PLUS REIT IV, INC.

i

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”), together with other statements and information publicly disseminated by Lightstone Value Plus REIT IV, Inc., contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) the availability of suitable acquisition/investment opportunities, (ii) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (iii) the level and volatility of interest rates, (iv) increases in operating costs and (v) changes in governmental laws, ordinance and regulations. Accordingly, there is no assurance that our expectations will be realized.

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

ITEM 1. BUSINESS:

General Description of Business and Structure

Lightstone Value Plus REIT IV, Inc. (“Lightstone REIT IV”) is a Maryland corporation, formed on September 9, 2014, which elected to qualify as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes beginning with the taxable year ending December 31, 2016.

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

We currently have one operating segment. As of December 31, 2024, we majority owned and consolidated the operating results of Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), a joint venture in which we have a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

The Williamsburg Moxy Hotel Joint Venture owns a 216-room Marriott branded hotel (the “Williamsburg Moxy Hotel”) located in the Williamsburg neighborhood of Brooklyn in New York City, which it developed, constructed and opened on March 7, 2023. Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), a REIT also sponsored by the Sponsor and a related party, owns the other 25% membership interest in the Williamsburg Moxy Hotel Joint Venture, which is accounted for as noncontrolling interests in our consolidated financial statements.

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through December 31, 2024, 26 of the 29 condominium units have been sold and the 40 East End Ave. Joint Venture owns the remaining three unsold units which are referred to as the 40 East End Avenue Project. Various affiliated entities majority-owned and/or controlled by David Lichtenstein, who majority owns and controls the Sponsor, own the other approximate 66.7% membership in the 40 East End Ave. Joint Venture.

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

We have no employees. We are dependent on the Advisor and certain affiliates of our Sponsor for performing a full range of services that are essential to us, including asset management, property management (excluding our hospitality property, which is managed by unrelated third-party property managers) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology and investor relations services. If the Advisor and certain affiliates of our Sponsor are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from other parties.

Our Common Shares are not currently listed on a national securities exchange. We may seek to list our Common Shares for trading on a national securities exchange only if a majority of our independent directors believe listing them would be in the best interest of our stockholders. However, we do not intend to list our Common Shares at this time. We do not anticipate that there would be any active market for our Common Shares until they are listed for trading.

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

Due to the termination of the Offering on March 31, 2017, the Sponsor is no longer obligated to make any additional principal advances to us. However, interest will continue to accrue on the outstanding principal advances and the repayment, if any, of the principal advances and related accrued interest will be made according to the terms of the Subordinated Loan Agreement discussed above.

As of December 31, 2024 and 2023, the aggregate outstanding principal advances and related accrued interest were $14.2 million and $14.0 million, respectively, which are classified as Subordinated advances - related party on our consolidated balance sheet.

We accrued $186,954 of interest expense on the principal advances during both the years ended December 31, 2024 and 2023, respectively.

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

Acquisition and Investment Strategies and Policies

Our strategy is to originate, acquire and manage a diverse portfolio of real estate and/or real estate-related investments located primarily in the U.S. Both of our current real estate investments are between us and related parties and are located in New York City. We generally have sought to create a portfolio of investments that either generate or are expected to generate attractive cash flow for distributions. However, we have and still may target capital appreciation from our real estate investments.

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

We have and currently expect to continue to seek opportunities to invest in real estate and real estate-related investments. Our real estate investments may include operating properties and development projects and our real estate-related investments may include mezzanine loans, mortgage loans, bridge loans and preferred equity interests, with a focus on development-related investments, including those intended to finance development or redevelopment opportunities. We may also invest in debt and derivative securities related to real estate assets. A portion of our investments may be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly, owned by our Sponsor, its affiliates or other real estate investment programs sponsored by them. Although we expect that most of our investments will be of these various types, we may make other investments. In fact, we may invest in whatever types of investments that we believe are in our best interests.

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

Tax Status and Income Taxes

We elected to qualify and be taxed as a REIT commencing with the taxable year ended December 31, 2016. As a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles in the U.S. (“GAAP”)), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at the regular corporate rate, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders, if any. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our taxable income and property and to U.S. federal income taxes and excise taxes on our undistributed taxable income, if any.

To maintain our qualification as a REIT, we engage in certain activities through a taxable REIT subsidiary (“TRS”), including when we acquire or develop and construct a hotel, we usually establish a new TRS and enter into an operating lease agreement for the hotel. As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

As of December 31, 2024 and 2023, we had no material uncertain income tax positions.

Concentration of Credit Risk

As of December 31, 2024 and 2023, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk with respect to our cash and cash equivalents or restricted cash.

Current Environment

Our operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws, ordinances and regulations, outbreaks of contagious diseases, cybercrime, technological advances and challenges, such as the use and impact of artificial intelligence and machine learning, loss of key relationships, inflation and recession.

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

We may also compete in markets with other owners and operators of other types of real estate; including retail, office, industrial and multifamily residential real estate. The continued development of any new retail, office, industrial and multifamily residential properties would further intensify the competition among owners and operators of these types of real estate in the market areas in which we operate. We compete based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is maintained, operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels, rental rates and on the operating expenses of our future properties, if any.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None applicable.

ITEM 1C. CYBERSECURITY:

Risk Management and Strategy

We have no employees. Our business is externally managed by the Advisor, an affiliate of the Sponsor. We are dependent on the Advisor and affiliates of our Sponsor (collectively, the “Advisor and its affiliates”) for performing a full range of services that are essential to us, including asset management, property management (excluding our hospitality properties, each of which are managed by an unrelated third party property manager) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology (“IT”) and investor relations services. As an externally managed REIT, our risk management function, including cybersecurity, is governed by the cybersecurity policies and procedures of the Advisor and its affiliates, which determine and implement appropriate risk management processes and strategies as it relates to cybersecurity for both us and the other entities they advise, own and/or manage, and we rely on the them for assessing, identifying and managing material risks to our business from cybersecurity threats.

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

The Advisor and its affiliates have a technology team, under the leadership of the Director of Information Technology, who has over 20 years of technology management experience, which defines a work plan designed to maintain strong cybersecurity maturity, sets improvement objectives of key controls and systems, including feedback from third-party assessments, and identifies and implements on-going investments to replace or upgrade systems or technologies and proactively maintain strong security. As part of this planning, management conducts regular testing of our incident response plan to increase awareness, establishes key decision-making criteria, ensures effective communication among key stakeholders, and complies with our disclosure obligations.

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

Governance

The Board of Directors oversees our risk management process, including cybersecurity risks. The Audit Committee oversees our enterprise risk assessment. The Audit Committee’s meetings include discussions of specific risk areas, including, among others, those relating to cybersecurity. Our management team, including our Chief Financial Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The Chief Financial Officer has primary responsibility for our overall cybersecurity risk management program.

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

ITEM 2. PROPERTIES:

As of December 31, 2024, we majority owned and consolidated the operating results of the Williamsburg Moxy Hotel Joint Venture, a joint venture in which we have a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in the 40 East End Ave. Joint Venture. We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

The Williamsburg Moxy Hotel Joint Venture owns a 216-room Marriott branded hotel (the “Williamsburg Moxy Hotel”) located in the Williamsburg neighborhood of Brooklyn in New York City, which it developed, constructed and opened on March 7, 2023. Lightstone REIT III, a REIT also sponsored by the Sponsor and a related party, owns the other 25% membership interest in the Williamsburg Moxy Hotel Joint Venture, which is accounted for as noncontrolling interests in our consolidated financial statements.

			Percentage Occupied	RevPAR(1)	ADR(2)
		Year to Date	for the Year Ended	for the Year Ended	for the Year Ended
Location	Year Built	Available Rooms	December 31, 2024	December 31, 2024	December 31, 2024
Williamsburg, New York	2023	79,056	90%	$255.25	$285.30

(1)	Revenue per Available Room.
(2)	Average Daily Rate.

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through December 31, 2024, 26 of the 29 condominium units have been sold and the 40 East End Ave. Joint Venture owns the remaining three unsold units which are referred to as the 40 East End Avenue Project. Various affiliated entities majority-owned and/or controlled by David Lichtenstein, who majority owns and controls the Sponsor, own the other approximate 66.7% membership in the 40 East End Ave. Joint Venture.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

Shareholder Information

As of March 15, 2025, we had 8.2 million shares of common stock (“Common Shares”) outstanding, held by a total of 2,016 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

Market Information

Our Common Shares are not currently listed on a national securities exchange. We may seek to list our Common Shares for trading on a national securities exchange only if a majority of our independent directors believe listing them would be in the best interest of its stockholders. However, we do not intend to list our Common Shares at this time. We do not anticipate that there would be any active market for our Common Shares until they are listed for trading.

Estimated Net Asset Value (“NAV”) and NAV per Share of Common Stock (“NAV per Share”)

On March 17, 2025, our board of directors (the “Board of Directors”) determined and approved our estimated NAV of $78.1 million and resulting NAV per Share of $9.50, both as of December 31, 2024. In connection with our initial public offering (the “Offering”), which terminated on March 31, 2017, the Lightstone Group LLC (the “Sponsor”) funded an aggregate of $12.6 million of principal advances under a subordinated loan agreement (the “Subordinated Loan Agreement”), which bear interest at a rate of 1.48%. As of December 31, 2024, the aggregate outstanding principal advances and related accrued interest was $14.2 million, which are classified as Subordinated advances - related party on our consolidated balance sheet. However, in the calculation of our estimated NAV as of December 31, 2024, no allocation of value was made to Subordinated advances – related party because the estimated NAV per Share did not exceed an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 8.0% as of that date. Our estimated NAV and resulting NAV per Share are based upon the estimated fair value of our assets and liabilities as of December 31, 2024 and are effective as of March 17, 2025.

The estimated NAV of our Common Shares was calculated as of a particular point in time. The estimated NAV of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. There is no assurance of the extent to which the current estimated valuation should be relied upon for any purpose after its effective date regardless that it may be published on any statement issued by us or otherwise.

Process and Methodology

Our business is externally managed by Lightstone Real Estate Income LLC, a Delaware limited liability company (the “Advisor”), an affiliate of the Lightstone Group, LLC, which provides advisory services to us and we have no employees. Our Advisor, along with any necessary material assistance or confirmation of a third-party valuation expert or service, is responsible for calculating our NAV, which we currently expect will be done on at least an annual basis unless our Common Shares are approved for listing on a national securities exchange. Our Board of Directors will review each estimate of NAV and approve the resulting NAV per Share.

Our estimated NAV per Share as of December 31, 2024 was calculated with the assistance of both our Advisor and Marshall & Steven’s Incorporated (“M&S”), an independent third-party valuation firm engaged by us to assist with the valuation of our assets, liabilities and any allocation of value to the Sponsor’s subordinated advances. Our Advisor recommended and our Board of Directors established the estimated NAV per Share as of December 31, 2024 based upon the analyses and reports provided by our Advisor and M&S. The process for estimating the value of our assets, liabilities and allocations of value to our Sponsor’s subordinated advances is performed in accordance with the provisions of the Investment Program Association (the “IPA”) Practice Guideline 2013-01, “Valuations of Publicly Registered Non-Listed REITs,” issued April 29, 2013. We believe that our valuations were developed in a manner reasonably designed to ensure their reliability.

The engagement of M&S with respect to our NAV per Share as of December 31, 2024 was approved by our Board of Directors, including all of our independent directors. M&S has extensive experience in conducting asset valuations, including valuations of commercial real estate, debt, properties and real estate-related investments.

With respect to our NAV per Share as of December 31, 2024, M&S prepared appraisal reports (the “M&S Appraisal Reports”) summarizing key inputs and assumptions on the two real estate assets (collectively, the “M&S Appraised Real Estate Assets”) in which we held ownership interests as of December 31, 2024.

M&S also prepared a NAV report (the “December 2024 NAV Report”) which summarized the values of our ownership interests in real estate assets, non-real estate assets and liabilities, which were used to calculate our estimated NAV and resulting NAV per Share, all as of December 31, 2024. The December 2024 NAV Report relied upon (i) M&S’s Appraisal Reports for the M&S Appraised Real Estate Assets and (ii) our Advisor’s estimate of the value of cash and cash equivalents, restricted cash and other assets, mortgage payable and accounts payable, accrued expenses and other liabilities to calculate our estimated NAV and resulting NAV per Share as of December 31, 2024.

The table below sets forth the calculation of our estimated NAV and resulting NAV per Share as of December 31, 2024 as well as the comparable calculation as of December 31, 2023. Certain amounts are reflected net of noncontrolling interests, as applicable.

	As of December 31, 2024		As of December 31, 2023
	Value	Per Share	Value	Per Share
Net Assets:
Real Estate Assets:
Investment property	$133,125,000		$128,662,500
Investments in unconsolidated affiliated real estate enity	8,945,838		9,934,764
Total real estate assets	142,070,838	$17.28	138,597,264	$16.69
Non-Real Estate Assets:
Cash and cash equivalents	6,564,215		5,863,252
Restricted cash and other assets	4,616,305		1,808,942
Total non-real estate assets	11,180,520	1.36	7,672,194	0.92
Total Assets	153,251,358	18.64	146,269,458	17.61
Liabilities:
Mortgage payable	(69,311,767)		(62,749,668)
Due to related parties	(772,608)		(406,739)
Accounts payable, accrued expenses and other liabilities	(5,094,608)		(4,420,728)
Total liabilities	(75,178,983)	(9.14)	(67,577,136)	(8.14)

NAV	$78,072,375	$9.50	$78,692,322	$9.47

Common Shares Outstanding	8,221,742		8,306,356

Use of an Independent Valuation Firm

As discussed above, our Advisor is responsible for calculating our NAV. In connection with determining our NAV, our Advisor may rely on the material assistance or confirmation of a third-party valuation expert or service. In this regard, M&S was selected by our Board of Directors to assist our Advisor in the calculation of our estimated NAV and resulting NAV per Share as of December 31, 2024. M&S services included appraising the M&S Appraised Real Estate Assets and preparing the December 2024 NAV Report. M&S is engaged in the business of appraising commercial real estate properties and is not affiliated with us or the Advisor. The compensation we paid to M&S was based on the scope of work and not on the appraised values of our real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. The M&S Appraisal Reports were reviewed, approved, and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its reports, M&S did not, and was not requested to; solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us. In preparing its reports, M&S did not, and was not requested to solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.

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

M&S is actively engaged in the business of appraising commercial real estate properties and real estate related-investments similar to those owned or invested by us in connection with public security offerings, private placements, business combinations, and similar transactions. We do not believe that there are any material conflicts of interest between M&S, on the one hand, and us, the Sponsor, the Advisor, and our affiliates, on the other hand. Our Advisor engaged M&S on behalf of our Board of Directors to deliver their reports to assist in the NAV calculation as of December 31, 2024 and M&S received compensation for those efforts. In addition, we agreed to indemnify M&S against certain liabilities arising out of this engagement. M&S has previously assisted in our prior NAV calculations and has also been engaged by us for certain valuation services with respect to our investments. M&S may from time to time in the future perform other services for us and our Sponsor or other affiliates of the Sponsor, so long as such other services do not adversely affect the independence of M&S as certified in the M&S Appraisal Reports. During the past two years M&S has also been engaged to provide appraisal services to another non-traded REIT sponsored by our Sponsor for which it was paid usual and customary fees.

Although M&S considered any comments received from us and the Advisor relating to their reports, the final estimated fair values for the M&S Appraised Properties were determined by M&S. The reports were addressed to our Board of Directors to assist our Board of Directors in calculating an estimated NAV per Share as of December 31, 2024. The reports were not addressed to the public, may not be relied upon by any other person to establish an estimated NAV per Share, and do not constitute a recommendation to any person to purchase or sell any shares of our common stock.

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

Real estate assets

As of December 31, 2024, we majority owned and consolidated the operating results of Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), a joint venture in which we have a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

The Williamsburg Moxy Hotel Joint Venture developed, constructed and owns a 216-room Marriott branded hotel (the “Williamsburg Moxy Hotel”) located in the Williamsburg neighborhood in the Brooklyn borough of New York City, which opened on March 7, 2023. Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), a REIT also sponsored by the Sponsor and a related party, owns the other 25% membership interest in the Williamsburg Moxy Hotel Joint Venture, which is accounted for as noncontrolling interests in our consolidated financial statements.

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through December 31, 2024, 26 of the 29 condominium units have been sold and the 40 East End Ave. Joint Venture owns the remaining three unsold units which are referred to as the 40 East End Avenue Project. Various affiliated entities majority-owned and/or controlled by David Lichtenstein, who majority owns and controls the Sponsor, own the other approximate 66.7% membership in the 40 East End Ave. Joint Venture.

As described above, we engaged M&S to provide an appraisal of the M&S Appraised Real Estate Assets as of December 31, 2024 consisting of the Williamsburg Moxy Hotel and the 40 East End Avenue Project.

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

The direct capitalization analysis is based upon the net operating income (“NOI”) of the property capitalized at an appropriate capitalization rate for the property based upon property characteristics and competitive position and market conditions at the date of the appraisal. NOI is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

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

The estimated values for our investments in real estate may or may not represent current market values and do not equal the book values of our real estate investments in accordance with generally accepted accounting principles (“GAAP”) in the United States (the “U.S.”). Our consolidated investment in real estate is currently carried in our consolidated financial statements at its amortized cost basis, adjusted for any loss impairments and bargain purchase gains recognized to date. Our unconsolidated investments in real estate are currently accounted for under the cost method of accounting in our consolidated financial statements.

The following summarizes the valuation approaches used for our real estate assets:

Investment property:

M&S deemed it appropriate to determine the estimated fair value of the Williamsburg Moxy Hotel as December 31, 2024 of $177.5 million using a DCF Analysis taking into consideration the expected NOI of the property upon stabilization less the remaining estimated costs to complete.

The following summarizes the key assumptions that were used in the DCF Analysis to estimate the value of our Williamsburg Moxy Hotel as of December 31, 2024:

Williamsburg Moxy Hotel
Weighted-average:
Exit capitalization rate	7.00%
Discount rate	9.00%
Annual market rent growth rate	5.64%
Annual NOI growth rate	5.67%
Holding period (in years)	10

Accordingly, the estimated fair value of our 75% ownership interest in the Williamsburg Moxy Hotel was $133.1 million as of December 31, 2024. The estimated fair value of our 75% ownership interest in the Williamsburg Moxy Hotel of $133.1 million compared to our relative carrying value of $91.8 million, both as of December 31, 2024, equates to an increase in value of 45.1%.

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

	Change in NAV per Share
	Increase of 25 basis points	Decrease of 25 basis points
Capitalization rate	$(0.27)	$0.29
Discount rate	$(0.26)	$0.27

Investment in unconsolidated affiliated real estate entity:

M&S deemed it appropriate to determine the estimated fair value of the 40 East End Ave. Joint Venture’s ownership in the 40 East End Project (the three remaining unsold condominium units) as December 31, 2024 of $25.6 million based on a DCF Analysis of the estimated net sales proceeds taking into consideration the expected timing of the sales for the remaining unsold units, as well as the remaining estimated carrying costs. M&S used a discount rate of 8.0% in the DCF Analysis.

While we believe that the assumptions utilized in the DCF Analysis are reasonable, a change in these assumptions would affect the calculation of the value of the 40 East End Avenue Project. However, the estimated increase or decrease to our estimated NAV per Share resulting from both a 25-basis point increase and decrease in the discount rate used in the DCF Analysis would be negligible. This information is presented to provide a hypothetical illustration of possible results assuming just a change was made to the discount rate with all other factors remaining constant. Further, the discount rate could change by more or less than 25-basis points or not at all.

As of December 31, 2024, the estimated fair value of our approximate 33.3% ownership interest in the 40 East End Ave. Joint Venture of approximately $8.9 million was calculated based on the appraised value of the 40 East End Project of $25.6 million plus all of the 40 East End Ave. Joint Venture’s non-real estate assets, net of $1.2 million. The estimated fair value of our approximate 33.3% ownership interest in the 40 East End Ave. Joint Venture of $8.9 million represented an increase of 6.0% relative to our carrying value of $8.4 million as of December 31, 2024.

Cash and cash equivalents: As of December 31, 2024, the estimated value of our cash and cash equivalents equals its carrying value.

Restricted cash and other assets: As of December 31, 2024, the estimated values of our restricted cash and other assets approximate their carrying values due to their short maturities.

Mortgage payable, net: As of December 31, 2024, we have a mortgage payable that bears interest at a variable rate. The estimated value of our variable-rate mortgage loan was deemed to approximate its carrying value because its interest rate moves in conjunction with changes to market interest rates.

Due to related parties: The carrying values of our due to related parties were considered to equal their fair value due to their short maturities.

Accounts payable, accrued expenses and other liabilities: As of December 31, 2024, the carrying values of our accounts payable, accrued expenses and other liabilities were considered to equal their fair value due to their short maturities.

Subordinated advances – related party: Our Subordinated advances –related party, consisting of $12.6 million of principal advances made by our Sponsor under the Subordinated Loan Agreement and the related accrued interest, are classified as a liability on our consolidated balance sheets. However, for purposes of our NAV, we do not estimate their fair value in accordance with GAAP. Rather, the IPA’s Practice Guideline 2013-01 provides for adjustments to the NAV for preferred securities, special interests and incentive fees based on the aggregate NAV of the company and payable to the Sponsor in a hypothetical liquidation of the company as of the valuation date in accordance with the provisions of the partnership or Advisory agreements and the terms of the preferred securities. Because our Subordinated advances – related party are only payable to our Sponsor in a liquidation event, we believe they should be valued for our NAV in accordance with these provisions.

In conjunction with estimating our NAV per Share, no allocations of value are made to our Subordinated advances – related party unless the estimated NAV per Share exceeds $10.00 per share plus a cumulative, pre-tax non-compounded annual return of 8.0% as of the valuation date. In the calculation of our estimated NAV per Share as of December 31, 2024, no allocation of value was made to our Subordinated advances – related party because the estimated NAV per Share did not exceed an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 8.0% as of that date.

Historical Estimated NAV and resulting NAV per Share

Additional information on our historical reported estimated NAV and resulting NAV per Share as of December 31, 2023 may be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed on March 26, 2024.

Limitations and Risks

As with any valuation methodology, the methodology used to determine our estimated NAV and resulting estimated NAV per Share is based upon a number of estimates and assumptions that may prove later not to be accurate or complete. Further, different market participants with different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive different estimated NAVs per share, which could be significantly different from the estimated NAV per Share approved by our Board of directors. The estimated NAV per Share approved by our Board of Directors does not represent the fair value of our assets less liabilities in accordance with GAAP, and such estimated NAV per Share is not a representation, warranty or guarantee that:

●	A stockholder would be able to resell his or her Common Shares at the estimated NAV per Share;
●	A stockholder would ultimately realize distributions per Common Share equal to the estimated NAV per Share upon liquidation of our assets and settlement of our liabilities or a sale of the Company;
●	Our Common Shares would trade at the estimated NAV per Share on a national securities exchange;
●	An independent third-party appraiser or other third-party valuation firm would agree with the estimated NAV per Share; or
●	The methodology used to estimate our NAV per Share would be acceptable to FINRA or under the Employee Retirement Income Security Act with respect to their respective requirements.

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

The following factors may cause a stockholder not to ultimately realize distributions per share of common stock equal to the estimated NAV per Share upon liquidation:

●	The methodology used to determine estimated NAV per Share includes a number of estimates and assumptions that may not prove to be accurate or complete as compared to the actual amounts received in the liquidation;
●	In a liquidation, certain assets may not be liquidated at their estimated values because of transfer fees and disposition fees, which are not reflected in the estimated NAV calculation;
●	In a liquidation, debt obligations may have to be prepaid and the costs of any prepayment penalties may reduce the liquidation amounts. Prepayment penalties are not included in determining the estimated value of liabilities in determining estimated NAV;
●	In a liquidation, the real estate assets may derive a portfolio premium which premium is not considered in determining estimated NAV;
●	In a liquidation, the potential buyers of the assets may use different estimates and assumptions than those used in determining estimated NAV;
●	If the liquidation occurs through a listing of the Common Shares on a national securities exchange, the capital markets may value the Company’s net assets at a different amount than the estimated NAV. Such valuation would likely be based upon customary real estate investment trust (“REIT”) valuation methodology including funds from operation (“FFO”) multiples of other comparable REITs, FFO coverage of dividends and adjusted FFO payout of the Company’s anticipated dividend; and
●	If the liquidation occurs through a merger of the Company with another REIT, the amount realized for the Common Shares may not equal the estimated NAV per Share because of many factors including the aggregate consideration received, the make-up of the consideration (e.g., cash, stock or both), the performance of any stock received as part of the consideration during the merger process and thereafter, the reception of the merger in the market and whether the market believes the pricing of the merger was fair to both parties.

SRP

Our share repurchase program, as amended from time to time (the “SRP”) by our Board of Directors, may provide our stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to us, subject to various restrictions.

Our SRP currently provides for redemption requests to be submitted in connection with either a stockholder’s death or hardship and the price for all such purchases has been set at our estimated NAV per Share as of the date of actual redemption. Our estimated NAV per Share is determined by our Board of Directors and reported by us from time to time. Requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death to be eligible for consideration.

Additionally, our Board of Directors has established that on an annual basis we will not redeem in excess of 0.5% of the number of Common Shares outstanding as of the end of the preceding year for either death redemptions or hardship redemptions.

Additionally, eligible redemption requests are generally expected to be processed on a quarterly basis and will be subject to proration if either type of redemption requests exceeds the annual limitations established by our Board of Directors. Furthermore, our Board of Directors may, at their sole discretion, amend or suspend the SRP at any time without any notice to stockholders.

For the year ended December 31, 2024, we repurchased 84,614 Common Shares at a weighted average price per share of $9.61. For the year ended December 31, 2023, we repurchased 91,999 Common Shares at a weighted average price per share of $9.49.

Distributions on Common Shares

On March 25, 2020, the Board of Directors determined to suspend regular monthly distributions for months ending after March 2020.

Future distributions, if any, declared will be at the discretion of the Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, operating and interest expenses, our ability to refinance near-term debt, as well as the Internal Revenue Service’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. We cannot assure that any future distributions will be made or that we will maintain any particular level of distributions that we have previously established or may establish.

Recent Sales of Unregistered Securities

During the period covered by this Form 10-K, we did not sell any equity securities that were not registered under the Securities Act.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K (the “Annual Report). The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” before Item 1 of this Annual Report for a description of these risks and uncertainties. Dollar amounts, revenue per available room (“RevPAR”), average daily rate (“ADR”) and per share data are presented in whole numbers and where indicated in millions.

Overview

Lightstone REIT IV, is a Maryland corporation, formed on September 9, 2014, which elected to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2016.

We have and currently expect to continue to seek opportunities to invest in real estate and real estate-related investments. Our real estate investments may include operating properties and development projects and our real estate-related investment may include mezzanine loans, mortgage loans, bridge loans and preferred equity interests, with a focus on development-related investments, including investments intended to finance development or redevelopment opportunities. We may also invest in debt and derivative securities related to real estate assets. A portion of our investments may be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly owned by (i) The Lightstone Group, LLC, which served as our Sponsor during our Offering, which terminated on March 31, 2017, (ii) its affiliates and/or (iii) other real estate investment programs it sponsors. Although we expect that most of our investments will be of these various types, we may also make other investments. In fact, we may invest in whatever types of investments that we believe are in our best interests.

We have one operating segment. As of December 31, 2024, we majority owned and consolidated the operating results of the Williamsburg Moxy Hotel Joint Venture, a joint venture in which we have a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in the 40 East End Ave. Joint Venture. We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

The Williamsburg Moxy Hotel Joint Venture owns the Williamsburg Moxy Hotel, a 216-room Marriott branded hotel located in the Williamsburg neighborhood of Brooklyn in New York City, which it developed, constructed and opened on March 7, 2023. Lightstone REIT III, a REIT also sponsored by the Sponsor and a related party, owns the other 25% membership interest in the Williamsburg Moxy Hotel Joint Venture, which is accounted for as noncontrolling interests in our consolidated financial statements.

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through December 31, 2024, 26 of the 29 condominium units have been sold and the 40 East End Ave. Joint Venture owns the remaining three unsold units which are referred to as the 40 East End Avenue Project. Various affiliated entities majority-owned and/or controlled by David Lichtenstein, who majority owns and controls the Sponsor, own the other approximate 66.7% membership in the 40 East End Ave. Joint Venture.

Lightstone Real Estate Income LLC, a Delaware limited liability company is our Advisor. Both the Sponsor and the Advisor are majority owned by David Lichtenstein. On September 12, 2014, the Advisor contributed $200,000 to Lightstone REIT IV in exchange for 20,000 Common Shares at $10.00 per share. Mr. Lichtenstein also owns 222,222 Common Shares which were issued on June 15, 2015 for $2.0 million, or $9.00 per share. Subject to the oversight of our Board of Directors and pursuant to the terms of an advisory agreement, the Advisor has the primary responsibility for making investment decisions on our behalf and managing our day-to-day operations. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT IV.

We have no employees. We are dependent on the Advisor and certain affiliates of our Sponsor for performing a full range of services that are essential to us, including asset management, property management (excluding our hospitality property, which is managed by unrelated third-party property managers) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology and investor relations services. If the Advisor and certain affiliates of our Sponsor are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from other parties.

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

Due to the termination of the Offering on March 31, 2017, the Sponsor is no longer obligated to make any additional principal advances to us. However, interest will continue to accrue on the outstanding principal advances and the repayment, if any, of the principal advances and related accrued interest will be made according to the terms of the Subordinated Loan Agreement discussed above.

As of December 31, 2024, the aggregate outstanding principal advances and related accrued interest were $14.2 million, which are classified as Subordinated advances – related party on our consolidated balance sheet.

Acquisitions and Investment Strategies and Policies

Our strategy is to originate, acquire and manage a diverse portfolio of real estate and/or real estate-related investments located primarily in the U.S. Both of our current real estate investments are between us and related parties and are located in New York City. We generally have sought to create a portfolio of investments that either generate or are expected to generate attractive cash flow for distributions. However, we have and still may target capital appreciation from our real estate investments.

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

Concentration of Credit Risk

As of December 31, 2024 and 2023, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk with respect to our cash and cash equivalents or restricted cash.

Current Environment

Our operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws, ordinances and regulations, outbreaks of contagious diseases, cybercrime, technological advances and challenges, such as the use and impact of artificial intelligence and machine learning, loss of key relationships, inflation and recession.

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

Investments in Real Estate

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

We expense the costs associated with pre-opening activities associated with our development and construction projects as incurred. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

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

We evaluate the long-lived assets for potential impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable and records an impairment charge when the undiscounted projected cash flows are less than the carrying amount for a particular property. The estimated cash flows used for the impairment analysis and the determination of estimated fair value is based on our plans for the respective assets and our views of market and economic conditions. The estimates consider matters such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, may be substantial.

Depreciation and Amortization

Depreciation expense is computed based on the straight-line method over the estimated useful life of the applicable real estate asset. We generally use estimated useful lives of up to 39 years for buildings, 15 years for land improvements and building improvements and 5 to 10 years for furniture and fixtures. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.

Investments in Unconsolidated Entities

We evaluate our investments in other entities for consolidation. We consider our percentage interest in the joint venture, evaluation of control and whether a VIE exists when determining whether or not the investment qualifies for consolidation or if it should be accounted for as an unconsolidated investment under the equity method of accounting.

If an investment qualifies for the equity method of accounting, our investment is recorded initially at cost, and subsequently adjusted for earnings and cash contributions and distributions. The earnings of an unconsolidated investment are allocated to its investors in accordance with the provisions of the operating agreement of the entity. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences, if any, between the carrying amount of our investment in the respective joint venture and our share of the underlying equity of such unconsolidated entity are amortized over the respective lives of the underlying assets as applicable. These items are reported as a single line item in the consolidated statements of operations as income or loss from investments in unconsolidated entities.

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

Noncontrolling Interests

Noncontrolling interests represents the noncontrolling member’s share of the equity in certain of our consolidated real estate investments. Income and losses are allocated to noncontrolling interest holders based generally on their ownership percentage.

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

Tax Status and Income Taxes

We elected to qualify and be taxed as a REIT commencing with the taxable year ended December 31, 2016. As a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at the regular corporate rate, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders, if any. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our taxable income and property and to U.S. federal income taxes and excise taxes on our undistributed taxable income, if any.

To maintain our qualification as a REIT, we engage in certain activities through a taxable REIT subsidiary (“TRS”), including when we acquire or develop and construct a hotel, we usually establish a new TRS and enter into an operating lease agreement for the hotel. As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

As of December 31, 2024 and 2023, we had no material uncertain income tax positions.

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

Accordingly, our consolidated hotel revenues, hotel operating expenses, real estate taxes, pre-opening costs and depreciation and amortization are all attributable to the operations of the Williamsburg Moxy Hotel. Because the Williamsburg Moxy Hotel was under development and construction prior to its opening date, it had no operating results before March 7, 2023, other than certain pre-opening costs.

Consolidated

During the year ended December 31, 2024 compared to the period from March 7, 2023 through December 31, 2023, the Williamsburg Moxy Hotel experienced increases to the percentage of its rooms occupied to 90% from 84% and RevPAR to $255.25 from $239.00 and a slight decrease in ADR to $285.30 from $286.13.

Hotel revenues

Our hotel revenues are comprised of room revenue and food, beverage and other revenue. Total hotel revenues were $29.7 million and $23.3 million for the years ended December 31, 2024 and 2023. Room revenue increased by $4.7 million to $20.2 million for the year ended December 31, 2024 compared to $15.5 million for the same period in 2023 and food, beverage and other revenue increased by $1.7 million to $9.5 million for the year ended December 31, 2024 compared to $7.8 million for the same period in 2023. These increases were primarily attributable to the timing of (i) the opening of the Williamsburg Moxy Hotel, which opened on March 7, 2023, and (ii) the opening of certain of its food and beverage venues, which opened during the second quarter of 2023. However, the increase in room revenue also reflects the higher occupancy and RevPAR, which were offset by the slightly lower ADR during the 2024 period.

Hotel operating expenses

Total hotel operating expenses were $21.4 million and $18.8 million for the years ended December 31, 2024 and 2023, respectively. Room expenses increased by $2.8 million to $12.7 million for the year ended December 31, 2024 compared to $9.9 million for the same period in 2023 and food and beverage costs decreased by $0.2 million to $8.7 million for the year ended December 31, 2024 compared to $8.9 million for the 2023 period. The increase in room expenses is primarily attributable to the aforementioned timing of the opening of the Williamsburg Moxy Hotel as well as higher occupancy during the 2024 period. The decrease in food, beverage and other costs was attributable to better expense control measures during the 2024 period.

Real estate taxes

Real estate taxes were $0.1 million for both the years ended December 31, 2024 and 2023 for the Williamsburg Moxy Hotel.

General and administrative expenses

General and administrative expenses increased by $0.2 million to $1.9 million during the year ended December 31, 2024 compared to $1.7 million for the same period in 2023. The increase is primarily due to an increase in the asset management fees related to the Williamsburg Moxy Hotel, which opened on March 7, 2023.

Depreciation and amortization

Depreciation and amortization expense increased by $0.8 million to $3.7 million during the year ended December 31, 2024 compared to $2.9 million for same period in 2023. The increase was primarily attributable to the timing of the opening of the Williamsburg Moxy Hotel, which opened on March 7, 2023, and the opening of certain of its food and beverage venues, which opened during the second quarter of 2023.

Casualty loss, net

On December 11, 2024, the Williamsburg Moxy Hotel suffered damage from a fire to one of its food and beverage venues located in an outdoor garden area. In connection with the fire, the Williamsburg Moxy Hotel Joint Venture recognized a net casualty loss of $0.5 million during the year ended December 31, 2024. See “Williamsburg Moxy Hotel – Casualty Loss, Net” for additional information.

Pre-opening costs

Pre-opening costs generally consist of non-recurring personnel, marketing and other costs. In preparation for the opening of the Williamsburg Moxy Hotel, which opened on March 7, 2023, and certain of its food and beverage venues, which opened during the second quarter of 2023, we incurred pre-opening costs of $2.3 million during the year ended December 31, 2023.

Interest expense

Interest expense was $11.8 million and $11.1 million for the years ended December 31, 2024 and 2023, respectively. Interest expense is attributable to the financings associated with the Williamsburg Moxy Hotel and the outstanding principal advances of $12.6 million (included in Subordinated advances – related party on the Consolidated Balance Sheets). The increase in interest expense reflects the cessation of the capitalization of all interest expense associated with the Williamsburg Moxy Hotel when its construction was substantially completed and it opened on March 7, 2023. During 2023 (from January 1, 2023 through March 7, 2023), $2.0 million of interest attributable to the Moxy Construction Loan was capitalized to the carrying value of the Williamsburg Moxy Hotel while it was under construction.

Loss from investment in unconsolidated affiliated real estate entity

Our loss from investment in unconsolidated affiliated real estate entity is solely attributable to our ownership interest in the 40 East End Ave. Joint Venture. The losses from our investment in the 40 East End Ave. Joint Venture were $0.4 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively. We account for our investment in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to Lightstone REIT III’s 25% membership interest in the Williamsburg Moxy Hotel Joint Venture.

Financial Condition, Liquidity and Capital Resources

Overview:

As of December 31, 2024, we had cash and cash equivalents of $8.1 million and restricted cash of $4.3 million. We believe that our available cash on hand along with the future cash flows generated from the Williamsburg Moxy Hotel, plus any distributions we receive from the 40 East End Ave. Joint Venture resulting from the sale of the three remaining unsold condominium units, will be sufficient to satisfy our expected cash requirements for at least twelve months from the date of filing this report. Our expected cash requirements primarily consist of anticipated operating expenses, scheduled debt service, any necessary capital contributions to the 40 East End Ave. Joint Venture for carrying costs associated with the three remaining unsold condominium units and distributions to our shareholders, if any, required to maintain our qualification as a REIT for the foreseeable future. Additionally, we also may seek additional capital contributions from Lightstone REIT III into the Williamsburg Moxy Hotel Joint Venture, if necessary.

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

Our future borrowings may consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. Such mortgages may be put in place either at the time we acquire a property or subsequent to our purchasing a property for cash. In addition, we may acquire properties that are subject to existing indebtedness where we choose to assume the existing mortgages. Generally, though not exclusively, we intend to seek to encumber our properties with non-recourse debt. This means that a lender’s rights on default will generally be limited to foreclosing on the property. However, we may, at our discretion, secure recourse financing or provide a guarantee to lenders if we believe this may result in more favorable terms. When we give a guaranty for a property-owning entity, we will be responsible to the lender for the satisfaction of the indebtedness if it is not paid by the property-owning entity.

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

We have agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities. As of December 31, 2024 and 2023, we owed the Advisor and its affiliated entities $788,560 and $463,876, respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

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

The following table represents the fees incurred associated with the services provided by our Advisor for the periods indicated:

	For the Years Ended December 31,
	2024	2023
Development fees and cost reimbursement(1)	$-	$573,223
Asset management fees (general and administrative costs)	971,866	763,229
Total	$971,866	$1,336,452

(1)	Development fees and the reimbursement of development-related costs that the Williamsburg Moxy Hotel Joint Venture paid to the Advisor and its affiliates were capitalized and are included in the carrying value of the Williamsburg Moxy Hotel.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Net cash used in operating activities	$(7,707,837)	$(4,757,462)
Net cash used in investing activities	(1,994,477)	(10,836,286)
Net cash provided by financing activities	14,426,598	13,820,973
Net change in cash, cash equivalents and restricted cash	4,724,284	(1,772,775)
Cash, cash equivalents and restricted cash, beginning of the year	7,731,819	9,504,594
Cash, cash equivalents and restricted cash, end of the year	$12,456,103	$7,731,819

Operating activities

The net cash used in operating activities of $7.7 million during the year ended December 31, 2024 consisted of our net loss of $9.9 million and the settlement of unpaid interest previously accrued as mortgage payable of $4.5 million less depreciation and amortization of $3.7 million, amortization of deferred financing costs of $1.0 million, other non-cash charges aggregating $0.7 million and the net changes in operating assets and liabilities of $1.3 million.

Investing activities

The net cash used in investing activities during the year ended December 31, 2024 of $2.0 million consisted of residual development and construction costs associated with the Williamsburg Moxy Hotel of $3.0 million and capital contributions of $0.2 million made to the 40 East End Ave. Joint Venture, offset by aggregate distribution of $1.2 million received from the 40 East End Joint Venture.

Financing activities

The net cash provided by financing activities during the year ended December 31, 2024 of $14.4 million consisted of proceeds from the mortgage financing for the Williamsburg Moxy Hotel of $95.1 million and capital contributions made by Lightstone REIT III to the Williamsburg Moxy Hotel Joint Venture of $0.1 million, offset by the repayment of the construction financing for the Williamsburg Moxy Hotel of $77.0 million, payment of loan fees and expenses of $3.0 million and redemptions and cancellation of Common Shares of $0.8 million.

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

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, we formed the Williamsburg Moxy Hotel Joint Venture with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of our membership interest in Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to its acquisition, Lightstone REIT III has made capital contributions to the Williamsburg Moxy Hotel Joint Venture  aggregating $6.4 million through December 31, 2024, including $0.1 million made during the year ended December 31, 2024.

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

The Williamsburg Moxy Hotel was substantially completed and opened for business on March 7, 2023. In connection with the opening of the hotel, including its food and beverage venues, the Williamsburg Moxy Hotel Joint Venture incurred pre-opening costs of $2.3 million during the  year ended December 31, 2023. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

Casualty Loss, Net

On December 11, 2024, the Williamsburg Moxy Hotel suffered damage from a fire to one of its food and beverage venues located in an outdoor garden area. As a result of the fire, the Williamsburg Moxy Hotel Joint Venture recognized a gross casualty loss of $1.0 million, consisting of (i) the write-off of the carrying value of the damaged assets of $0.8 million plus associated remediation costs of $0.2 million. However, the Williamsburg Moxy Hotel Joint Venture maintains property, general liability and business interruption insurance coverage under which it has filed an insurance claim related to the damaged assets. While this insurance claim has not been finalized, the Williamsburg Moxy Hotel Joint Venture did receive an initial advance of $0.5 million of insurance proceeds related to the claim for the damaged assets during the first quarter of 2025, and therefore, reduced the gross casualty loss of $1.0 million by that amount resulting in the recognition of a casualty loss, net of $0.5 million during the year ended December 31, 2024.

As noted above, the Williamsburg Moxy Hotel Joint Venture is still in the process of settling this insurance claim and it currently expects to receive additional insurance recoveries associated with the damaged assets. Furthermore, the Williamsburg Moxy Hotel Joint Venture currently intends to file another insurance claim related to the interruption of the operations for this food and beverage venue. However, there can be no assurance that the Williamsburg Moxy Hotel Joint Venture will receive any additional recoveries from either of these insurance claims.

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

During 2023 (specifically for the period from January 1, 2023 through March 7, 2023) $2.0 million of interest attributable to the Moxy Construction Loan was capitalized to the carrying value of the Williamsburg Moxy Hotel while it was under construction.

As of December 31, 2023, the outstanding principal balance of the Moxy Construction Loan was $83.8 million (including $6.9 million of excess interest added to principal) which was presented, net of deferred financing fees of $0.1 million on the consolidated balance sheets and was classified as mortgages payable, net.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture paid $3.7 million of loan fees and expenses and accrued $0.8 million of loan exit fees, which were included in other liabilities on the balance sheets as of December 31, 2023.

Moxy Mortgage Loans

On April 19, 2024, the Williamsburg Moxy Joint Venture entered into an $86.0 million senior mortgage loan facility (the “Moxy Senior Loan”) and a $9.0 million junior mortgage loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Mortgage Loans”) with unrelated third parties.

The Moxy Mortgage Loans bear interest at SOFR plus 5.10%, subject to an 8.75% floor. SOFR as of December 31, 2024 was 4.53%. The Moxy Mortgage Loans initially mature on April 19, 2027, but may be further extended through the exercise of two six-month extension options, subject to the satisfaction of certain conditions. The Moxy Mortgage Loans require monthly interest-only payments with their outstanding principal due in full at maturity and are collateralized by the Williamsburg Moxy Hotel, however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. The Williamsburg Moxy Hotel Joint Venture used $85.8 million of the aggregate proceeds from the Moxy Mortgage Loans in connection with the payoff of the Moxy Construction Loan consisting of the outstanding indebtedness (principal and interest) of $86.0 million and the aforementioned loan exit fees of $0.8 million, net of restricted escrows of $1.0 million.

As of December 31, 2024, the outstanding principal balance of the Moxy Mortgage Loans was $95.0 million which is presented net of deferred financing fees of $2.6 million on the consolidated balance sheet and is classified as mortgages payable, net.

In connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture has provided certain interest and carry costs guarantees. Furthermore, in connection with the Moxy Mortgage Loans, $3.2 million of the initial proceeds advanced at closing were used to fund reserves for interest, real estate taxes and insurance. Additionally, in connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture paid an aggregate of $2.8 million of loan fees and expenses and accrued $0.5 million of loan exit fees which are included in other liabilities on the consolidated balance sheet as of December 31, 2024.

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

Our ownership interest in the 40 East End Ave. Joint Venture is a non-managing interest. Because we exert significant influence over but do not control the 40 East End Ave. Joint Venture, we account for our ownership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting. All contributions to and distributions of earnings from the 40 East End Ave. Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the 40 East End Ave. Joint Venture are made to the members pursuant to the terms of its operating agreement. We commenced recording our allocated portion of earnings, cash contributions and cash distributions from the 40 East End Ave. Joint Venture beginning as of March 31, 2017.

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through December 31, 2024, 26 of the 29 units have been sold and the 40 East End Ave. Joint Venture owns the remaining three unsold units, which are referred to as the 40 East End Avenue Project.

During the year ended December 31, 2024, we received distributions from the 40 East End Ave. Joint Venture of $1.2 million and made contributions of $0.2 million to the 40 East End Ave. Joint Venture. During the year ended December 31, 2023, we received distributions from the 40 East End Ave. Joint Venture of $3.0 million and made contributions of $0.4 million to the 40 East End Ave. Joint Venture.

Distributions on Common Shares

On March 25, 2020, the Board of Directors determined to suspend regular monthly distributions for months ending after March 2020.

Future distributions, if any, declared will be at the discretion of the Board of Directors based on their analysis of the Company’s performance over the previous periods and expectations of performance for future periods. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, operating and interest expenses, the Company’s ability to refinance near-term debt, as well as the Internal Revenue Service’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. The Company cannot assure that any future distributions will be made or that it will maintain any particular level of distributions that it has previously established or may establish.

SRP

Our share repurchase program, as amended from time to time (the “SRP”) by our Board of Directors, may provide our stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to us, subject to various restrictions.

Our SRP currently provides for redemption requests to be submitted in connection with either a stockholder’s death or hardship and the price for all such purchases has been set at our estimated NAV per Share as of the date of actual redemption. Our estimated NAV per Share is determined by our Board of Directors and reported by us from time to time. Requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death to be eligible for consideration.

Additionally, our Board of Directors has established that on an annual basis we will not redeem in excess of 0.5% of the number of Common Shares outstanding as of the end of the preceding year for either death redemptions or hardship redemptions. Additionally, eligible redemption requests are generally expected to be processed on a quarterly basis and will be subject to proration if either type of redemption requests exceeds the annual limitations established by our Board of Directors. Furthermore, our Board of Directors may, at their sole discretion, amend or suspend the SRP at any time without any notice to stockholders.

For the year ended December 31, 2024, we repurchased 84,614 Common Shares at a weighted average price per share of $9.61. For the year ended December 31, 2023, we repurchased 91,999 Common Shares at a weighted average price per share of $9.49.

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

Lightstone Value Plus REIT IV, Inc. and Subsidiaries

(a Maryland corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lightstone Value Plus REIT IV, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus REIT IV, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Investment Property and Investment in Unconsolidated Affiliated Real Estate Entity – Impairment Evaluation

As of December 31, 2024, the Company had net investment property of $122.4 million and an investment in unconsolidated affiliated real estate entity of $8.4 million. As disclosed in Note 2 to the financial statements, the Company evaluates the recoverability of investment property at the lowest identifiable level, the individual property level, and the recoverability of the investment in unconsolidated real estate entity for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment property or the investment in unconsolidated real estate entity may not be recoverable. The Company utilizes judgment to determine if the severity of any single indicator, or the fact that there are a number of indicators of less severity that when combined, would result in an indication that the individual property or investment may not be recoverable. The Company considers relevant facts and circumstances which may include the significant underperformance of an investment property relative to historical or projected future operating results as well as significant negative industry or economic trends. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated undiscounted projected operating cash flows expected to be generated over the holding period of the investment property and from its eventual disposition to the carrying amount. The estimates include significant assumptions such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. An investment property is impaired only if management’s estimate of the fair value of the investment property is less than the carrying value and not recoverable. The ultimate realization of the Company’s investment in unconsolidated affiliated real estate entity is dependent on a number of factors including the performance of that entity, including the underlying investment property, and market conditions. If the Company determines that a decline in the value of the investment in unconsolidated affiliated real estate entity is other than temporary, it will record an impairment charge.

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

Addressing the matter involved performing procedures and evaluating audit evidence, in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls over the Company’s impairment evaluation. Our procedures included, among others, assessing the methodologies applied and identifying the existence of any triggering events. For the investment property we compared budget to actual net operating income, compared actual net operating income to projected future net operating income, and compared actual, budgeted and projected occupancy percentages, and considered if management’s determination was reasonable considering the past and current performance of the investment property and if consistent with evidence obtained in other areas of the audit. For the investment in unconsolidated affiliated real estate entity, we considered the number of condo sales made during the current and prior years, while taking into account the current market and the individual unit sales margins. We also evaluated the forecast of unit sales prepared by management to consider if the determination was reasonable considering the past and current performance of the underlying investment property and if consistent with evidence obtained in other areas of the audit. We tested the completeness and accuracy of the underlying data used by management in its evaluations. We held discussions with management about the current status of both the investment property and the investment in unconsolidated affiliated real estate entity to understand how management’s significant estimates and assumptions are developed considering potential future market conditions. In addition, we evaluated the mathematical accuracy of the calculations included in the Company’s evaluation.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2014.

EISNERAMPER LLP

Iselin, New Jersey

March 26, 2025

LIGHTSTONE VALUE PLUS REIT IV INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
Assets

Investment property:
Land and improvements	$35,845,388	$35,845,388
Building and improvements	82,709,651	82,935,141
Furniture and fixtures	10,413,113	10,457,932
Construction in progress	-	270,007
Gross investment property	128,968,152	129,508,468
Less accumulated depreciation	(6,597,959)	(2,905,386)
Net investment property	122,370,193	126,603,082
Investment in unconsolidated affiliated real estate entity	8,358,291	9,736,742
Cash and cash equivalents	8,119,721	6,726,475
Restricted cash	4,336,382	1,005,344
Accounts receivable and other assets	1,812,731	1,399,872
Total Assets	$144,997,318	$145,471,515

Liabilities and Stockholders’ Equity

Mortgages payable, net	$92,415,690	$83,666,224
Accounts payable, accrued expenses and other liabilities	7,560,769	6,333,078
Subordinated advances - related party	14,199,507	14,012,553
Total Liabilities	114,175,966	104,011,855

Commitments and Contingencies

Stockholders’ Equity:

Company’s Stockholders’ Equity:

Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 8.2 million and 8.3 million shares issued and outstanding, respectively	82,218	83,064
Additional paid-in-capital	68,795,537	69,607,889
Accumulated deficit	(46,942,339)	(38,921,944)
Total Company’s Stockholders’ Equity	21,935,416	30,769,009
Noncontrolling interests	8,885,936	10,690,651
Total Stockholders’ Equity	30,821,352	41,459,660
Total Liabilities and Stockholders’ Equity	$144,997,318	$145,471,515

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT IV INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023
Hotel revenues:	$29,696,950	$23,322,329

Expenses:
Hotel operating expenses	21,437,940	18,819,882
Real estate taxes	136,086	74,162
General and administrative costs	1,923,973	1,656,075
Depreciation and amortization	3,692,573	2,905,386
Casualty loss, net	452,651	-
Pre-opening costs	-	2,339,418
Total expenses	27,643,223	25,794,923

Interest income	226,998	214,225
Interest expense, net	(11,842,078)	(11,053,923)
Loss from investment in unconsolidated affiliated real estate entity	(386,795)	(670,619)
Other income/(expense), net	413	(17,952)
Net loss	(9,947,735)	(14,000,863)

Less: net loss attributable to noncontrolling interests	1,927,340	2,960,701

Net loss attributable to Company’s common shares	$(8,020,395)	$(11,040,162)

Basic and diluted net loss per Company’s common share:
Net loss per Company’s common shares, basic and diluted	$(0.97)	$(1.33)

Weighted average number of common shares outstanding, basic and diluted	8,258,143	8,327,650

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT IV INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common		Additional Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity
BALANCE, December 31, 2022	8,398,355	$83,984	$70,480,206	$(27,881,782)	$12,007,123	$54,689,531

Net loss	-	-	-	(11,040,162)	(2,960,701)	(14,000,863)
Contributions of noncontrolling interests	-	-	-	-	1,644,229	1,644,229
Redemption and cancellation of common shares	(91,999)	(920)	(872,317)	-	-	(873,237)

BALANCE, December 31, 2023	8,306,356	$83,064	$69,607,889	$(38,921,944)	$10,690,651	$41,459,660

Net loss	-	-	-	(8,020,395)	(1,927,340)	(9,947,735)
Contributions of noncontrolling interests	-	-	-	-	122,625	122,625
Redemption and cancellation of common shares	(84,614)	(846)	(812,352)	-	-	(813,198)

BALANCE, December 31, 2024	8,221,742	$82,218	$68,795,537	$(46,942,339)	$8,885,936	$30,821,352

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT IV INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,947,735)	$(14,000,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from investment in unconsolidated affiliated real estate entity	386,795	670,619
Depreciation and amortization	3,692,573	2,905,386
Amortization of deferred financing costs	1,017,238	1,457,870
Casualty loss, net	300,106	-
Settlement of unpaid interest previously accrued as mortgage payable	(4,453,609)	-
Changes in assets and liabilities:
Decrease/(increase) in accounts receivable other assets	87,141	(245,406)
Increase in accounts payable, accrued expenses and other liabilities	1,022,700	4,267,978
Increase in accrued interest on subordinated advances - related party	186,954	186,954
Net cash used in operating activities	(7,707,837)	(4,757,462)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(2,986,133)	(13,427,924)
Distributions from unconsolidated affiliated real estate entities	1,233,321	2,966,637
Investment in unconsolidated affiliated real estate entity	(241,665)	(374,999)
Net cash used in investing activities	(1,994,477)	(10,836,286)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	95,095,056	13,049,981
Payments on mortgage payable	(77,000,000)	-
Payment of loan fees and expenses	(2,977,885)	-
Contributions of noncontrolling interests	122,625	1,644,229
Redemption and cancellation of common stock	(813,198)	(873,237)
Net cash provided by financing activities	14,426,598	13,820,973

Change in cash, cash equivalents and restricted cash	4,724,284	(1,772,775)
Cash, cash equivalents and restricted cash, beginning of year	7,731,819	9,504,594
Cash, cash equivalents and restricted cash, end of year	$12,456,103	$7,731,819

Supplemental disclosure of cash flow information:
Cash paid for taxes	$25,944	$23,477
Cash paid for interest	$16,490,311	$6,380,635
Accrued loan exit fee	$475,000	$-
Accrued insurance recovery of casualty loss	$500,000	$-
Capital expenditures for investment property in accounts payable, accrued expenses and other liabilities	$-	$270,007
Unpaid interest accrued and added as mortgage payable and investment property	$-	$5,200,887
Amortization of deferred financing costs included in investment property	$-	$326,103

The following is a summary of the Company’s cash, cash equivalents and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$8,119,721	$6,726,475
Restricted cash	4,336,382	1,005,344
Total cash, cash equivalents and restricted cash	$12,456,103	$7,731,819

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

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

The Company has one operating segment. As of December 31, 2024, the Company majority owned and consolidated the operating results of Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), a joint venture in which it has a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). The Company accounts for its unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

The Williamsburg Moxy Hotel Joint Venture owns a 216-room Marriott branded hotel (the “Williamsburg Moxy Hotel”) located in the Williamsburg neighborhood of Brooklyn in New York City, which it developed, constructed and opened on March 7, 2023. Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), a REIT also sponsored by the Sponsor and a related party, owns the other 25% membership interest in the Williamsburg Moxy Hotel Joint Venture, which is accounted for as noncontrolling interests in the Company’s consolidated financial statements.

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through December 31, 2024, 26 of the 29 units in the condominium project have been sold and the 40 East End Ave. Joint Venture owns the remaining three unsold units which are referred to as the 40 East End Project. Various affiliated entities majority-owned and/or controlled by David Lichtenstein, who majority owns and controls the Sponsor, own the other approximate 66.7% membership in the 40 East End Ave. Joint Venture.

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

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company’s Common Shares are not currently listed on a national securities exchange. The Company may seek to list its Common Shares for trading on a national securities exchange only if a majority of its independent directors believe listing them would be in the best interest of its stockholders. However, the Company does not intend to list its shares at this time. The Company does not anticipate that there would be any active market for its Common Shares until they are listed for trading.

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

Current Environment

The Company’s operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, the Company’s business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws, ordinances and regulations, outbreaks of contagious diseases, cybercrime, technological advances and challenges, such as the use and impact of artificial intelligence and machine learning, loss of key relationships, inflation and recession.

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

For the Years Ended December 31, 2024 and 2023

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when made to be cash equivalents. As of December 31, 2024 and 2023, the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk with respect to its cash and cash equivalents or restricted cash.

As required by the Company’s lenders, restricted cash is held in escrow accounts for anticipated capital expenditures, real estate taxes, and/or other reserves for certain of our consolidated properties. Capital reserves are typically utilized for non-operating expenses such as major capital expenditures. Alternatively, a lender may require its own formula for an escrow of capital reserves.

Revenue Recognition

The Williamsburg Moxy Hotel opened for business on March 7, 2023. Because the Williamsburg Moxy Hotel was under development and construction prior to its opening date, it had no operating results during the period before March 7, 2023, except for certain pre-opening expenses.

Hotel revenues consist of amounts derived from operation of the Williamsburg Moxy Hotel, including its food and beverage venues.

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

Revenues are recorded net of any sales or occupancy tax collected from the hotel’s guests. Some contracts for rooms, food, beverage or other services require an upfront deposit which is recorded as deferred revenues (or contract liabilities) and recognized once the performance obligations are satisfied. The contract liabilities are not significant.

The Company notes no significant judgments regarding the recognition of room, food and beverage or other revenues.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table represents the total hotel revenues from hotel operations on a disaggregated basis:

	For the Years Ended December 31,
Hotel Revenues:	2024	2023
Room revenue	$20,178,726	$15,487,246
Food, beverage and other revenue	9,518,224	7,835,083
Total hotel revenues	$29,696,950	$23,322,329

Accounts Receivable

The Company analyzes accounts receivable aging, historical bad debt levels, customer credit worthiness, current economic trends and management’s expectations about future economic conditions when evaluating the adequacy of the credit loss reserves. The Company’s reported net income or loss is directly affected by management’s estimate of the collectability of accounts receivable.

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

For the Years Ended December 31, 2024 and 2023

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

Depreciation and Amortization

Depreciation expense is computed based on the straight-line method over the estimated useful life of the applicable real estate asset. The Company generally uses estimated useful lives of up to 39 years for buildings, 15 years for land improvements and buildings improvements and 5 to 10 years for furniture and fixtures. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.

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

If an investment qualifies for the equity method of accounting, the Company’s investment is recorded initially at cost, and subsequently adjusted for earnings and cash contributions and distributions. The earnings of an unconsolidated investment are allocated to its investors in accordance with the provisions of the operating agreement of the entity. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences, if any, between the carrying amount of the Company’s investment in the respective joint venture and the Company’s share of the underlying equity of such unconsolidated entity are amortized over the respective lives of the underlying assets as applicable. These items are reported as a single line item in the consolidated statements of operations as income or loss from investments in unconsolidated entities.

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

For the Years Ended December 31, 2024 and 2023

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

Tax Status and Income Taxes

The Company elected to qualify and be taxed as a REIT  for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2016. As a REIT, the Company generally will not be subject to U.S. federal income tax on its net taxable income that it distributes currently to its stockholders. To maintain its REIT qualification under the Internal Revenue Code of 1986, as amended, the Company must meet a number of organizational and operational requirements, including a requirement that it annually distribute to its stockholders at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If the Company fails to remain qualified for taxation as a REIT in any subsequent year and does not qualify for certain statutory relief provisions, its income for that year will be taxed at the regular corporate rate, and it may be precluded from qualifying for treatment as a REIT for the four-year period following its failure to qualify as a REIT. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders, if any. Additionally, even if the Company continues to qualify as a REIT, it may still be subject to some U.S. federal, state and local taxes on our taxable income and property and to U.S. federal income taxes and excise taxes on its undistributed taxable income, if any.

To maintain its qualification as a REIT, the Company engages in certain activities through a taxable REIT subsidiary (“TRS”), including when it acquires or develops and constructs a hotel, it usually establishes a new TRS and enters into an operating lease agreement for the hotel. As such, it is subject to U.S. federal and state income and franchise taxes from these activities.

As of December 31, 2024 and 2023, the Company had no material uncertain income tax positions.

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and other assets and accounts payable, accrued expenses and other liabilities approximate their fair values because of the short maturity of these instruments.

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

Segment Disclosure

The Company’s operations are reported within one reportable segment and constitutes all of the consolidated entities which are reported in the consolidated financial statements. Through the Company’s subsidiaries, it owns and operates commercial properties and makes other real estate-related investments, principally in the U.S.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM assesses entity-wide operating results and performance and decides how to allocate resources based on consolidated net income/loss which is reported on the consolidated statements of operations. Additionally, the measure of segment assets is reported on the consolidated balance sheets as total assets.

The accounting policies for the reportable segment are the same as those described above. The CODM uses net income/loss to evaluate income generated from assets to assess performance and make decisions about allocating resources. The CODM also uses net income/loss to monitor the budget versus actual results, which is used in assessing the Company’s entity-wide operating results and performance.

The revenue, costs and expenses, and net income/loss for the reportable segment are the same as those presented on the consolidated statements of operations.

Significant expense categories, including hotel operating expenses, general and administrative costs, depreciation and amortization and interest, are included on the Company’s consolidated statements of operations.

Reclassifications

Certain prior period amounts may have been reclassified to conform to the current period’s presentation.

New Accounting Pronouncements

In November 2023, the FASB issued an accounting standards update which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments require entities to disclose significant segment expenses that are regularly provided to the CODM and included within segment profit and loss, as well as the title and position of the CODM. The Company adopted this standard effective January 1, 2024, noting that it did not have a material impact on its consolidated financial statements.

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

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, the Company formed the Williamsburg Moxy Hotel Joint Venture with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of the Company’s membership interest in Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to its acquisition, Lightstone REIT III has made capital contributions to the Williamsburg Moxy Hotel Joint Venture  aggregating $6.4 million through December 31, 2024, including $0.1 million made during the year ended December 31, 2024.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

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

The Williamsburg Moxy Hotel was substantially completed and opened for business on March 7, 2023. In connection with the opening of the hotel, including its food and beverage venues, the Williamsburg Moxy Hotel Joint Venture incurred pre-opening costs of $2.3 million during the  year ended December 31, 2023. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

Casualty Loss, Net

On December 11, 2024, the Williamsburg Moxy Hotel suffered damage from a fire to one of its food and beverage venues located in an outdoor garden area. As a result of the fire, the Williamsburg Moxy Hotel Joint Venture recognized a gross casualty loss of $1.0 million, consisting of (i) the write-off of the carrying value of the damaged assets of $0.8 million plus associated remediation costs of $0.2 million. However, the Williamsburg Moxy Hotel Joint Venture maintains property, general liability and business interruption insurance coverage under which it has filed an insurance claim related to the damaged assets. While this insurance claim has not been finalized, the Williamsburg Moxy Hotel Joint Venture did receive an initial advance of $0.5 million of insurance proceeds related to the claim for the damaged assets during the first quarter of 2025, and therefore, reduced the gross casualty loss of $1.0 million by that amount resulting in the recognition of a casualty loss, net of $0.5 million during the year ended December 31, 2024.

As noted above, the Williamsburg Moxy Hotel Joint Venture is still in the process of settling this insurance claim and it currently expects to receive additional insurance recoveries associated with the damaged assets. Furthermore, the Williamsburg Moxy Hotel Joint Venture currently intends to file another insurance claim related to the interruption of the operations for this food and beverage venue. However, there can be no assurance that the Williamsburg Moxy Hotel Joint Venture will receive any additional recoveries from either of these insurance claims.

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility with a financial institution for up to $77.0 million (the “Moxy Construction Loan”) to fund certain of the development, construction and certain pre-opening costs associated with the Williamsburg Moxy Hotel. The Moxy Construction Loan, which was scheduled to initially mature on February 5, 2024, was further extended to May 4, 2024. The Moxy Construction Loan was collateralized by the Williamsburg Moxy Hotel. The Moxy Construction Loan provided for a replacement benchmark rate in connection with the phase-out of LIBOR and effective after June 30, 2023, the Moxy Construction Loan’s interest rate converted from LIBOR plus 9.00%, with a floor of 9.50%, to SOFR plus 9.11%, with a floor of 9.61%. The Moxy Construction Loan required monthly interest-only payments based on a rate of 7.50% and the excess added to the outstanding loan balance due at maturity. SOFR as of December 31, 2024 and 2023 was 4.53% and 5.35%, respectively.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

As of December 31, 2023, the outstanding principal balance of the Moxy Construction Loan was $83.8 million (including $6.9 million of excess interest added to principal) which was presented, net of deferred financing fees of $148,665, on the consolidated balance sheets and was classified as mortgages payable, net.

During 2023 (specifically for the period from January 1, 2023 through March 7, 2023) $2.0 million of interest attributable to the Moxy Construction Loan was capitalized to the carrying value of the Williamsburg Moxy Hotel while it was under construction.

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

The Moxy Mortgage Loans bear interest at SOFR plus 5.10%, subject to an 8.75% floor (9.63% as of December 31, 2024). The Moxy Mortgage Loans initially mature on April 19, 2027, but may be further extended through the exercise of two six-month extension options, subject to the satisfaction of certain conditions. The Moxy Mortgage Loans require monthly interest-only payments with their outstanding principal due in full at maturity and are collateralized by the Williamsburg Moxy Hotel, however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. The Williamsburg Moxy Hotel Joint Venture used $85.8 million of the aggregate proceeds from the Moxy Mortgage Loans in connection with the payoff of the Moxy Construction Loan consisting of the outstanding indebtedness (principal and interest) of $86.0 million and the aforementioned accrued loan exit fees of $0.8 million, net of restricted escrows of $1.0 million.

As of December 31, 2024, the outstanding principal balance of the Moxy Mortgage Loans was $95.0 million which is presented net of deferred financing fees of $2.6 million on the consolidated balance sheet and is classified as mortgages payable, net.

In connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture has provided certain interest and carry costs guarantees. Furthermore, in connection with the Moxy Mortgage Loans, $3.2 million of the initial proceeds advanced at closing were used to fund reserves for interest, real estate taxes and insurance. Additionally, in connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture paid an aggregate of $2.8 million of loan fees and expenses and accrued $0.5 million of loan exit fees which are included in accounts payable, accrued expenses, and other liabilities on the consolidated balance sheet as of December 31, 2024.

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

The Company’s ownership interest in the 40 East End Ave. Joint Venture is a non-managing interest. Because the Company exerts significant influence over but does not control the 40 East End Ave. Joint Venture, it accounts for its ownership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting. All contributions to and distributions of earnings from the 40 East End Ave. Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the 40 East End Ave. Joint Venture are made to the members pursuant to the terms of its operating agreement. The Company commenced recording its allocated portion of earnings, cash contributions and cash distributions from the 40 East End Ave. Joint Venture beginning as of March 31, 2017.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through December 31, 2024, 26 of the 29 units have been sold and the 40 East End Ave. Joint Venture owns the remaining three unsold units, which are referred to as the 40 East End Project.

During the year ended December 31, 2024, the Company received distributions from the 40 East End Ave. Joint Venture of $1.2 million and made contributions of $0.2 million to the 40 East End Ave. Joint Venture. During the year ended December 31, 2023, the Company received distributions from the 40 East End Ave. Joint Venture of $3.0 million and made contributions of $0.4 million to the 40 East End Ave. Joint Venture.

The 40 East End Ave. Joint Venture Financial Information

The following table represents the condensed statements of operations for the 40 East End Ave. Joint Venture:

(amounts in thousands)	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Revenues	$4,327	$17,516

Cost of goods sold	4,070	18,036
Other expenses	1,454	1,280
Operating loss	(1,197)	(1,800)

Interest expense and other income, net	36	(214)
Net loss	$(1,161)	$(2,014)
Company’s share of net loss (33.3%)	$(387)	$(671)

The following table represents the condensed balance sheets for the 40 East End Ave. Joint Venture:

	As of	As of
(amounts in thousands)	December 31, 2024	December 31, 2023
Real estate inventory	$23,803	$27,873
Cash and restricted cash	172	338
Other assets	1,114	1,137
Total assets	$25,089	$29,348

Other liabilities	$49	$171
Members’ capital	25,040	29,177
Total liabilities and members’ capital	$25,089	$29,348

5. Stockholders’ Equity

Preferred Stock

The Company’s charter authorizes the Company’s Board of Directors to designate and issue one or more classes or series of preferred stock without approval of the holders of Common Shares. On February 11, 2015, the Company amended and restated its charter to authorize the issuance of 50,000,000 shares of preferred stock. Prior to the issuance of shares of each class or series, the Board of Directors will be required by Maryland law and by the charter to set, subject to the charter restrictions on ownership and transfer of stock, the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of each class or series of preferred stock so issued, which may be more beneficial than the rights, preferences and privileges attributable to Common Shares. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. As of December 31, 2024, the Company had not issued any shares of preferred stock.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

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

Future distributions, if any, declared will be at the discretion of the Board of Directors based on their analysis of the Company’s performance over the previous periods and expectations of performance for future periods. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, operating and interest expenses, the Company’s ability to refinance maturing debt, as well as the Internal Revenue Service’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. The Company cannot assure that any future distributions will be made or that it will maintain any particular level of distributions that it has previously established or may establish.

SRP

The Company’s share repurchase program, as amended from time to time (the “SRP”) by the Board of Directors, may provide its stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to the Company, subject to various restrictions.

The Company’s SRP currently provides for redemption requests to be submitted in connection with either a stockholder’s death or hardship and the price for all such purchases has been set at our estimated net asset value per Common Share (“NAV per Share”) as of the date of actual redemption. The Company’s estimated NAV per Share is determined by the Board of Directors and reported by it from time to time. Requests for redemptions in connection with a stockholder’s death must be submitted and received by the Company within one year of the stockholder’s date of death to be eligible for consideration.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Additionally, the Board of Directors has established that on an annual basis the Company will not redeem in excess of 0.5% of the number of Common Shares outstanding as of the end of the preceding year for either death redemptions or hardship redemptions. Additionally, eligible redemption requests are generally expected to be processed on a quarterly basis and will be subject to proration if either type of redemption requests exceeds the annual limitations established by the Board of Directors. Furthermore, the Board of Directors may, at their sole discretion, amend or suspend the SRP at any time without any notice to stockholders.

For the year ended December 31, 2024, the Company repurchased 84,614 Common Shares at a weighted average price per share of $9.61. For the year ended December 31, 2023, the Company repurchased 91,999 Common Shares at a weighted average price per share of $9.49.

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

For the Years Ended December 31, 2024 and 2023

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

For the Years Ended December 31, 2024 and 2023

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

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table represents the fees incurred associated with the services provided by our Advisor for the periods indicated:

	For the Years Ended December 31,
	2024	2023
Development fees and cost reimbursement(1)	$-	$573,223
Asset management fees (general and administrative costs)	971,866	763,229
Total	$971,866	$1,336,452

(1)	Development fees and the reimbursement of development-related costs that the Williamsburg Moxy Hotel Joint Venture paid to the Advisor and its affiliates are capitalized and are included in the carrying value of the Williamsburg Moxy Hotel.

As of December 31, 2024 and 2023, the Company owed the Advisor and its affiliated entities $788,560 and $463,876, respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

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

Due to the termination of the Offering on March 31, 2017, the Sponsor is no longer obligated to make any additional principal advances to the Company. However, interest will continue to accrue on the outstanding principal advances and the repayment, if any, of the principal advances and related accrued interest will be made according to the terms of the Subordinated Loan Agreement as discussed above.

As of December 31, 2024 and 2023, the aggregate outstanding principal advances and related accrued interest were $14.2 million and $14.0 million, respectively, which are classified as Subordinated advances – related party on the consolidated balance sheets. The Company accrued $186,954 of interest expense on the outstanding principal advances during both the years ended December 31, 2024 and 2023.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

7. Commitments and Contingencies

Hotel Franchise Agreement

The Williamsburg Moxy Hotel operates pursuant to a 30-year franchise agreement (the “Hotel Franchise Agreement”) with Marriott. The Hotel Franchise Agreement provides for the Williamsburg Moxy Hotel Joint Venture to pay franchise fees and marketing fund charges equal to certain prescribed percentages of gross room sales, as defined. Additionally, pursuant to the terms of the Hotel Franchise Agreement, the Williamsburg Moxy Hotel Joint Venture received $3.0 million of key money (the “Key Money”) from Marriott during the first quarter of 2023. The Key Money is being amortized as a reduction to franchise fees over the term of the Hotel Franchise Agreement. As of December 31, 2024 and 2023, the remaining unamortized balance of the Key Money was $2.8 million and $2.9 million, respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet. Pursuant to the terms of the Hotel Franchise Agreement, the Williamsburg Moxy Hotel Joint Venture may be obligated to return the unamortized portion of the Key Money back to Marriott upon the occurrence of certain events, as specified in the Hotel Franchise Agreement. The franchise fees and marketing fund charges are recorded as a component of hotel operating expenses in the consolidated statements of operations.

Hotel Management Agreements

With respect to the Williamsburg Moxy Hotel, the Williamsburg Moxy Hotel Joint Venture has entered into a hotel management agreement, food and beverage operations management agreement and an asset management agreement (collectively, the “Hotel Management Agreements”) with various unrelated third-party management companies pursuant to which they provide oversight and management over the operation of the Williamsburg Moxy Hotel and its food and beverage venues and receive payment of certain prescribed management fees, generally based on a percentage of revenues and certain incentives for exceeding targeted earnings thresholds. The management fees are recorded as a component of hotel operating expenses on the consolidated statements of operations. The Hotel Management Agreements have initial terms ranging from 5 to 20 years.

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

PART II. CONTINUED:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2024 , we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended(the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2024 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2025 concerning each of our directors serving in such capacity:

Name	Age	Principal Occupation and Positions Held	Year Term of Office Will Expire	Served as a Director Since
David Lichtenstein	64	Chief Executive Officer and Chairman of the Board of Directors	2025	2015
Steven Spinola	76	Director	2025	2015
Michael J. Demarco	65	Director	2025	2021

David Lichtenstein is our Chief Executive Officer and Chairman of our Board of Directors. Mr. Lichtenstein founded both American Shelter Corporation and The Lightstone Group. From 1988 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of The Lightstone Group, directing all aspects of the acquisition, financing and management of a diverse portfolio of multifamily, lodging, retail and industrial properties located in 20 states and Puerto Rico. From June 2004 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Officer of Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”) and Chief Executive Officer of Lightstone Value Plus REIT LLC, its advisor. From April 2008 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Offer of Lightstone Value Plus REIT II, Inc. (“Lightstone REIT II”) and Lightstone Value Plus REIT II LLC, its advisor. From September 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone REIT III, and as Chief Executive Officer of Lightstone Value Plus REIT III LLC, its advisor. From October 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Enterprises Limited (“Lightstone Enterprises”). On December 19, 2023, Mr. Lichtenstein was appointed to the Board of Directors of Lightstone Value Plus REIT V, Inc. (“Lightstone V”) and is Chairman and Chief Executive Officer of its advisor. Mr. Lichtenstein previously served as Chairman of the Board of Directors of Lightstone V from September 28, 2017 through August 30, 2021, when he was appointed Chairman Emeritus. From July 2015 to the present, Mr. Lichtenstein has served as a member of the Board of Directors of the New York City Economic Development Corporation. Mr. Lichtenstein is also a member of the International Council of Shopping Centers and the National Association of Real Estate Investment Trusts, Inc., an industry trade group, as well as a member of the Board of Directors of Touro College and New York Medical College. Mr. Lichtenstein has been selected to serve as a director due to his experience and networking relationships in the real estate industry, along with his experience in acquiring and financing real estate properties.

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

Executive Officers:

The following table presents certain information as of March 15, 2025 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held
David Lichtenstein	64	Chief Executive Officer and Chairman of the Board of Directors
Mitchell Hochberg	72	President and Chief Operating Officer
Joseph Teichman	51	General Counsel and Secretary
Seth Molod	61	Chief Financial Officer and Treasurer

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the SEC. Officers, directors and greater than 10% beneficial owners are required by SEC of our common stock complied with these filing requirements in 2024.

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

Compensation of Executive Officers

Our officers will not receive any cash compensation from us for their services as our officers. Additionally, our officers are officers of one or more of our related parties and are compensated by those entities (including our sponsor), in part, for their services rendered to us. From our inception through December 31, 2024 , the Company has not compensated the officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 15, 2025 concerning each of our directors and executive officers serving in such capacities:

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

We have no employees. We are dependent on the Advisor and certain affiliates of the Sponsor to perform a full range of services that are essential to us, including asset management, property management (excluding our hospitality property, which is managed by unrelated third-party property managers) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology and investor relations services. If the Advisor and certain affiliates of the Sponsor are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from other parties.

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

As of December 31, 2024 and 2023, we owed the Advisor and its affiliated entities $788,560 and $463,876, respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

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

The following table represents the fees incurred associated with the services provided by our Advisor for the periods indicated:

	For the Years Ended December 31,
	2024	2023
Development fees and cost reimbursement(1)	$-	$573,223
Asset management fees (general and administrative costs)	971,866	763,229
Total	$971,866	$1,336,452

(1)	Development fees and the reimbursement of development-related costs that we paid to the Advisor and its affiliates were capitalized and are included in the carrying value of the Williamsburg Moxy Hotel.

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

Due to the termination of the Offering on March 31, 2017, the Sponsor is no longer obligated to make any additional principal advances to us. However, interest will continue to accrue on the outstanding principal advances and the repayment, if any, of the principal advances and related accrued interest will be made according to the terms of the Subordinated Loan Agreement discussed above.

As of December 31, 2024 and 2023,  the aggregate outstanding principal advances and related accrued interest were $14.2 million and $14.0 million, respectively, which are classified as Subordinated advances - related party on our consolidated balance sheet.

We accrued $186,954 of interest expense on the principal advances during both the years ended December 31, 2024 and 2023, respectively.

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

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, we formed the Williamsburg Moxy Hotel Joint Venture with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of our membership interest in Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to its acquisition, Lightstone REIT III has made capital contributions to the Williamsburg Moxy Hotel Joint Venture  aggregating $6.4 million through December 31, 2024, including $0.1 million made during the year ended December 31, 2024.

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

The Williamsburg Moxy Hotel was substantially completed and opened for business on March 7, 2023. In connection with the opening of the hotel, including its food and beverage venues, the Williamsburg Moxy Hotel Joint Venture incurred pre-opening costs of $2.3 million during the  year ended December 31, 2023. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

Casualty Loss, Net

On December 11, 2024, the Williamsburg Moxy Hotel suffered damage from a fire to one of its food and beverage venues located in an outdoor garden area. As a result of the fire, the Williamsburg Moxy Hotel Joint Venture recognized a gross casualty loss of $1.0 million, consisting of (i) the write-off of the carrying value of the damaged assets of $0.8 million plus associated remediation costs of $0.2 million. However, the Williamsburg Moxy Hotel Joint Venture maintains property, general liability and business interruption insurance coverage under which it has filed an insurance claim related to the damaged assets. While this insurance claim has not been finalized, the Williamsburg Moxy Hotel Joint Venture did receive an initial advance of $0.5 million of insurance proceeds related to the claim for the damaged assets during the first quarter of 2025, and therefore, reduced the gross casualty loss of $1.0 million by that amount resulting in the recognition of a casualty loss, net of $0.5 million during the year ended December 31, 2024.

As noted above, the Williamsburg Moxy Hotel Joint Venture is still in the process of settling this insurance claim and it currently expects to receive additional insurance recoveries associated with the damaged assets. Furthermore, the Williamsburg Moxy Hotel Joint Venture currently intends to file another insurance claim related to the interruption of the operations for this food and beverage venue. However, there can be no assurance that the Williamsburg Moxy Hotel Joint Venture will receive any additional recoveries from either of these insurance claims.

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

During 2023 (specifically for the period from January 1, 2023 through March 7, 2023) $2.0 million of interest attributable to the Moxy Construction Loan was capitalized to the carrying value of the Williamsburg Moxy Hotel while it was under construction.

As of December 31, 2023, the outstanding principal balance of the Moxy Construction Loan was $83.8 million (including $6.9 million of excess interest added to principal) which was presented, net of deferred financing fees of $0.1 million on the consolidated balance sheets and was classified as mortgages payable, net.

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

The Moxy Mortgage Loans bear interest at SOFR plus 5.10%, subject to an 8.75% floor. SOFR as of December 31, 2024 was 4.53%. The Moxy Mortgage Loans initially mature on April 19, 2027, but may be further extended through the exercise of two six-month extension options, subject to the satisfaction of certain conditions. The Moxy Mortgage Loans require monthly interest-only payments with their outstanding principal due in full at maturity and are collateralized by the Williamsburg Moxy Hotel, however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. The Williamsburg Moxy Hotel Joint Venture used $85.8 million of the aggregate proceeds from the Moxy Mortgage Loans in connection with the payoff of the Moxy Construction Loan consisting of the outstanding indebtedness (principal and interest) of $86.0 million and the aforementioned loan exit fees of $0.8 million, net of restricted escrows of $1.0 million.

As of December 31, 2024, the outstanding principal balance of the Moxy Mortgage Loans was $95.0 million which is presented net of deferred financing fees of $2.6 million on the consolidated balance sheet and is classified as mortgages payable, net.

In connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture has provided certain interest and carry costs guarantees. Furthermore, in connection with the Moxy Mortgage Loans, $3.2 million of the initial proceeds advanced at closing were used to fund reserves for interest, real estate taxes and insurance. Additionally, in connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture paid an aggregate of $2.8 million of loan fees and expenses and accrued $0.5 million of loan exit fees which are included in other liabilities on the consolidated balance sheet as of December 31, 2024.

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

Our ownership interest in the 40 East End Ave. Joint Venture is a non-managing interest. Because we exert significant influence over but do not control the 40 East End Ave. Joint Venture, we account for our ownership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting. All contributions to and distributions of earnings from the 40 East End Ave. Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the 40 East End Ave. Joint Venture are made to the members pursuant to the terms of its operating agreement. We commenced recording our allocated portion of earnings, cash contributions and cash distributions from the 40 East End Ave. Joint Venture beginning as of March 31, 2017.

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through December 31, 2024, 26 of the 29 units have been sold and the 40 East End Ave. Joint Venture owns the remaining three unsold units, which are referred to as the 40 East End Avenue Project.

During the year ended December 31, 2024, we received distributions from the 40 East End Ave. Joint Venture of $1.2 million and made contributions of $0.2 million to the 40 East End Ave. Joint Venture. During the year ended December 31, 2023, we received distributions from the 40 East End Ave. Joint Venture of $3.0 million and made contributions of $0.4 million to the 40 East End Ave. Joint Venture.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

Our independent public accounting firm is EisnerAmper, LLP, Iselin, New Jersey, Auditor Firm ID 274.

Audit and Non-Audit Fees

The following table presents the aggregate fees billed to us for the years presented by our principal accounting firm:

	Year ended December 31, 2024	Year ended December 31, 2023
Audit Fees (a)	$156,000	$160,000
Tax Fees (b)	56,805	30,555

Total Fees	$212,805	$190,555

(a)	Fees for audit services consisted of the audit of the Company’s annual financial statements and interim reviews, including services normally provided in connection with statutory and regulatory filings and including registration statements and consents.
(b)	Fees for tax services.

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus REIT IV Inc.:

We have reviewed and discussed with management Lightstone Value Plus REIT IV Inc.’s audited financial statements as of and for the year ended December 31, 2024.

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

Based on the reviews and discussions referred to above, we recommend to the board of directors that the financial statements referred to above be included in Lightstone Value Plus REIT IV Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024.

Audit Committee

Steven Spinola

Michael J. DeMarco

INDEPENDENT DIRECTORS’ REPORT

To the Stockholders of Lightstone Value Plus REIT IV Inc.:

We have reviewed the Company’s policies and determined that they are in the best interest of the Company’s stockholders. Set forth below is a discussion of the basis for that determination.

General

The Company’s strategy is to originate, acquire and manage a diverse portfolio of real estate and/or real estate related investments located primary in the U.S. Both of the Company’s current real estate investments are between it and related parties and are located in New York City. The Company has generally sought to create a portfolio of investments that either generate or are expected to generate attractive cash flow for distributions. However, the Company has and still may target capital appreciation from its real estate investments.

The Company has not established any limitations on the percentage of its portfolio that may be comprised of various categories of assets which present differing levels of risk. The allocation of the Company’s assets under management is dependent, in part, upon the then-current commercial real estate market, the investment opportunities it presents and available financing, if any as well as other micro and macro market conditions.

The Company has and currently expect to continue to seek opportunities to invest in real estate and real estate-related investments. The Company’s real estate investments may include operating properties and development projects and its real estate-related investments may include mezzanine loans, mortgage loans, bridge loans and preferred equity interests, with a focus on development-related investments, including those intended to finance development or redevelopment opportunities. The Company may also invest in debt and derivative securities related to real estate assets. A portion of the Company’s investments may be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly owned by its Sponsor, its affiliates or other real estate investment programs sponsored by them. Although the Company expects that most of its investments will be of these various types, it may make other investments. In fact, it may invest in whatever types of investments that it believes are in its best interests.

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

Steven Spinola

Michael J. DeMarco

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

LIGHTSTONE VALUE PLUS REIT IV INC.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2024

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, as part of this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT NO.	DESCRIPTION
1.1(2)	Amended and Restated Dealer Manager Agreement by and between Lightstone Value Plus REIT IV Inc. and Orchard Securities, LLC
1.2(4)	Form of Soliciting Dealer Agreement
3.1(6)	Second Articles of Amendment and Restatement of Lightstone Value Plus REIT IV Inc.
3.2(6)	Amended and Restated Bylaws of Lightstone Value Plus REIT IV Inc.
4.1(1)	Distribution Reinvestment Program, included as Appendix C to prospectus
4.2(5)	Description of Registrant’s Securities
5.1(1)	Opinion of Venable LLP re legality
10.1(3)	Advisory Agreement, dated as of March 4, 2015, by and between Lightstone Value Plus REIT IV Inc. and Lightstone Real Estate Income LLC
21*	Subsidiaries of the Registrant.
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	0Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Inline XBRL (Inline eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus REIT IV Inc. on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 26, 2025, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	As filed herewith

(1)	Previously filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (Reg. No. 333-200464) filed with the SEC on February 12, 2015.
(2)	Previously filed as an exhibit to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on January 12, 2017.
(3)	Previously filed as an exhibit to the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 15, 2016.
(4)	Previously filed as an exhibit to the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 28, 2017.
(5)	Previously filed as an exhibit to the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 19, 2021.
(6)	Previously filed as an exhibit to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on December 21, 2021.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT IV INC.

Date: March 26, 2025	By:	/s/ David Lichtenstein
David Lichtenstein
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board of Directors	March 26, 2025
David Lichtenstein	(Principal Executive Officer)

/s/ Seth Molod	Chief Financial Officer and Treasurer	March 26, 2025
Seth Molod	(Principal Financial Officer and Principal Accounting Officer)

/s/ Steven Spinola	Director	March 26, 2025
Steven Spinola

/s/ Michael J. DeMarco	Director	March 26, 2025
Michael J. DeMarco