Form 10-Q
period 2025-03-31
Lightstone Value Plus REIT IV, Inc.
filed 2025-05-13
CIK 1619312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 7, 2025, there were 8.2 million outstanding shares of common stock of Lightstone Value Plus REIT IV, Inc.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Index

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data and where indicated in millions)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets

Investment property:
Land and improvements	$35,845	$35,845
Building and improvements	82,720	82,710
Furniture and fixtures	10,476	10,413
Construction in progress	430	-
Gross investment property	129,471	128,968
Less accumulated depreciation	(7,530)	(6,598)
Net investment property	121,941	122,370
Investment in unconsolidated affiliated real estate entity	8,266	8,358
Cash and cash equivalents	5,173	8,120
Restricted cash	4,617	4,336
Accounts receivable and other assets	1,363	1,813
Total Assets	$141,360	$144,997

Liabilities and Stockholders’ Equity

Mortgages payable, net	$92,693	$92,416
Accounts payable, accrued expenses and other liabilities	7,515	7,560
Subordinated advances - related party	14,246	14,200
Total Liabilities	114,454	114,176

Commitments and Contingencies

Stockholders’ Equity:
Company’s Stockholders’ Equity:
Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 8.2 million shares issued and outstanding	82	82
Additional paid-in-capital	68,600	68,796
Accumulated deficit	(49,883)	(46,943)
Total Company’s Stockholders’ Equity	18,799	21,935
Noncontrolling interests	8,107	8,886
Total Stockholders’ Equity	26,906	30,821
Total Liabilities and Stockholders’ Equity	$141,360	$144,997

The accompanying notes are an integral part of these consolidated financial statements.

Index

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2025	2024
Hotel revenues:	$5,086	$4,559

Expenses:
Hotel operating expenses	4,610	4,633
Real estate taxes	54	29
General and administrative costs	507	462
Depreciation and amortization	932	907
Casualty loss, net	67	-
Total expenses	6,170	6,031

Interest income	52	33
Interest expense	(2,561)	(3,351)
Loss from investment in unconsolidated affiliated real estate entity	(92)	(109)
Other expense, net	(34)	(18)
Net loss	(3,719)	(4,917)
Less: net loss attributable to noncontrolling interests	779	1,090
Net loss attributable to Company’s common shares	$(2,940)	$(3,827)

Basic and diluted net loss per Company’s common share:
Net loss per Company’s common shares, basic and diluted	$(0.36)	$(0.46)

Weighted average number of common shares outstanding, basic and diluted	8,207	8,290

The accompanying notes are an integral part of these consolidated financial statements.

Index

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(unaudited)

			Additional
	Common		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity
BALANCE, December 31, 2023	8,306	$83	$69,608	$(38,922)	$10,691	$41,460

Net loss	-	-	-	(3,827)	(1,090)	(4,917)
Contributions of noncontrolling interests	-	-	-	-	123	123
Redemption and cancellation of common stock	(22)	-	(225)	-	-	(225)

BALANCE, March 31, 2024	8,284	$83	$69,383	$(42,749)	$9,724	$36,441

			Additional
	Common		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity
BALANCE, December 31, 2024	8,222	$82	$68,796	$(46,943)	$8,886	$30,821

Net loss	-	-	-	(2,940)	(779)	(3,719)
Redemption and cancellation of common stock	(21)	-	(196)	-	-	(196)

BALANCE, March 31, 2025	8,201	$82	$68,600	$(49,883)	$8,107	$26,906

The accompanying notes are an integral part of these consolidated financial statements.

Index

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,719)	$(4,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from investment in unconsolidated affiliated real estate entity	92	109
Depreciation and amortization	932	907
Amortization of deferred financing costs	277	227
Non-cash interest expense	-	1,480
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable and other assets	(13)	46
Decrease in accounts payable, accrued expenses and other liabilities	(46)	(56)
Increase in accrued interest on subordinated advances - related party	46	46
Net cash used in operating activities	(2,431)	(2,158)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(502)	(351)
Proceeds from property insurance claim	463	-
Net cash used in investing activities	(39)	(351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	-	95
Payment of loan fees and expenses	-	(116)
Contributions of noncontrolling interests	-	123
Redemption and cancellation of common stock	(196)	(225)
Net cash used in financing activities	(196)	(123)

Change in cash, cash equivalents and restricted cash	(2,666)	(2,632)
Cash, cash equivalents and restricted cash, beginning of year	12,456	7,732

Cash, cash equivalents and restricted cash, end of period	$9,790	$5,100

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,598	$1,599

The following is a summary of the Company’s cash, cash equivalents and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$5,173	$4,095
Restricted cash	4,617	1,005
Total cash, cash equivalents and restricted cash	$9,790	$5,100

The accompanying notes are an integral part of these consolidated financial statements.

Index

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

The Company has one operating segment. As of March 31, 2025, the Company majority owned and consolidated the operating results of Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), a joint venture in which it has a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). The Company accounts for its unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

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

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through March 31, 2025, 26 of the 29 units in the condominium project have been sold and the 40 East End Ave. Joint Venture owns the remaining three unsold units which are referred to as the 40 East End Project. Various affiliated entities majority-owned and/or controlled by David Lichtenstein, who majority owns and controls the Sponsor, own the other approximate 66.7% membership in the 40 East End Ave. Joint Venture.

The Company’s advisor is Lightstone Real Estate Income LLC, a Delaware Limited Liability Company (the “Advisor”). Both the Advisor and the Sponsor are majority owned by David Lichtenstein. On September 12, 2014, the Advisor contributed $200 for 20,000 shares of common stock (“Common Shares”), at $10.00 per share of Lightstone REIT IV. Mr. Lichtenstein also owns 22,222 Common Shares which were issued on June 15, 2015 for $2.0 million, or $9.00 per share. Subject to the oversight of the Company’s board of directors (the “Board of Directors”) and pursuant to the terms of an advisory agreement, the Advisor has the primary responsibility for making investment decisions on behalf of the Company and managing its day-to-day operations. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT IV.

Index

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(unaudited)

The Company has no employees. The Company is dependent on the Advisor and certain affiliates of its Sponsor for performing a full range of services that are essential to it, including asset management, property management (excluding its hospitality property, which is managed by unrelated third-party property managers) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology and investor relations services. If the Advisor and certain affiliates of the Sponsor are unable to provide these services to the Company, it would be required to provide the services itself or obtain the services from other parties.

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

Related Parties

The Sponsor, Advisor and their affiliates are related parties of the Company as well as other public REITs also sponsored and/or advised by these entities. Pursuant to the terms of various agreements, certain of these entities are entitled to compensation and reimbursement of costs incurred for services related to the investment, development, management and disposition of the Company’s assets. The compensation is generally based on the cost of acquired properties/investments and the annual revenue earned from such properties/investments, and other such fees and expense reimbursements as outlined in each of the respective agreements. See Note 6 for additional information

Noncontrolling Interests in Consolidated Subsidiaries

Noncontrolling interests in consolidated subsidiaries represents Lightstone REIT III’s 25% share of the equity in the Williamsburg Moxy Hotel Joint Venture. Income and losses attributable to the Williamsburg Moxy Hotel Joint Venture are allocated to the noncontrolling interest holder based on its ownership percentage. See Note 3 for additional information.

Current Environment

The Company’s operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, the Company’s business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws, ordinances and regulations, outbreaks of contagious diseases, cybercrime, technological advances and challenges, such as the use and impact of artificial intelligence and machine learning, loss of key relationships, inflation, tariffs and recession.

The Company’s overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, tariffs, higher interest rates, labor and supply chain challenges and other changes in economic conditions could adversely affect the Company’s future results from operations and its financial condition.

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

The consolidated balance sheet as of December 31, 2024 included herein has been derived from the consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The unaudited statements of operations for interim periods are not necessarily indicative of results for the full year or any other period.

Index

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

The Company’s income tax benefits and expense are included in other income/(expense), net on its consolidated statements of operations. During the three months ended March 31, 2025 and 2024, the Company recorded income tax expense of $35 and $16, respectively.

As of March 31, 2025 and December 31, 2024, the Company had no material uncertain income tax positions.

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

Revenues

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months ended March 31, 2025	For the Three Months ended March 31, 2024
Hotel revenues
Room revenue	$3,084	$2,906
Food, beverage and other revenue	2,002	1,653
Total hotel revenues	$5,086	$4,559

Index

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(unaudited)

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and other assets, and accounts payable, accrued expenses and other liabilities approximate their fair values because of the short maturity of these instruments.

The estimated fair value our mortgages payable approximated its carrying value because of the floating interest rate.

Concentration of Risk

As of March 31, 2025 and December 31, 2024, the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk with respect to its cash and cash equivalents or restricted cash.

Segment Disclosure

The Company’s operations are reported within one reportable segment and constitutes all of the consolidated entities which are reported in the consolidated financial statements. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM assesses entity-wide operating results and performance and decides how to allocate resources based on consolidated net income/loss which is reported on the consolidated statements of operations. Additionally, the measure of segment assets is reported on the consolidated balance sheets as total assets. The revenue, costs and expenses, and net income/loss for the reportable segment are the same as those presented on the consolidated statements of operations. Significant expense categories, including hotel operating expenses, general and administrative costs, depreciation and amortization and interest expense are included on the Company’s consolidated statements of operations.

New Accounting Pronouncements

In December 2023, the FASB issued an accounting standards update which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The Company adopted this standard effective January 1, 2025, noting that it did not have a material impact on its consolidated financial statements.

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

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, the Company formed the Williamsburg Moxy Hotel Joint Venture with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of the Company’s membership interest in Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to its acquisition, Lightstone REIT III has made capital contributions to the Williamsburg Moxy Hotel Joint Venture aggregating $6.4 million through March 31, 2025, including $0.1 million made during the three months ended March 31, 2024.

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

Index

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(unaudited)

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

During the first quarter of 2025, the Williamsburg Moxy Hotel Joint Venture incurred additional remediation costs of $0.1 million resulting in the recognition of a casualty loss, net of $0.1 million during the three months ended March 31, 2025.

As noted above, the Williamsburg Moxy Hotel Joint Venture is still in the process of settling this insurance claim and it currently expects to receive additional insurance recoveries associated with the damaged assets. Additionally, the Williamsburg Moxy Hotel Joint Venture filed another insurance claim related to the interruption of the operations for this food and beverage venue. However, there can be no assurance that the Williamsburg Moxy Hotel Joint Venture will receive any additional recoveries from either of these insurance claims.

Moxy Mortgage Loans

On April 19, 2024, the Williamsburg Moxy Joint Venture entered into an $86.0 million senior mortgage loan facility (the “Moxy Senior Loan”) and a $9.0 million junior mortgage loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Mortgage Loans”) with unrelated third parties.

The Moxy Mortgage Loans bear interest at SOFR plus 5.10%, subject to an 8.75% floor. The Moxy Mortgage Loans initially mature on April 19, 2027, but may be further extended through the exercise of two six-month extension options, subject to the satisfaction of certain conditions. The Moxy Mortgage Loans require monthly interest-only payments with their outstanding principal due in full at maturity and are collateralized by the Williamsburg Moxy Hotel, however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. The Williamsburg Moxy Hotel Joint Venture used $85.8 million of the aggregate proceeds from the Moxy Mortgage Loans in connection with the payoff of a construction loan used for the development of the Williamsburg Moxy Hotel consisting of the outstanding indebtedness (principal and interest) of $86.0 million and loan exit fees of $0.8 million, net of restricted escrows of $1.0 million. SOFR as of March 31, 2025 and December 31, 2024 was 4.33% and 4.53%, respectively.

As of both March 31, 2025 and December 31, 2024, the outstanding principal balance of the Moxy Mortgage Loans was $95.0 million, which is presented net of deferred financing fees of $2.3 million and $2.6 million, respectively, on the consolidated balance sheets and is classified as mortgages payable, net.

In connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture has provided certain interest and carry costs guarantees. Furthermore, in connection with the Moxy Mortgage Loans, $3.2 million of the initial proceeds advanced at closing were used to fund reserves for interest, real estate taxes and insurance. Additionally, in connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture paid an aggregate of $2.8 million of loan fees and expenses and accrued $0.5 million of loan exit fees which are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of March 31, 2025 and December 31, 2024.

The Moxy Mortgage Loans require the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum debt service coverage ratio (“DSCR”), which if not met, beginning on October 1, 2025, may also be achieved through principal paydowns on the outstanding balance in an amount sufficient to meet the prescribed DSCR.

Index

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

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through March 31, 2025, 26 of the 29 units have been sold and the 40 East End Ave. Joint Venture owns the remaining three unsold units, which are referred to as the 40 East End Project.

The 40 East End Ave. Joint Venture Financial Information

The following table represents the condensed income statements for the 40 East End Ave. Joint Venture for the periods indicated:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Revenues	$-	$-

Cost of goods sold	-	-
Other expenses	283	335
Operating loss	(283)	(335)

Interest income	6	9
Net loss	$(277)	$(326)
Company’s share of net loss (33.3%)	$(92)	$(109)

The following table represents the condensed balance sheets for the 40 East End Ave. Joint Venture as of the dates indicated:

	As of	As of
	March 31, 2025	December 31, 2024
Real estate inventory	$23,803	$23,803
Cash and restricted cash	233	172
Other assets	763	1,114
Total assets	$24,799	$25,089

Other liabilities	$36	$49
Members’ capital	24,763	25,040
Total liabilities and members’ capital	$24,799	$25,089

Index

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

For the three months ended March 31, 2025, the Company repurchased 20,716 Common Shares at a weighted average price per share of $9.47. For the three months ended March 31, 2024, the Company repurchased 22,466 Common Shares at a weighted average price per share of $10.00.

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

The following table represents the fees incurred associated with the services provided by the Company’s Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
Asset management fees (general and administrative costs)	$242	$243

Index

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(unaudited)

As of March 31, 2025 and December 31, 2024, the Company owed the Advisor and its affiliated entities $1.1 million and $0.8 million respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

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

As of both March 31, 2025 and December 31, 2024, the aggregate outstanding principal advances and related accrued interest was $14.2 million, which is classified as Subordinated advances – related party on the consolidated balance sheets. The Company accrued $46 of interest expense on the outstanding principal advances during both the three months ended March 31, 2025 and 2024.

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

As of both March 31, 2025 and December 31, 2024, the remaining unamortized balance of the Key Money was $2.8 million, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. Pursuant to the terms of the Hotel Franchise Agreement, the Williamsburg Moxy Hotel Joint Venture may be obligated to return the unamortized portion of the Key Money back to Marriott upon the occurrence of certain events, as specified in the Hotel Franchise Agreement. The franchise fees and marketing fund charges are recorded as a component of hotel operating expenses in the consolidated statements of operations.

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

Index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Lightstone Value Plus REIT IV, Inc. and Subsidiaries and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Lightstone Value Plus REIT IV, Inc., a Maryland corporation, and its subsidiaries. Dollar amounts are presented in thousands, except per share data, revenue per available room (“RevPAR”), average daily rate (“ADR”), annualized revenue per square foot and where indicated in millions.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors described below:

●	market and economic challenges experienced by the United States (“U.S.”) and global economies or real estate industry as a whole and the local economic conditions in the markets in which our investments are located. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; such as inflation, tariffs, recession, political upheaval or uncertainty, terrorism and acts of war, natural and man-made disasters, cybercrime, and outbreaks of contagious diseases;
●	the availability of cash flow from operating activities for distributions, if required to maintain our status as a real estate investment trust (“REIT”);
●	conflicts of interest arising out of our relationships with our advisor and its affiliates;
●	our ability to retain our executive officers and other key individuals who provide advisory, property management and property management oversight services to us;
●	our level of debt and the terms and limitations imposed on us by our debt agreements;
●	the availability of credit generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;
●	our ability to make accretive investments;
●	our ability to diversify our portfolio of assets;
●	our ability to sell our assets at a price and on a timeline consistent with our investment objectives;
●	impairment charges;
●	unfavorable changes in laws, regulations or ordinances impacting our business, our assets or our key relationships; and
●	factors that could affect our ability to qualify as a REIT.

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

Index

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

We currently have one operating segment. As of March 31, 2025, we majority owned and consolidated the operating results of Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), a joint venture in which we have a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

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

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through March 31, 2025, 26 of the 29 condominium units have been sold and the 40 East End Ave. Joint Venture owns the remaining three unsold units which are referred to as the 40 East End Avenue Project. Various affiliated entities majority-owned and/or controlled by David Lichtenstein, who majority owns and controls the Sponsor, own the other approximate 66.7% membership in the 40 East End Ave. Joint Venture.

Our advisor is Lightstone Real Estate Income LLC, a Delaware limited liability company (the “Advisor”). Both the Sponsor and the Advisor are majority owned by David Lichtenstein. On September 12, 2014, the Advisor contributed $200 to Lightstone REIT IV in exchange for 20,000 shares of common stock (“Common Shares”) at $10.00 per share. Mr. Lichtenstein also owns 222,222 Common Shares which were issued on June 15, 2015 for $2.0 million, or $9.00 per share. Subject to the oversight of our board of directors (the “Board of Directors”) and pursuant to the terms of an advisory agreement, the Advisor has the primary responsibility for making investment decisions on our behalf and managing our day-to-day operations. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT IV.

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

Index

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

As of both March 31, 2025 and December 31, 2024, the aggregate outstanding principal advances and related accrued interest were $14.2 million, which are classified as Subordinated advances - related party on our consolidated balance sheets.

We accrued $46 of interest expense on the outstanding principal advances during both the three months ended March 31, 2025 and 2024, respectively.

Concentration of Credit Risk

As of March 31, 2024 and December 31, 2024, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk with respect to our cash and cash equivalents or restricted cash.

Index

Current Environment

Our operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws, ordinances and regulations, outbreaks of contagious diseases, cybercrime, technological advances and challenges, such as the use and impact of artificial intelligence and machine learning, loss of key relationships, inflation, tariffs and recession.

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, tariffs, higher interest rates, labor and supply chain challenges and other changes in economic conditions could adversely affect our future results from operations and our financial condition.

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

Portfolio Summary

As of March 31, 2025, we majority owned and consolidated the operating results of the Williamsburg Moxy Hotel Joint Venture, a joint venture in which we have a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in the 40 East End Ave. Joint Venture. We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

The Williamsburg Moxy Hotel Joint Venture owns the Williamsburg Moxy Hotel located in the Williamsburg neighborhood of Brooklyn in New York City, which it developed, constructed and opened on March 7, 2023. Lightstone REIT III, a REIT also sponsored by the Sponsor and a related party, owns the other 25% membership interest in the Williamsburg Moxy Hotel Joint Venture, which is accounted for as noncontrolling interests in our consolidated financial statements.

				Percentage	RevPAR	ADR
			Year to Date	Occupied for the Three Months Ended	for the Three Months Ended	for the Three Months Ended
Property	Location	Year Built	Available Rooms	March 31, 2025	March 31, 2025	March 31, 2025
Williamsburg Moxy Hotel	Williamsburg, New York	2023	19,440	83%	$158.66	$191.13

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through March 31, 2025, 26 of the 29 condominium units have been sold and the 40 East End Ave. Joint Venture owns the remaining three unsold units which are referred to as the 40 East End Avenue Project. Various affiliated entities majority-owned and/or controlled by David Lichtenstein, who majority owns and controls the Sponsor, own the other approximate 66.7% membership in the 40 East End Ave. Joint Venture.

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

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2025 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

Index

Results of Operations

Comparison of the three months ended March 31, 2025 vs. March 31, 2024

Consolidated

During the three months ended March 31, 2025 compared to same period in 2024, the Williamsburg Moxy Hotel experienced increases to its percentage of rooms occupied to 83% from 78%, RevPAR to $158.66 from $147.84 and ADR to $191.13 from $189.67.

Hotel revenues

Our hotel revenues are comprised of room revenue and food, beverage and other revenue. Total hotel revenues were $5.1 million and $4.6 million for the three months ended March 31, 2025 and 2024. Room revenue increased by $0.2 million to $3.1 million for the three months ended March 31, 2025 compared to $2.9 million for the same period in 2024 and food, beverage and other revenue increased by $0.3 million to $2.0 million for the three months ended March 31, 2025 compared to $1.7 million for the same period in 2024. The increase in room revenue reflects the higher occupancy, RevPAR and ADR during the 2025 period.

Hotel operating expenses

Total hotel operating expenses were $4.6 million for both the three months ended March 31, 2025 and 2024. Room expenses were $2.7 million for both the three months ended March 31, 2025 and 2024 and food and beverage costs were $1.9 million for both the three months ended March 31, 2025 and 2024.

General and administrative expenses

General and administrative expenses were $0.5 million for both the three months ended March 31, 2025 and 2024.

Depreciation and amortization

Depreciation and amortization expense was $0.9 million for both the three months ended March 31, 2025 and 2024.

Interest expense

Interest expense was $2.6 million and $3.4 million for the three months ended March 31, 2025 and 2024, respectively. Interest expense is attributable to the financing associated with the Williamsburg Moxy Hotel and the outstanding principal advances of $12.6 million (included in Subordinated Advances – Related Party on the Consolidated Balance Sheets). The decrease in interest expense during the 2025 period was primarily attributable to the refinancing of the Moxy Hotel Joint Venture’s construction loan on April 19, 2024.

Loss from investment in unconsolidated affiliated real estate entity

Our loss from investment in unconsolidated affiliated real estate entity is solely attributable to our ownership interest in the 40 East End Ave. Joint Venture. The loss from our investment in the 40 East End Ave. Joint Venture was $0.1 million for both the three months ended March 31, 2025 and 2024. We account for our investment in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to Lightstone REIT III’s 25% membership interest in the Williamsburg Moxy Hotel Joint Venture.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2025, we had cash and cash equivalents of $5.2 million and restricted cash of $4.6 million. We believe that our available cash on hand along with the future cash flows generated from the Williamsburg Moxy Hotel, plus any distributions we receive from the 40 East End Ave. Joint Venture resulting from the sale of the three remaining unsold condominium units, will be sufficient to satisfy our expected cash requirements for at least 12 months from the date of filing this report. Our expected cash requirements primarily consist of anticipated operating expenses, scheduled debt service, any necessary capital contributions to the 40 East End Ave. Joint Venture for carrying costs associated with the 40 East End Avenue Project and distributions to our shareholders, if any, required to maintain our qualification as a REIT for the foreseeable future. Additionally, we also may seek additional capital contributions from Lightstone REIT III into the Williamsburg Moxy Hotel Joint Venture, if necessary.

Index

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

We have agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities. As of March 31, 2025 and 2024, we owed the Advisor and its affiliated entities $1.1 million and $0.8 million, respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

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

The following table represents the fees incurred associated with the services provided by our Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
Asset management fees (general and administrative costs)	$242	$243

Index

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024

Net cash used in operating activities	$(2,431)	$(2,158)
Net cash used in investing activities	(39)	(351)
Net cash used in financing activities	(196)	(123)
Change in cash, cash equivalents and restricted cash	(2,666)	(2,632)
Cash, cash equivalents and restricted cash, beginning of the year	12,456	7,732
Cash, cash equivalents and restricted cash, end of the period	$9,790	$5,100

Operating activities

The net cash used in operating activities of $2.4 million during the three months ended March 31, 2025 consisted of our net loss of $3.7 million less depreciation and amortization of $0.9 million, amortization of deferred financing costs of $0.3 million and our loss from our investment in unconsolidated affiliated real estate entity of $0.1 million.

Investing activities

The net cash used in investing activities during the three months ended March 31, 2025 million consisted of purchases of investment property of $0.5 million and proceeds from a property insurance claim of $0.5 million.

Financing activities

The net cash used in financing activities during the three months ended March 31, 2025 of $0.2 million consisted of redemptions and cancellation of Common Shares.

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

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, we formed the Williamsburg Moxy Hotel Joint Venture with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of our membership interest in Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to its acquisition, Lightstone REIT III has made capital contributions to the Williamsburg Moxy Hotel Joint Venture  aggregating $6.4 million through March 31, 2025, including $0.1 million made during the three months ended March 31, 2024.

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

Index

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

During the first quarter of 2025, the Williamsburg Moxy Hotel Joint Venture incurred additional remediation costs of $0.1 million resulting in the recognition of a casualty loss, net of $0.1 million during the three months ended March 31, 2025.

As noted above, the Williamsburg Moxy Hotel Joint Venture is still in the process of settling this insurance claim and it currently expects to receive additional insurance recoveries associated with the damaged assets. Additionally, the Williamsburg Moxy Hotel Joint Venture intends to file another insurance claim related to the interruption of the operations for this food and beverage venue. However, there can be no assurance that the Williamsburg Moxy Hotel Joint Venture will receive any additional recoveries from either of these insurance claims.

Moxy Mortgage Loans

On April 19, 2024, the Williamsburg Moxy Joint Venture entered into an $86.0 million senior mortgage loan facility (the “Moxy Senior Loan”) and a $9.0 million junior mortgage loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Mortgage Loans”) with unrelated third parties.

The Moxy Mortgage Loans bear interest at SOFR plus 5.10%, subject to an 8.75% floor. The Moxy Mortgage Loans initially mature on April 19, 2027, but may be further extended through the exercise of two six-month extension options, subject to the satisfaction of certain conditions. The Moxy Mortgage Loans require monthly interest-only payments with their outstanding principal due in full at maturity and are collateralized by the Williamsburg Moxy Hotel, however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. The Williamsburg Moxy Hotel Joint Venture used $85.8 million of the aggregate proceeds from the Moxy Mortgage Loans in connection with the payoff of a construction loan used for the development of the Williamsburg Moxy Hotel consisting of the outstanding indebtedness (principal and interest) of $86.0 million and loan exit fees of $0.8 million, net of restricted escrows of $1.0 million. SOFR as of March 31, 2025 and December 31, 2024 was 4.33% and 4.53%, respectively.

As of both March 31, 2025 and December 31, 2024, the outstanding principal balance of the Moxy Mortgage Loans was $95.0 million, which is presented net of deferred financing fees of $2.3 million and $2.6 million, respectively, on the consolidated balance sheets and is classified as mortgages payable, net.

In connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture has provided certain interest and carry costs guarantees. Furthermore, in connection with the Moxy Mortgage Loans, $3.2 million of the initial proceeds advanced at closing were used to fund reserves for interest, real estate taxes and insurance. Additionally, in connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture paid an aggregate of $2.8 million of loan fees and expenses and accrued $0.5 million of loan exit fees which are included in other liabilities on the consolidated balance sheets as of March 31, 2025 and December 31, 2024.

The Moxy Mortgage Loans require the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum debt service coverage ratio (“DSCR”), which if not met, beginning on October 1, 2025, may also be achieved through principal paydowns on the outstanding balance in an amount sufficient to meet the prescribed DSCR.

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

Index

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

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through March 31, 2025, 26 of the 29 units have been sold and the 40 East End Ave. Joint Venture owns the remaining three unsold units, which are referred to as the 40 East End Avenue Project.

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

For the three months ended March 31, 2025, we repurchased 20,716 Common Shares at a weighted average price per share of $9.47. For the three months ended March 31, 2024, we repurchased 22,466 Common Shares at a weighted average price per share of $10.00.

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

Index

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

101*	Inline XBRL (Inline eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus REIT IV, Inc. on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 13, 2025, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT IV, INC.

Date: May 13, 2025	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2025	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)