Form 10-Q
period 2025-06-30
Lightstone Value Plus REIT IV, Inc.
filed 2025-08-12
CIK 1619312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Yes☑  No ☐

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

Yes  ☐  No ☑

As of August 7, 2025, there were 8.1 million outstanding shares of common stock of Lightstone Value Plus REIT IV, Inc.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data and where indicated in millions)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets

Investment property:
Land and improvements	$35,845	$35,845
Building and improvements	82,740	82,710
Furniture and fixtures	10,523	10,413
Construction in progress	986	-
Gross investment property	130,094	128,968
Less accumulated depreciation	(8,464)	(6,598)
Net investment property	121,630	122,370
Investment in unconsolidated affiliated real estate entity	5,457	8,358
Cash and cash equivalents	8,116	8,120
Restricted cash	4,595	4,336
Accounts receivable and other assets	1,900	1,813
Total Assets	$141,698	$144,997

Liabilities and Stockholders’ Equity

Mortgages payable, net	$92,969	$92,416
Accounts payable, accrued expenses and other liabilities	7,612	7,560
Subordinated advances - related party	14,292	14,200
Total Liabilities	114,873	114,176

Commitments and Contingencies

Stockholders’ Equity:
Company’s Stockholders’ Equity:
Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 8.2 million shares issued and outstanding	82	82
Additional paid-in-capital	68,405	68,796
Accumulated deficit	(49,766)	(46,943)
Total Company’s Stockholders’ Equity	18,721	21,935
Noncontrolling interests	8,104	8,886
Total Stockholders’ Equity	26,825	30,821
Total Liabilities and Stockholders’ Equity	$141,698	$144,997

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Hotel revenues:	$8,616	$8,302	$13,702	$12,861

Expenses:
Hotel operating expenses	5,064	5,749	9,674	10,382
Real estate taxes	53	29	107	58
General and administrative costs	498	498	1,006	960
Casualty loss, net	-	-	67	-
Depreciation and amortization	935	921	1,866	1,829
Total expenses	6,550	7,197	12,720	13,229

Interest income	44	57	96	91
Interest expense	(2,587)	(2,942)	(5,148)	(6,294)
Earnings from investment in unconsolidated affiliated real estate entity	591	(88)	499	(196)
Other expense, net	-	(10)	(34)	(29)
Net income/(loss)	114	(1,878)	(3,605)	(6,796)

Less: net loss attributable to noncontrolling interests	3	326	782	1,416

Net loss attributable to Company’s common shares	$117	$(1,552)	$(2,823)	$(5,380)

Net loss per Company’s common shares, basic and diluted	$-	$(0.19)	$-	$(0.65)

Weighted average number of common shares outstanding, basic and diluted	8,186	8,267	8,196	8,279

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity
BALANCE, March 31, 2024	8,285	$83	$69,384	$(42,750)	$9,724	$36,441

Net loss	-	-	-	(1,552)	(326)	(1,878)
Redemption and cancellation of common stock	(22)	-	(196)	-	-	(196)

BALANCE, June 30, 2024	8,263	$83	$69,188	$(44,302)	$9,398	$34,367

			Additional
	Common Stock		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity

BALANCE, December 31, 2023	8,306	$83	$69,609	$(38,922)	$10,691	$41,461

Net loss	-	-	-	(5,380)	(1,416)	(6,796)
Contributions of noncontrolling interests	-	-	-	-	123	123
Redemption and cancellation of common stock	(43)	-	(421)	-	-	(421)

BALANCE, June 30, 2024	8,263	$83	$69,188	$(44,302)	$9,398	$34,367

			Additional
	Common		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity

BALANCE, March 31, 2025	8,201	$82	$68,600	$(49,883)	$8,107	$26,906
Net income	-	-	-	117	(3)	114
Redemption and cancellation of common stock	(21)	-	(195)	-	-	(195)

BALANCE, June 30, 2025	8,180	$82	$68,405	$(49,766)	$8,104	$26,825

			Additional
	Common		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity

BALANCE, December 31, 2024	8,222	$82	$68,796	$(46,943)	$8,886	$30,821

Net loss	-	-	-	(2,823)	(782)	(3,605)
Redemption and cancellation of common stock	(42)	-	(391)	-	-	(391)

BALANCE, June 30, 2025	8,180	$82	$68,405	$(49,766)	$8,104	$26,825

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,605)	(6,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from investment in unconsolidated affiliated real estate entity	(499)	196
Depreciation and amortization	1,866	1,829
Amortization of deferred financing costs	554	464
Settlement of unpaid interest previously accrued as mortgage payable	-	(4,454)
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(587)	(357)
Decrease in accounts payable, accrued expenses and other liabilities	(18)	(246)
Increase in accrued interest on subordinated advances - related party	93	93
Net cash used in operating activities	(2,196)	(9,271)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(1,058)	(2,884)
Investment in unconsolidated affiliated real estate entity	-	(133)
Distributions from unconcolidated affiliated real estate entity	3,400
Proceeds from property insurance claim	500	-
Net cash provided by/(used in) investing activities	2,842	(3,017)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	-	95,095
Payment of mortgage payable	-	(77,000)
Payment of loan fees and expenses	-	(2,980)
Contributions of noncontrolling interests	-	123
Redemption and cancellation of common stock	(391)	(421)
Net cash (used in)/provided by financing activities	(391)	14,817

Change in cash, cash equivalents and restricted cash	255	2,529
Cash, cash equivalents and restricted cash, beginning of year	12,456	7,732
Cash, cash equivalents and restricted cash, end of period	$12,711	$10,261

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,883	$12,647

The following is a summary of the Company’s cash, cash equivalents and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$8,116	$7,321
Restricted cash	4,595	2,940
Total cash, cash equivalents and restricted cash	$12,711	$10,261

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

The Company has one operating segment. As of June 30, 2025, the Company majority owned and consolidated the operating results of Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), a joint venture in which it has a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). The Company accounts for its unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

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

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through June 30, 2025, 27 of the 29 units in the condominium project have been sold and the 40 East End Ave. Joint Venture owns the remaining two unsold units which are referred to as the 40 East End Project. Various affiliated entities majority-owned and/or controlled by David Lichtenstein, who majority owns and controls the Sponsor, own the other approximate 66.7% membership in the 40 East End Ave. Joint Venture.

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

The Company’s income tax benefits and expense are included in other income/(expense), net on its consolidated statements of operations. During the six months ended June 30, 2025, the Company recorded income tax expense of  $35. During the three and six months ended June 30, 2024, the Company recorded income tax expense of $8 and $25, respectively.

As of June 30, 2025 and December 31, 2024, the Company had no material uncertain income tax positions.

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

Revenues

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenues	2025	2024	2025	2024
Room	$5,657	$5,617	$8,741	$8,523
Food, beverage and other	2,959	2,685	4,961	4,338
Total revenues	$8,616	$8,302	$13,702	$12,861

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

Concentration of Risk

As of June 30, 2025 and December 31, 2024, the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk with respect to its cash and cash equivalents or restricted cash.

Segment Disclosure

The Company’s operations are reported within one reportable segment and constitutes all of the consolidated entities which are reported in the consolidated financial statements. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM assesses entity-wide operating results and performance and decides how to allocate resources based on consolidated net income/loss which is reported on the consolidated statements of operations. Additionally, the measure of segment assets is reported on the consolidated balance sheets as total assets. The revenue, expenses, and net income/loss for the reportable segment are the same as those presented on the consolidated statements of operations. Significant expense categories, including hotel operating expenses, general and administrative costs, depreciation and amortization and interest expense are included on the Company’s consolidated statements of operations.

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

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, the Company formed the Williamsburg Moxy Hotel Joint Venture with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of the Company’s membership interest in Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to its acquisition, Lightstone REIT III has made capital contributions to the Williamsburg Moxy Hotel Joint Venture aggregating $6.4 million through June 30, 2025, including $0.1 million made during the six months ended June 30, 2024.

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

During the first quarter of 2025, the Williamsburg Moxy Hotel Joint Venture incurred additional remediation costs of $0.1 million resulting in the recognition of a casualty loss, net of $0.1 million during the six months ended June 30, 2025.

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

The Moxy Mortgage Loans bear interest at SOFR plus 5.10%, subject to an 8.75% floor. The Moxy Mortgage Loans initially mature on April 19, 2027, but may be further extended through the exercise of two six-month extension options, subject to the satisfaction of certain conditions. The Moxy Mortgage Loans require monthly interest-only payments with their outstanding principal due in full at maturity and are collateralized by the Williamsburg Moxy Hotel, however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. The Williamsburg Moxy Hotel Joint Venture used $85.8 million of the aggregate proceeds from the Moxy Mortgage Loans in connection with the payoff of a construction loan used for the development of the Williamsburg Moxy Hotel consisting of the outstanding indebtedness (principal and interest) of $86.0 million and loan exit fees of $0.8 million, net of restricted escrows of $1.0 million. SOFR as of June 30, 2025 and December 31, 2024 was 4.32% and 4.53%, respectively.

As of both June 30, 2025 and December 31, 2024, the outstanding principal balance of the Moxy Mortgage Loans was $95.0 million, which is presented net of deferred financing fees of $2.0 million and $2.6 million, respectively, on the consolidated balance sheets and is classified as mortgages payable, net.

In connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture has provided certain interest and carry costs guarantees. Furthermore, in connection with the Moxy Mortgage Loans, $3.2 million of the initial proceeds advanced at closing were used to fund reserves for interest, real estate taxes and insurance. Additionally, in connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture paid an aggregate of $2.8 million of loan fees and expenses and accrued $0.5 million of loan exit fees which are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of June 30, 2025 and December 31, 2024.

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

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through June 30, 2025, 27 of the 29 units have been sold and the 40 East End Ave. Joint Venture owns the remaining two unsold units, which are referred to as the 40 East End Project.

The 40 East End Ave. Joint Venture Financial Information

The following table represents the condensed income statements for the 40 East End Ave. Joint Venture for the periods indicated:

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Revenues	$10,936	$-	$10,936	$-

Cost of goods sold	8,935	-	8,935	-
Other expenses	234	272	517	607
Operating income/(loss)	1,767	(272)	1,484	(607)

Interest income	6	10	12	19
Net income/(loss)	$1,773	$(262)	$1,496	$(588)
Company’s share of net income/(loss) (33.3%)	$590	$(87)	$499	$(196)

The following table represents the condensed balance sheets for the 40 East End Ave. Joint Venture as of the dates indicated:

	As of June 30, 2025	As of December 31, 2024
Real estate inventory	$15,522	$23,803
Cash and restricted cash	165	172
Other assets	703	1,114
Total assets	$16,390	$25,089

Other liabilities	$52	$49
Members’ capital	16,338	25,040
Total liabilities and members’ capital	$16,390	$25,089

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

For the six months ended June 30, 2025, the Company repurchased 41,220 Common Shares at a weighted average price per share of $9.48. For the six months ended June 30, 2024, the Company repurchased 43,182 Common Shares at a weighted average price per share of $9.75.

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

The following table represents the fees incurred associated with the services provided by the Company’s Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Asset management fees (general and administrative costs)	242	243	484	486

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(unaudited)

As of June 30, 2025 and December 31, 2024, the Company owed the Advisor and its affiliated entities $1.3 million and $0.8 million respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

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

As of June 30, 2025 and December 31, 2024, the aggregate outstanding principal advances and related accrued interest was $14.3 million and $14.2 million, respectively, which is classified as Subordinated advances – related party on the consolidated balance sheets. During both the three and six months ended June 30, 2025 and 2024, the Company accrued $46 and $93, respectively, of interest on the principal advances.

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

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(unaudited)

As of both June 30, 2025 and December 31, 2024, the remaining unamortized balance of the Key Money was $2.8 million, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. Pursuant to the terms of the Hotel Franchise Agreement, the Williamsburg Moxy Hotel Joint Venture may be obligated to return the unamortized portion of the Key Money back to Marriott upon the occurrence of certain events, as specified in the Hotel Franchise Agreement. The franchise fees and marketing fund charges are recorded as a component of hotel operating expenses in the consolidated statements of operations.

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

We currently have one operating segment. As of June 30, 2025, we majority owned and consolidated the operating results of Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), a joint venture in which we have a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

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

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through June 30, 2025, 27 of the 29 condominium units have been sold and the 40 East End Ave. Joint Venture owns the remaining two unsold units which are referred to as the 40 East End Avenue Project. Various affiliated entities majority-owned and/or controlled by David Lichtenstein, who majority owns and controls the Sponsor, own the other approximate 66.7% membership in the 40 East End Ave. Joint Venture.

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

As of June 30, 2025 and December 31, 2024, the aggregate outstanding principal advances and related accrued interest were $14.3 million and $14.2 million, respectively, which are classified as Subordinated advances - related party on our consolidated balance sheets.

During both the three and six months ended June 30, 2025 and 2024, we accrued $46 and $93, respectively of interest on the principal advances.

Concentration of Credit Risk

As of June 30, 2024 and December 31, 2024, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk with respect to our cash and cash equivalents or restricted cash.

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

Portfolio Summary

As of June 30, 2025, we majority owned and consolidated the operating results of the Williamsburg Moxy Hotel Joint Venture, a joint venture in which we have a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in the 40 East End Ave. Joint Venture. We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

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

				Percentage Occupied	RevPAR	ADR
			Year to Date	for the Six Months Ended	for the Six Months Ended	for the Six Months Ended
Property	Location	Year Built	Available Rooms	Juen 30, 2025	Juen 30, 2025	June, 2025
Williamsburg Moxy Hotel	Williamsburg, New York	2023	39,096	89%	$223.71	$252.91

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through June 30, 2025, 27 of the 29 condominium units have been sold and the 40 East End Ave. Joint Venture owns the remaining two unsold units which are referred to as the 40 East End Avenue Project. Various affiliated entities majority-owned and/or controlled by David Lichtenstein, who majority owns and controls the Sponsor, own the other approximate 66.7% membership in the 40 East End Ave. Joint Venture.

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

Critical Accounting Policies and Estimates

There were no material changes during the six months ended June 30, 2025 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operations

Comparison of the three months ended June 30, 2025 vs. June 30, 2024

Consolidated

During the three months ended June 30, 2025 compared to same period in 2024, the Williamsburg Moxy Hotel experienced increases to its RevPAR to $287.92 from $285.74 and ADR to $306.83 from $303.18 while the percentage of rooms occupied was unchanged at 94%.

Hotel revenues

Our hotel revenues are comprised of room revenue and food, beverage and other revenues. Total hotel revenues were $8.6 million for the three months ended June 30, 2025 compared to $8.3 million for the same period in 2024. Room revenues were $5.6 million for both the 2025 and 2024 periods and food, beverage and other revenues increased by $0.3 million to $3.0 million for the 2025 period compared to $2.7 million for the 2024 period. The increase in room revenue reflects the higher RevPAR and ADR during the 2025 period.

Hotel operating expenses

Total hotel operating expenses were $5.1 million and $5.7 million for the three months ended June 30, 2025 and 2024, respectively. Room expenses were $3.3 million for both the 2025 and 2024 periods and food and beverage costs decreased by $0.7 million to $1.8 million for the 2025 period compared to $2.5 million for the 2024 period. The decrease in food and beverage costs of $0.7 million was primarily attributable to better expense control measures during the 2025 period.

General and administrative expenses

General and administrative expenses were $0.5 million for both the three months ended June 30, 2025 and 2024.

Depreciation and amortization

Depreciation and amortization expense was $0.9 million for both the three months ended June 30, 2025 and 2024.

Interest expense

Interest expense was $2.6 million and $2.9 million for the three months ended June 30, 2025 and 2024, respectively. Interest expense is attributable to the financing associated with the Williamsburg Moxy Hotel and the outstanding principal advances of $12.6 million (included in Subordinated Advances – Related Party on the Consolidated Balance Sheets). The decrease in interest expense during the 2025 period reflects the refinancing of the Moxy Hotel Joint Venture’s construction loan on April 19, 2024 and changes in market interest rates and the weighted average principal outstanding during the periods.

Earnings from investment in unconsolidated affiliated real estate entity

Our earnings from investment in unconsolidated affiliated real estate entity is solely attributable to our ownership interest in the 40 East End Ave. Joint Venture. Our earnings from investments in unconsolidated affiliated entities was income of $591 during the three months ended June 30, 2025 compared to a loss of $88 for the same period in 2024. We account for our investment in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to Lightstone REIT III’s 25% membership interest in the Williamsburg Moxy Hotel Joint Venture.

Comparison of the six months ended June 30, 2025 vs. June 30, 2024

Consolidated

During the six months ended June 30, 2025 compared to same period in 2024, the Williamsburg Moxy Hotel experienced increases to the percentage of its rooms occupied to 89% from 86%, RevPAR to $223.71from $216.79 and ADR to $252.91 from $251.80.

Hotel revenues

Our hotel revenues are comprised of room revenue and food, beverage and other revenue. Total hotel revenues were $13.7 million for the six months ended June 30, 2025 compared to $12.9 million for the same period in 2024. Room revenues increased by $0.2 million to $8.7 million for the 2025 period from $8.5 million for the 2024 period and food, beverage and other revenues increased by $0.7 million to $5.0 million for the 2025 period from $4.3 million for the 2024 period.  The increase in room revenues reflects the higher occupancy, RevPAR and ADR during the 2025 period.

Hotel operating expenses

Total hotel operating expenses were $9.7 million and $10.4 million for the six months ended June 30, 2025 and 2024, respectively. Room expenses were $3.3 million for both the 2025 and 2024 periods and food and beverage costs decreased by $0.7 million to $3.7 million for the 2025 period from $4.4 million for the 2024 period. The decrease in food and beverage costs of $0.7 million was attributable to better expense control measures during the 2025 period.

General and administrative expenses

General and administrative expenses were $1.0 million for both the six months ended June 30, 2025 and 2024.

Depreciation and amortization

Depreciation and amortization expense increased slightly by $0.1 million to $1.9 million for the six months ended June 30, 2025 compared to $1.8 million for the 2024 period.

Interest expense

Interest expense was $5.1 million and $6.3 million for the six months ended June 30, 2025 and 2024, respectively. Interest expense is attributable to the financing associated with the Williamsburg Moxy Hotel and the outstanding principal advances of $12.6 million (included in Subordinated Advances – Related Party on the Consolidated Balance Sheets). The decrease in interest expense during the 2025 period reflects the refinancing of the Moxy Hotel Joint Venture’s construction loan on April 19, 2024 and changes in market interest rates and the weighted average principal outstanding during the periods.

Earnings from investment in unconsolidated affiliated real estate entity

Our earnings from investment in unconsolidated affiliated real estate entity is solely attributable to our ownership interest in the 40 East End Ave. Joint Venture. Our earnings from investments in unconsolidated affiliated entities was income of $499 during the six months ended June 30, 2025 compared to a loss of $196 for the same period in 2024. We account for our investment in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to Lightstone REIT III’s 25% membership interest in the Williamsburg Moxy Hotel Joint Venture.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2025, we had cash and cash equivalents of $8.1 million and restricted cash of $4.6 million. We believe that our available cash on hand along with the future cash flows generated from the Williamsburg Moxy Hotel, plus any distributions we receive from the resulting from the sale of the two remaining unsold condominium units, will be sufficient to satisfy our expected cash requirements for at least 12 months from the date of filing this report. Our expected cash requirements primarily consist of anticipated operating expenses, scheduled debt service, any necessary capital contributions to the 40 East End Ave. Joint Venture for carrying costs associated with the 40 East End Avenue Project and distributions to our shareholders, if any, required to maintain our qualification as a REIT for the foreseeable future. Additionally, we also may seek additional capital contributions from Lightstone REIT III into the Williamsburg Moxy Hotel Joint Venture, if necessary.

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

We have agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities. As of June 30, 2025 and 2024, we owed the Advisor and its affiliated entities $1.3 million and $0.8 million, respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

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

The following table represents the fees incurred associated with the services provided by our Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Asset management fees (general and administrative costs)	242	243	484	486

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Net cash flows used in operating activities	$(2,196)	$(9,271)
Net cash flows provided by/(used in) investing activities	2,842	(3,017)
Net cash flows (used in)/provided by financing activities	(391)	14,817
Change in cash, cash equivalents and restricted cash	255	2,529
Cash, cash equivalents and restricted cash, beginning of the year	12,456	7,732
Cash, cash equivalents and restricted cash, end of the period	$12,711	$10,261

Operating activities

The net cash used in operating activities of $2.2 million during the six months ended June 30, 2025 consisted of our net loss of $3.6 million, our income from our investment in unconsolidated affiliated real estate entity of $0.5 million and the net changes in operating assets and liabilities of $0.5 million less depreciation and amortization of $1.9 million and amortization of deferred financing costs of $0.6 million.

Investing activities

The net cash provided by investing activities during the six months ended June 30, 2025 million consisted of distributions from the 40 East End Joint Venture of $3.4 million, proceeds from a property insurance claim of $0.5 million and purchases of investment property of $1.1 million.

Financing activities

The net cash used in financing activities during the six months ended June 30, 2025 of $0.4 million consisted of redemptions and cancellation of Common Shares.

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

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, we formed the Williamsburg Moxy Hotel Joint Venture with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of our membership interest in Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to its acquisition, Lightstone REIT III has made capital contributions to the Williamsburg Moxy Hotel Joint Venture  aggregating $6.4 million through June 30, 2025, including $0.1 million made during the six months ended June 30, 2024.

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

During the first quarter of 2025, the Williamsburg Moxy Hotel Joint Venture incurred additional remediation costs of $0.1 million resulting in the recognition of a casualty loss, net of $0.1 million during the six months ended June 30, 2025.

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

The Moxy Mortgage Loans bear interest at SOFR plus 5.10%, subject to an 8.75% floor. The Moxy Mortgage Loans initially mature on April 19, 2027, but may be further extended through the exercise of two six-month extension options, subject to the satisfaction of certain conditions. The Moxy Mortgage Loans require monthly interest-only payments with their outstanding principal due in full at maturity and are collateralized by the Williamsburg Moxy Hotel, however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. The Williamsburg Moxy Hotel Joint Venture used $85.8 million of the aggregate proceeds from the Moxy Mortgage Loans in connection with the payoff of a construction loan used for the development of the Williamsburg Moxy Hotel consisting of the outstanding indebtedness (principal and interest) of $86.0 million and loan exit fees of $0.8 million, net of restricted escrows of $1.0 million. SOFR as of June 30, 2025 and December 31, 2024 was 4.32% and 4.53%, respectively.

As of both June 30, 2025 and December 31, 2024, the outstanding principal balance of the Moxy Mortgage Loans was $95.0 million, which is presented net of deferred financing fees of $2.0 million and $2.6 million, respectively, on the consolidated balance sheets and is classified as mortgages payable, net.

In connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture has provided certain interest and carry costs guarantees. Furthermore, in connection with the Moxy Mortgage Loans, $3.2 million of the initial proceeds advanced at closing were used to fund reserves for interest, real estate taxes and insurance. Additionally, in connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture paid an aggregate of $2.8 million of loan fees and expenses and accrued $0.5 million of loan exit fees which are included in other liabilities on the consolidated balance sheets as of June 30, 2025 and December 31, 2024.

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

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through June 30, 2025, 27 of the 29 units have been sold and the 40 East End Ave. Joint Venture owns the remaining two unsold units, which are referred to as the 40 East End Avenue Project.

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

For the six months ended June 30, 2025, we repurchased 41,220 Common Shares at a weighted average price per share of $9.48. For the six months ended June 30, 2024, we repurchased 43,182 Common Shares at a weighted average price per share of $9.75.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	Inline XBRL (Inline eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus REIT IV, Inc. on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on August 12, 2025, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT IV, INC.

Date: August 12, 2025	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)