Form 10-Q
period 2025-09-30
Lightstone Value Plus REIT IV, Inc.
filed 2025-11-14
CIK 1619312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes  ☐  No ☑

As of November 7, 2025, there were 8.1 million outstanding shares of common stock of Lightstone Value Plus REIT IV, Inc.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data and where indicated in millions)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets

Investment property:
Land and improvements	$35,845	$35,845
Building and improvements	83,959	82,710
Furniture and fixtures	10,703	10,413
Construction in progress	216	-
Gross investment property	130,723	128,968
Less accumulated depreciation	(9,400)	(6,598)
Net investment property	121,323	122,370
Investment in unconsolidated affiliated real estate entity	5,478	8,358
Cash and cash equivalents	8,038	8,120
Restricted cash	4,761	4,336
Accounts receivable and other assets	2,626	1,813
Total Assets	$142,226	$144,997

Liabilities and Stockholders’ Equity

Mortgages payable, net	$93,246	$92,416
Accounts payable, accrued expenses and other liabilities	8,384	7,560
Subordinated advances - related party	14,339	14,200
Total Liabilities	115,969	114,176

Commitments and Contingencies

Stockholders’ Equity:
Company’s Stockholders’ Equity:
Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 8.2 million shares issued and outstanding	82	82
Additional paid-in-capital	68,211	68,796
Accumulated deficit	(50,160)	(46,943)
Total Company’s Stockholders’ Equity	18,133	21,935
Noncontrolling interests	8,124	8,886
Total Stockholders’ Equity	26,257	30,821
Total Liabilities and Stockholders’ Equity	$142,226	$144,997

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Hotel revenues:	$8,246	$8,463	$21,948	$21,323

Expenses:
Hotel operating expenses	5,162	5,564	14,836	15,947
Real estate taxes	68	39	175	97
General and administrative costs	464	440	1,470	1,400
Casualty gain, net	(597)	-	(530)	-
Depreciation and amortization	936	930	2,802	2,759
Total expenses	6,033	6,973	18,753	20,203

Interest income	70	69	166	159
Interest expense	(2,611)	(2,848)	(7,759)	(9,142)
Earnings from investment in unconsolidated affiliated real estate entity	(46)	(97)	453	(293)
Other income/(expense), net	-	17	(34)	(9)
Net loss	(374)	(1,369)	(3,979)	(8,165)

Less: net (income)/loss attributable to noncontrolling interests	(20)	212	762	1,628

Net loss attributable to Company’s common shares	$(394)	$(1,157)	$(3,217)	$(6,537)

Net loss per Company’s common shares, basic and diluted	$(0.05)	$(0.14)	$(0.39)	$(0.79)

Weighted average number of common shares outstanding, basic and diluted	8,165	8,248	8,186	8,268

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity

BALANCE, June 30, 2024	8,263	$83	$69,188	$(44,302)	$9,398	$34,367

Net loss	-	-	-	(1,157)	(212)	(1,369)
Redemption and cancellation of common stock	(21)	-	(196)	-	-	(196)

BALANCE, September 30, 2024	8,242	$83	$68,992	$(45,459)	$9,186	$32,802

			Additional
	Common Stock		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity

BALANCE, December 31, 2023	8,306	$83	$69,609	$(38,922)	$10,691	$41,461

Net loss	-	-	-	(6,537)	(1,628)	(8,165)
Contributions of noncontrolling interests	-	-	-	-	123	123
Redemption and cancellation of common stock	(64)	-	(617)	-	-	(617)

BALANCE, September 30, 2024	8,242	$83	$68,992	$(45,459)	$9,186	$32,802

			Additional
	Common		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Deficit	Deficit	Interests	Equity

BALANCE, June 30, 2025	8,180	$82	$68,405	$(49,766)	$8,104	$26,825

Net loss	-	-	-	(394)	20	(374)
Redemption and cancellation of common stock	(20)	-	(194)	-	-	(194)

BALANCE, September 30, 2025	8,160	$82	$68,211	$(50,160)	$8,124	$26,257

			Additional
	Common		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity

BALANCE, December 31, 2024	8,222	$82	$68,796	$(46,943)	$8,886	$30,821

Net loss	-	-	-	(3,217)	(762)	(3,979)
Redemption and cancellation of common stock	(62)	-	(585)	-	-	(585)

BALANCE, September 30, 2025	8,160	$82	$68,211	$(50,160)	$8,124	$26,257

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,979)	$(8,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Earnings from investment in unconsolidated affiliated real estate entity	(453)	293
Casualty gain	(1,000)	-
Depreciation and amortization	2,802	2,759
Amortization of deferred financing costs	831	741
Settlement of unpaid interest previously accrued as mortgage payable	-	(4,455)
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(313)	(160)
Decrease in accounts payable, accrued expenses and other liabilities	552	1,157
Increase in accrued interest on subordinated advances - related party	140	140
Net cash used in operating activities	(1,420)	(7,690)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(1,485)	(2,962)
Investment in unconsolidated affiliated real estate entity	(67)	(183)
Distributions from unconsolidated affiliated real estate entity	3,400	-
Proceeds from property insurance claim	500	-
Net cash provided by/(used in) investing activities	2,348	(3,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	-	95,095
Payment of mortgage payable	-	(77,000)
Payment of loan fees and expenses	-	(2,979)
Contributions of noncontrolling interests	-	123
Redemption and cancellation of common stock	(585)	(617)
Net cash (used in)/provided by financing activities	(585)	14,622

Change in cash, cash equivalents and restricted cash	343	3,787
Cash, cash equivalents and restricted cash, beginning of year	12,456	7,732
Cash, cash equivalents and restricted cash, end of period	$12,799	$11,519

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,174	$14,433

The following is a summary of the Company’s cash, cash equivalents and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$8,038	$8,082
Restricted cash	4,761	3,437
Total cash, cash equivalents and restricted cash	$12,799	$11,519

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

The Company has one operating segment. As of September 30, 2025, the Company majority owned and consolidated the operating results of Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), a joint venture in which it has a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). The Company accounts for its unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

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

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through September 30, 2025, 27 of the 29 units in the condominium project have been sold and the 40 East End Ave. Joint Venture owns the remaining two unsold units which are referred to as the 40 East End Project. Various affiliated entities majority-owned and/or controlled by David Lichtenstein, who majority owns and controls the Sponsor, own the other approximate 66.7% membership in the 40 East End Ave. Joint Venture.

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

The Company’s income tax benefits and expense are included in other income/(expense), net on its consolidated statements of operations. During the nine months ended September 30, 2025 and 2024, the Company recorded income tax expense of $35 and $25, respectively.

As of September 30, 2025 and December 31, 2024, the Company had no material uncertain income tax positions.

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

Revenues

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenues	2025	2024	2025	2024
Room revenue	$5,684	$5,577	$14,425	$14,099
Food, beverage and other revenue	2,562	2,886	7,523	7,224
Total revenues	$8,246	$8,463	$21,948	$21,323

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

Concentration of Risk

As of September 30, 2025 and December 31, 2024, the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk with respect to its cash and cash equivalents or restricted cash.

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

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, the Company formed the Williamsburg Moxy Hotel Joint Venture with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of the Company’s membership interest in Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to its acquisition, Lightstone REIT III has made capital contributions to the Williamsburg Moxy Hotel Joint Venture aggregating $6.4 million through September 30, 2025.

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

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(unaudited)

Casualty Gain, Net

On December 11, 2024, the Williamsburg Moxy Hotel suffered damage from a fire to one of its food and beverage venues, which is located in an outdoor garden area.  During the fourth quarter of 2024, the Williamsburg Moxy Hotel Joint Venture wrote-off the carrying value of the physically damaged assets of $0.8 million and incurred remediation costs of $0.2 million. However, the Williamsburg Moxy Hotel Joint Venture maintains property, general liability and business interruption insurance coverage and has filed an insurance claim for the damages incurred, including loss of business. Subsequently, the Williamsburg Moxy Hotel Joint Venture received an initial advance of $0.5 million from its insurance carriers and therefore, recognized a casualty loss, net of $0.5 million during the fourth quarter of 2024.

During the first quarter of 2025, additional remediation costs of $0.1 million were incurred and the Williamsburg Moxy Hotel Joint Venture recognized a casualty loss of that amount. During the third quarter of 2025, the insurance carriers agreed to fund an additional advance of $1.0 million (included in accounts receivable and other assets on the consolidated balance sheet as of September 30, 2025) and additional remediation costs of $0.4 million were incurred and the Williamsburg Moxy Hotel Joint Venture recognized a casualty gain, net of $0.6 million. As a result, during the nine months ended September 30, 2025, the Williamsburg Moxy Hotel Joint Venture has recognized a casualty gain, net of $0.5 million.

Because the insurance claim has not yet been finalized, the Williamsburg Moxy Hotel Joint Venture currently expects to receive additional recoveries from its insurance carriers; particularly related to the interruption of the operations of the damaged food and beverage venue, which reopened for business during the third quarter of 2025. However, there can be no assurance that the Williamsburg Moxy Hotel Joint Venture will receive any further proceeds related to this insurance claim.

Moxy Mortgage Loans

On April 19, 2024, the Williamsburg Moxy Joint Venture entered into an $86.0 million senior mortgage loan facility (the “Moxy Senior Loan”) and a $9.0 million junior mortgage loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Mortgage Loans”) with unrelated third parties.

The Moxy Mortgage Loans bear interest at SOFR plus 5.10%, subject to an 8.75% floor. The Moxy Mortgage Loans initially mature on April 19, 2027, but may be further extended through the exercise of two six-month extension options, subject to the satisfaction of certain conditions. The Moxy Mortgage Loans require monthly interest-only payments with their outstanding principal due in full at maturity and are collateralized by the Williamsburg Moxy Hotel, however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. The Williamsburg Moxy Hotel Joint Venture used $85.8 million of the aggregate proceeds from the Moxy Mortgage Loans in connection with the payoff of a construction loan used for the development of the Williamsburg Moxy Hotel consisting of the outstanding indebtedness (principal and interest) of $86.0 million and loan exit fees of $0.8 million, net of restricted escrows of $1.0 million. SOFR as of September 30, 2025 and December 31, 2024 was 4.31% and 4.53%, respectively.

As of both September 30, 2025 and December 31, 2024, the outstanding principal balance of the Moxy Mortgage Loans was $95.0 million, which is presented net of deferred financing fees of $1.8 million and $2.6 million, respectively, on the consolidated balance sheets and is classified as mortgages payable, net.

In connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture has provided certain interest and carry costs guarantees. Furthermore, in connection with the Moxy Mortgage Loans, $3.2 million of the initial proceeds advanced at closing were used to fund reserves for interest, real estate taxes and insurance. Additionally, in connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture paid an aggregate of $2.8 million of loan fees and expenses and accrued $0.5 million of loan exit fees which are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of September 30, 2025 and December 31, 2024.

The Moxy Mortgage Loans require the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum debt service coverage ratio (“DSCR”), which if not met, beginning with the calendar quarter ended September 30, 2025, provide the lender with an option to retain any excess cash flow from the property until such time as the prescribed minimum DSCR is met for two consecutive calendar quarters. As of September 30, 2025, the Williamsburg Moxy Hotel Joint Venture did not meet the prescribed minimum DSCR and the lender has indicated that they do not intend to retain excess cash flow pending finalization of the open insurance claim.

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

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through September 30, 2025, 27 of the 29 units have been sold and the 40 East End Ave. Joint Venture owns the remaining two unsold units, which are referred to as the 40 East End Project.

During the nine months ended September 30, 2025, the Company received distributions from the 40 East End Ave. Joint Venture of $3.4 million and made contributions of $0.1 million to the 40 East End Ave. Joint Venture. During the nine months ended September 30, 2024, the Company made contributions of $0.2 million to the 40 East End Ave. Joint Venture.

The 40 East End Ave. Joint Venture Financial Information

The following table represents the condensed income statements for the 40 East End Ave. Joint Venture for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(amounts in thousands)	2025	2024	2025	2024

Revenues	$-	$-	$10,936	$-

Cost of goods sold	-	-	8,935	-
Other expenses	145	300	662	907
Operating (loss)/income	(145)	(300)	1,339	(907)

Interest income	8	9	20	28
Net (loss)/income	$(137)	$(291)	$1,359	$(879)
Company’s share of earnings (33.3%)	$(46)	$(97)	$453	$(293)

The following table represents the condensed balance sheets for the 40 East End Ave. Joint Venture as of the dates indicated:

	As of	As of
	September 30, 2025	December 31, 2024

Real estate inventory	$15,522	$23,803
Cash and restricted cash	165	172
Other assets	745	1,114
Total assets	$16,432	$25,089

Other liabilities	$32	$49
Members’ capital	16,400	25,040
Total liabilities and members’ capital	$16,432	$25,089

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

The Company’s SRP currently provides for redemption requests to be submitted in connection with either a stockholder’s death or certain hardships and the price for all such purchases has been set at our estimated net asset value per Common Share (“NAV per Share”) as of the date of actual redemption. The Company’s estimated NAV per Share is determined by the Board of Directors and reported by it from time to time. Requests for redemptions in connection with a stockholder’s death must be submitted and received by the Company within one year of the stockholder’s date of death to be eligible for consideration.

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

For the nine months ended September 30, 2025, the Company repurchased 61,725 Common Shares at a weighted average price per share of $9.49. For the nine months ended September 30, 2024, the Company repurchased 63,898 Common Shares at a weighted average price per share of $9.66.

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

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(unaudited)

The following table represents the fees incurred associated with the services provided by the Company’s Advisor for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Asset management fees (general and administrative costs)	$243	$243	$727	$729

As of September 30, 2025 and December 31, 2024, the Company owed the Advisor and its affiliated entities $1.5 million and $0.8 million respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

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

As of September 30, 2025 and December 31, 2024, the aggregate outstanding principal advances and related accrued interest was $14.3 million and $14.2 million, respectively, which is classified as Subordinated advances – related party on the consolidated balance sheets. During both the three and nine months ended September 30, 2025 and 2024, the Company accrued $47 and $140, respectively, of interest on the principal advances.

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

As of both September 30, 2025 and December 31, 2024, the remaining unamortized balance of the Key Money was $2.7 million, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. Pursuant to the terms of the Hotel Franchise Agreement, the Williamsburg Moxy Hotel Joint Venture may be obligated to return the unamortized portion of the Key Money back to Marriott upon the occurrence of certain events, as specified in the Hotel Franchise Agreement. The franchise fees and marketing fund charges are recorded as a component of hotel operating expenses in the consolidated statements of operations.

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

We currently have one operating segment. As of September 30, 2025, we majority owned and consolidated the operating results of Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), a joint venture in which we have a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

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

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through September 30, 2025, 27 of the 29 condominium units have been sold and the 40 East End Ave. Joint Venture owns the remaining two unsold units which are referred to as the 40 East End Avenue Project. Various affiliated entities majority-owned and/or controlled by David Lichtenstein, who majority owns and controls the Sponsor, own the other approximate 66.7% membership in the 40 East End Ave. Joint Venture.

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

As of September 30, 2025 and December 31, 2024, the aggregate outstanding principal advances and related accrued interest were $14.3 million and $14.2 million, respectively, which are classified as Subordinated advances - related party on our consolidated balance sheets.

During both the three and nine months ended September 30, 2025 and 2024, we accrued $47 and $140, respectively of interest on the principal advances.

Concentration of Credit Risk

As of September 30, 2024 and December 31, 2024, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk with respect to our cash and cash equivalents or restricted cash.

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

Portfolio Summary

As of September 30, 2025, we majority owned and consolidated the operating results of the Williamsburg Moxy Hotel Joint Venture, a joint venture in which we have a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in the 40 East End Ave. Joint Venture. We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

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

The following table contains certain information for the Williamsburg Moxy Hotel for the date indicated.

			Year to Date September 30, 2025	Percentage Occupied for the Nine Months Ended	RevPAR for the Nine Months Ended	ADR for the Nine Months Ended
Property	Location	Year Built	Available Rooms	September 30, 2025	September 30, 2025	September 30, 2025

Williamsburg Moxy Hotel	Williamsburg, New York	2023	58,968	91%	$244.77	$270.11

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through September 30, 2025, 27 of the 29 condominium units have been sold and the 40 East End Ave. Joint Venture owns the remaining two unsold units which are referred to as the 40 East End Avenue Project. Various affiliated entities majority-owned and/or controlled by David Lichtenstein, who majority owns and controls the Sponsor, own the other approximate 66.7% membership in the 40 East End Ave. Joint Venture.

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

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended September 30, 2025 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operations

Comparison of the three months ended September 30, 2025 vs. September 30, 2024

Consolidated

During the three months ended September 30, 2025 compared to same period in 2024, our Williamsburg Moxy Hotel experienced increases to the percentage of its rooms occupied to 95% from 94%, RevPAR to $286.22 from $280.62 and ADR to $301.64 from $298.72.

Hotel revenues

Our hotel revenues are comprised of room revenue and food, beverage and other revenues. Total hotel revenues were $8.2 million for the three months ended September 30, 2025 compared to $8.5 million for the same period in 2024. Room revenues increased slightly by $0.1 million to $5.7 million for the 2025 period compared to $5.6 million for the 2024 period and food, beverage and other revenues decreased by $0.3 million to $2.6 million for the 2025 period compared to $2.9 million for the 2024 period.

Hotel operating expenses

Total hotel operating expenses were $5.2 million and $5.6 million for the three months ended September 30, 2025 and 2024, respectively. Room expenses were $3.3 million for both the 2025 and 2024 periods and food and beverage costs decreased by $0.5 million to $1.8 million for the 2025 period compared to $2.3 million for the 2024 period. The decrease in food and beverage costs of $0.5 million was primarily attributable to better expense control measures and a decrease in food and beverage sales during the 2025 period.

General and administrative expenses

General and administrative expenses increased slightly by $0.1 million to $0.5 million for the nine months ended September 30, 2025 compared to $0.4 million for the 2024 period.

Depreciation and amortization

Depreciation and amortization expense was $0.9 million for both the three months ended September 30, 2025 and 2024.

Casualty gain, net

On December 11, 2024, the Williamsburg Moxy Hotel suffered damage from a fire to one of its food and beverage venues located in an outdoor garden area. In connection with the fire, the Williamsburg Moxy Hotel Joint Venture recognized a net casualty gain of $0.6 million during the three months ended September 30, 2025. See “Williamsburg Moxy Hotel – Casualty Gain, Net” for additional information.

Interest expense

Interest expense was $2.6 million and $2.8 million for the three months ended September 30, 2025 and 2024, respectively. Interest expense is attributable to the financing associated with the Williamsburg Moxy Hotel and the outstanding principal advances of $12.6 million (included in Subordinated Advances – Related Party on the Consolidated Balance Sheets). The decrease in interest expense during the 2025 period reflects changes in market interest rates during the periods.

Earnings from investment in unconsolidated affiliated real estate entity

Our earnings from investment in unconsolidated affiliated real estate entity is solely attributable to our ownership interest in the 40 East End Ave. Joint Venture. Our earnings from investments in unconsolidated affiliated entities were losses of $46 and $97 during the three months ended September 30, 2025 and 2024, respectively. We account for our investment in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to Lightstone REIT III’s 25% membership interest in the Williamsburg Moxy Hotel Joint Venture.

Comparison of the nine months ended September 30, 2025 vs. September 30, 2024

Consolidated

During the nine months ended September 30, 2025 compared to same period in 2024, the Williamsburg Moxy Hotel experienced increases to the percentage of its rooms occupied to 91% from 89%, RevPAR to $244.77 from $238.22 and ADR to $270.11 from $268.48.

Hotel revenues

Our hotel revenues are comprised of room revenue and food, beverage and other revenue. Total hotel revenues were $21.9 million for the nine months ended September 30, 2025 compared to $21.3 million for the same period in 2024. Room revenues increased by $0.3 million to $14.4 million for the 2025 period from $14.1 million for the 2024 period and food, beverage and other revenues increased by $0.3 million to $7.5 million for the 2025 period from $7.2 million for the 2024 period.  The increase in room revenues reflects the higher occupancy and ADR during the 2025 period.

Hotel operating expenses

Total hotel operating expenses were $14.8 million and $15.9 million for the nine months ended September 30, 2025 and 2024, respectively. Room expenses were $9.3 million for both the 2025 and 2024 periods and food and beverage costs decreased by $1.0 million to $5.6 million for the 2025 period from $6.6 million for the 2024 period. The decrease in food and beverage costs of $1.0 million was attributable to better expense control measures during the 2025 period.

General and administrative expenses

General and administrative expenses increased slightly by $0.1 million to $1.5 million for the nine months ended September 30, 2025 compared to $1.4 million for the 2024 period.

Depreciation and amortization

Depreciation and amortization expense was $2.8 million for both the three months ended September 30, 2025 and 2024.

Casualty gain, net

On December 11, 2024, the Williamsburg Moxy Hotel suffered damage from a fire to one of its food and beverage venues located in an outdoor garden area. In connection with the fire, the Williamsburg Moxy Hotel Joint Venture recognized a casualty gain, net of $0.5 million during the nine months ended September 30, 2025. See “Williamsburg Moxy Hotel – Casualty Gain, Net” for additional information.

Interest expense

Interest expense was $7.8 million and $9.1 million for the nine months ended September 30, 2025 and 2024, respectively. Interest expense is attributable to the financing associated with the Williamsburg Moxy Hotel and the outstanding principal advances of $12.6 million (included in Subordinated Advances – Related Party on the Consolidated Balance Sheets). The decrease in interest expense during the 2025 period reflects the refinancing of the Moxy Hotel Joint Venture’s construction loan on April 19, 2024 and changes in market interest rates and the weighted average principal outstanding during the periods.

Earnings from investment in unconsolidated affiliated real estate entity

Our earnings from investment in unconsolidated affiliated real estate entity is solely attributable to our ownership interest in the 40 East End Ave. Joint Venture. Our earnings from investments in unconsolidated affiliated entities was income of $453 during the nine months ended September 30, 2025 compared to a loss of $293 for the same period in 2024. We account for our investment in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to Lightstone REIT III’s 25% membership interest in the Williamsburg Moxy Hotel Joint Venture.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2025, we had cash and cash equivalents of $8.0 million and restricted cash of $4.8 million. We believe that these items along with our pro rata share of the future cash flows we expect to be generated from the Williamsburg Moxy Hotel (including potential insurance recoveries), plus our pro rata share of any distributions from the 40 East End Ave. Joint Venture resulting from the potential sale of its two remaining unsold condominium units, will be sufficient to satisfy our expected cash requirements for at least 12 months from the date of filing this report. Our expected cash requirements primarily consist of anticipated operating expenses, scheduled debt service, any necessary capital contributions to the 40 East End Ave. Joint Venture for carrying costs associated with the 40 East End Avenue Project and distributions to our shareholders, if any, required to maintain our qualification as a REIT for the foreseeable future. Additionally, we also may seek additional capital contributions from Lightstone REIT III into the Williamsburg Moxy Hotel Joint Venture, if necessary.

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

We have agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities. As of September 30, 2025 and 2024, we owed the Advisor and its affiliated entities $1.5 million and $0.8 million, respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

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

The following table represents the fees incurred associated with the services provided by our Advisor for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Asset management fees (general and administrative costs)	$243	$243	$727	$729

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30,
	2025	2024

Net cash flows used in operating activities	$(1,419)	$(7,690)
Net cash flows provided by/(used in) investing activities	2,348	(3,145)
Net cash flows (used in)/provided by financing activities	(586)	14,622
Change in cash, cash equivalents and restricted cash	343	3,787
Cash, cash equivalents and restricted cash, beginning of the year	12,456	7,732
Cash, cash equivalents and restricted cash, end of the period	$12,799	$11,519

Operating activities

The net cash used in operating activities of $1.4 million during the nine months ended September 30, 2025 consisted of our net loss of $4.0 million less the income from our investment in unconsolidated affiliated real estate entity of $0.5 million and the casualty gain, net of $1.0 million plus depreciation and amortization of $2.8 million, amortization of deferred financing costs of $0.8 million and the net changes  in operating assets and liabilities of $0.4 million.

Investing activities

The net cash provided by investing activities of $2.3 million during the nine months ended September 30, 2025 million consisted of distributions from the 40 East End Joint Venture of $3.4 million, proceeds from insurance claim of $0.5 million and purchases of investment property of $1.5 million.

Financing activities

The net cash used in financing activities during the nine months ended September 30, 2025 of $0.6 million consisted of redemptions and cancellation of Common Shares.

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

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, we formed the Williamsburg Moxy Hotel Joint Venture with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of our membership interest in Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to its acquisition, Lightstone REIT III has made capital contributions to the Williamsburg Moxy Hotel Joint Venture  aggregating $6.4 million through September 30, 2025.

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

Casualty Gain, Net

On December 11, 2024, the Williamsburg Moxy Hotel suffered damage from a fire to one of its food and beverage venues, which is located in an outdoor garden area.  During the fourth quarter of 2024, the Williamsburg Moxy Hotel Joint Venture wrote-off the carrying value of the physically damaged assets of $0.8 million and incurred remediation costs of $0.2 million. However, the Williamsburg Moxy Hotel Joint Venture maintains property, general liability and business interruption insurance coverage and has filed an insurance claim for the damages incurred, including loss of business. Subsequently, the Williamsburg Moxy Hotel Joint Venture received an initial advance of $0.5 million from its insurance carriers and therefore, recognized a casualty loss, net of $0.5 million during the fourth quarter of 2024.

During the first quarter of 2025, additional remediation costs of $0.1 million were incurred and the Williamsburg Moxy Hotel Joint Venture recognized a casualty loss of that amount. During the third quarter of 2025, the insurance carriers agreed to fund an additional advance of $1.0 million (included in accounts receivable and other assets on the consolidated balance sheet as of September 30, 2025) and additional remediation costs of $0.4 million were incurred and the Williamsburg Moxy Hotel Joint Venture recognized a casualty gain, net of $0.6 million. As a result, during the nine months ended September 30, 2025, the Williamsburg Moxy Hotel Joint Venture has recognized a casualty gain, net of $0.5 million.

Because the insurance claim has not yet been finalized, the Williamsburg Moxy Hotel Joint Venture currently expects to receive additional recoveries from its insurance carriers; particularly related to the interruption of the operations of the damaged food and beverage venue, which reopened for business during the third quarter of 2025. However, there can be no assurance that the Williamsburg Moxy Hotel Joint Venture will receive any further proceeds related to this insurance claim.

Moxy Mortgage Loans

On April 19, 2024, the Williamsburg Moxy Joint Venture entered into an $86.0 million senior mortgage loan facility (the “Moxy Senior Loan”) and a $9.0 million junior mortgage loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Mortgage Loans”) with unrelated third parties.

The Moxy Mortgage Loans bear interest at SOFR plus 5.10%, subject to an 8.75% floor. The Moxy Mortgage Loans initially mature on April 19, 2027, but may be further extended through the exercise of two six-month extension options, subject to the satisfaction of certain conditions. The Moxy Mortgage Loans require monthly interest-only payments with their outstanding principal due in full at maturity and are collateralized by the Williamsburg Moxy Hotel, however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. The Williamsburg Moxy Hotel Joint Venture used $85.8 million of the aggregate proceeds from the Moxy Mortgage Loans in connection with the payoff of a construction loan used for the development of the Williamsburg Moxy Hotel consisting of the outstanding indebtedness (principal and interest) of $86.0 million and loan exit fees of $0.8 million, net of restricted escrows of $1.0 million. SOFR as of September 30, 2025 and December 31, 2024 was 4.31% and 4.53%, respectively.

As of both September 30, 2025 and December 31, 2024, the outstanding principal balance of the Moxy Mortgage Loans was $95.0 million, which is presented net of deferred financing fees of $1.8 million and $2.6 million, respectively, on the consolidated balance sheets and is classified as mortgages payable, net.

In connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture has provided certain interest and carry costs guarantees. Furthermore, in connection with the Moxy Mortgage Loans, $3.2 million of the initial proceeds advanced at closing were used to fund reserves for interest, real estate taxes and insurance. Additionally, in connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture paid an aggregate of $2.8 million of loan fees and expenses and accrued $0.5 million of loan exit fees which are included in other liabilities on the consolidated balance sheets as of September 30, 2025 and December 31, 2024.

The Moxy Mortgage Loans require the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum debt service coverage ratio (“DSCR”), which if not met, beginning with the calendar quarter ended September 30, 2025, provide the lender with an option to retain any excess cash flow from the property until such time as the prescribed minimum DSCR is met for two consecutive calendar quarters. As of September 30, 2025, the Williamsburg Moxy Hotel Joint Venture did not meet the prescribed minimum DSCR and the lender has indicated that they do not intend to retain excess cash flow pending finalization of the open insurance claim.

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

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through September 30, 2025, 27 of the 29 units have been sold and the 40 East End Ave. Joint Venture owns the remaining two unsold units, which are referred to as the 40 East End Avenue Project.

During the nine months ended September 30, 2025, we received distributions from the 40 East End Ave. Joint Venture of $3.4 million and made contributions of $0.1 million to the 40 East End Ave. Joint Venture. During the nine months ended September 30, 2024, we made contributions of $0.2 million to the 40 East End Ave. Joint Venture.

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

Our SRP currently provides for redemption requests to be submitted in connection with either a stockholder’s death or certain hardships and the price for all such purchases has been set at our estimated NAV per Share as of the date of actual redemption. Our estimated NAV per Share is determined by our Board of Directors and reported by us from time to time. Requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death to be eligible for consideration.

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

For the nine months ended September 30, 2025, we repurchased 61,725 Common Shares at a weighted average price per share of $9.49. For the nine months ended September 30, 2024, we repurchased 63,898 Common Shares at a weighted average price per share of $9.66.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	Inline XBRL (Inline eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus REIT IV, Inc. on Form 10-Q for the quarter ended September 30, 2025, filed with the SEC on November 14, 2025, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT IV, INC.

Date: November 14, 2025	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)