Form 10-K
period 2025-12-31
Lightstone Value Plus REIT IV, Inc.
filed 2026-03-30
CIK 1619312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2025

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission file number 000-55773

LIGHTSTONE VALUE PLUS REIT IV, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-1796830
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1985 Cedar Bridge Avenue, Suite 1, Lakewood, NJ	08701
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:  732-367-0129

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

sub

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

There is no established market for the registrant’s shares of common stock (“Common Shares”). On March 20, 2026, the registrant’s board of director determined and approved an estimated net asset value (“NAV”) per Common Share, as of December 31, 2025, of $9.38. For a full description of the methodologies used to estimate the registrant’s NAV per Share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Market Information”. As of June 30, 2025, the last business day of the registrant’s most recently completed second quarter, there were 7.9 million Common Shares held by non-affiliates of the registrant. As of March 16, 2026, there were 7.9 million Common Shares held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIGHTSTONE VALUE PLUS REIT IV, INC.

i

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K (the “Annual Report”) constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include discussion and analysis of the financial condition of Lightstone Value Plus REIT IV, Inc. and our subsidiaries (which may be referred to herein as “Lightstone REIT IV”, the “Company,” “we,” “us” or “our”). Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These forward-looking statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on them. Although we believe the expectations reflected in any forward-looking statements contained in this Annual Report are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results of operations may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors described below:

●	market and economic challenges experienced by the United States (“U.S.”) and global economies or real estate industry as a whole and the local economic conditions in the markets in which our investments are located. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; such as the intensely competitive market environment in the real estate industry, inflation, the impact of tariffs and global trade disruptions, recessionary pressure, supply chain disruptions, wars and acts of war, geopolitical tensions, political upheaval or uncertainty, the potential for violence, civil unrest, criminal activity or terrorism at our real estate properties, the availability and cost of comprehensive insurance coverage, the effects of climate change, environmental liabilities; natural or other disasters, security breaches that could compromise our information technology or infrastructure, cybercrime, and uncertainties regarding outbreaks of contagious diseases leading to pandemics, epidemics or public health crises and the associated governmental restrictions that could impact our results of operations and financial condition;

●	the availability of cash to fund our operations; including our future property operating expenses, general and administrative costs, regularly scheduled debt service, upcoming principal maturities and capital expenditures for our real estate properties;

●	the availability of cash to fund any redemptions of our shares of common stock (“Common Shares”);

●	the risks associated with the determination of our net asset value (“NAV”) per Common Share (“NAV per Share”);

●	the availability of cash flow from our operating activities to fund any distributions required to maintain our status as a real estate investment trust (“REIT”);

●	conflicts of interest arising out of our relationships with our external advisor and its affiliates;

●	our ability to retain our executive officers and other key individuals who provide advisory and property management services to us;

ii

●	our level of debt and the terms and limitations imposed on us by our debt agreements;

●	any disruptions in the financial markets that may adversely affect the availability of credit generally, and any failure by us to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;

●	our ability to make accretive investments;

●	risks associated with our acquisition or origination of real estate investments, including the ability to diversify our portfolio of assets;

●	risks related to any joint venture investments;

●	changes in market factors that could impact the rental rates and operating costs associated with our real estate investments;

●	our ability to secure leases at favorable rental rates for our real estate investments;

●	risks associated with the management of our assets;

●	general risks related to real estate investments, including their illiquidity;

●	our ability to sell our assets at a price and on a timeline consistent with our investment objectives;

●	the risk of impairment charges on our assets;

●	the risks associated with technological advances and challenges, such as the use and impact of artificial intelligence and machine learning;

●	unfavorable changes in laws, ordinances or regulations impacting our business, our assets or our key relationships;

●	changes in tax laws or regulations that result in adverse tax consequences; and

●	our continued ability to maintain our status as a REIT.

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

iii

PART I.

Dollar amounts in this Annual Report on Form 10-K (the “Annual Report”) are presented in thousands, except per share, revenue per available room (“RevPAR”), average daily rate (“ADR”) and where indicated in millions. References to quarters in this Annual Report are based on calendar quarters.

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

We have one operating segment. As of December 31, 2025, we majority owned and consolidated the operating results of Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), a joint venture in which we have a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

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

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through December 31, 2025, 27 of the 29 condominium units have been sold and the remaining two unsold condominium units, which are referred to as the 40 East End Avenue Project. One of the remaining unsold condominium units was sold during February 2026. Various affiliated entities majority-owned and/or controlled by David Lichtenstein, who majority owns and controls the Sponsor, own the other approximate 66.7% membership in the 40 East End Ave. Joint Venture.

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

We have no employees. We are dependent on the Advisor and certain affiliates of our Sponsor for performing a full range of services that are essential to us, including asset management, property management (excluding our hospitality property, which is managed by unrelated third-party property managers) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology and investor relations services. If the Advisor and certain affiliates of our Sponsor are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from another party or other parties.

Our Common Shares are not currently listed on any national securities exchange. We may seek to list our Common Shares for trading on a national securities exchange only if a majority of our independent directors believe listing them would be in the best interest of our stockholders. However, we do not intend to list our Common Shares at this time. We do not anticipate that there would be any active market for our Common Shares until they are listed for trading.

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

Subordinated Advances – Related Party

On March 18, 2016, we and the Sponsor entered into a subordinated unsecured loan agreement (the “Subordinated Loan Agreement”) pursuant to which the Sponsor made aggregate principal advances of $12.6 million to us through March 31, 2017 (the termination date of the Offering). The outstanding principal advances bear interest at a rate of 1.48%, but no interest or principal is due and payable to the Sponsor until each holder of our Common Shares has received liquidation distributions equal to their respective net investment (defined as $10.00 per Common Share) plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investment.

In the event of our liquidation, the distribution of any available net proceeds initially will be made to holders of our Common Shares until they have received liquidation distributions equal to their respective net investment plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investment. Thereafter, only if additional liquidating distributions are available, would we be obligated to repay the outstanding principal advances and related accrued interest to the Sponsor. In the event that any additional liquidation distributions are still available, 85% of the aggregate will be payable to the holders of our Common Shares and the remaining 15% to the Sponsor.

The outstanding principal advances and the related accrued interest are subordinate to all of our obligations as well as to the holders of our Common Shares in an amount equal to the shareholder’s net investment plus a cumulative, pre-tax, non-compounded annual return of 8.0% and only potentially payable to the Sponsor in connection with a liquidation event.

Due to the termination of the Offering on March 31, 2017, the Sponsor is no longer obligated to make any additional principal advances to us. However, interest will continue to accrue on the outstanding principal advances and the repayment, if any, of the principal advances and related accrued interest will be made according to the terms of the Subordinated Loan Agreement discussed above.

As of December 31, 2025 and 2024, the aggregate outstanding principal advances and related accrued interest were $14.4 million and $14.2 million, respectively, which are classified as subordinated advances - related party on our consolidated balance sheets.

We accrued $187 of interest expense on the outstanding principal advances during both the years ended December 31, 2025 and 2024, respectively.

Primary Investment Objectives

Our primary investment objectives are to preserve and protect our stockholders’ net investment and to pay distributions to our stockholders, if necessary, to maintain our qualification as a REIT. We expect to achieve these objectives through investments in real estate properties and by making other real-estate-related investments.

Investment Policies

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

Sale and Disposition Policies

We currently intend to hold our real estate investments until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. As each of our investments reaches what we believe to be its optimum value, we may consider disposing of it and may do so for the purpose of reinvesting all or a portion of the net sales proceeds into other real estate properties and/or real estate-related investments, distributing all or a portion of the net sale proceeds to our stockholders or satisfying our other obligations. An investment may be sold at any time if, in the judgment of our Advisor and our independent board members, its sale is determined to be in our best interests.

Tax Status and Income Taxes

We elected to qualify and be taxed as a REIT commencing with the taxable year ended December 31, 2016. As a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles in the U.S. (“GAAP”)), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at the regular corporate rate, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our earnings and net cash available for distribution to our stockholders, if any. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our taxable income and property and to U.S. federal income taxes and excise taxes on our undistributed taxable income, if any.

To maintain our qualification as a REIT, we engage in certain activities through a taxable REIT subsidiary (“TRS”), including when we acquire or develop and construct a hotel, we usually establish a new TRS and enter into an operating lease agreement for the hotel. As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

As of December 31, 2025 and 2024, we had no material uncertain income tax positions.

Concentration of Credit Risk

As of December 31, 2025 and 2024, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk for our cash and cash equivalents or restricted cash.

Current Environment

Our operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, new and existing competition, inflation, the impact of tariffs and global trade disruptions, recessionary pressures, supply chain disruptions, wars and acts of war, geopolitical tensions, political upheaval or uncertainty, potential violence, civil unrest, criminal activity or terrorism, the availability and cost of comprehensive insurance coverage, the effects of climate change, environmental liabilities, natural and other disasters, security breaches and cybercrime, any disruptions in the financial markets that may adversely affect the availability or terms of financings, unfavorable changes in laws, ordinances and regulations, technological advances and challenges, such as the use and impact of artificial intelligence and machine learning, and loss of key relationships.

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation or tariffs, higher interest rates, labor and supply chain challenges, and other changes in economic conditions, could adversely affect our future results of operations and financial condition.

Competition

Hotel and other commercial real estate markets are highly competitive. This competition could reduce our hotel’s occupancy levels and ADR , which would adversely affect our operations. We face competition from many sources. We face competition from other hotels and other rental properties both in the immediate vicinity and the geographic market where our hotel is located. Overbuilding in the hotel industry would increase the number of rooms available potentially leading to a decrease in our hotel’s occupancy levels and ADR. In addition, increases in the operating costs for our hotel due to inflation may not be fully or even partially offset by any increase in our ADR. We also face competition from nationally recognized hotel brands with which we are not currently associated.

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

Competition from these and other third-party real estate investors may limit the number of suitable investment opportunities available to us. It may also result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments at attractive terms.

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

Available Information

We electronically submit various filings to the U.S. Securities and Exchange Commission (the “SEC”) including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. Copies of our filings with the SEC may be obtained from our website at www.lightstonecapitalmarkets.com or at the SEC’s website at www.sec.gov. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this or any of our other filings.

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

ITEM 2. PROPERTIES:

Consolidated Property

As of December 31, 2025,  we majority owned and consolidated the operating results of the Williamsburg Moxy Hotel Joint Venture, a joint venture in which we have a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in the 40 East End Ave. Joint Venture. We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

Unconsolidated Property

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

		Available Rooms	Percentage Occupied	RevPAR	ADR
		for the Year Ended	for the Year Ended	for the Year Ended	for the Year Ended
Location	Year Built	December 31, 2025	December 31, 2025	December 31, 2025	December 31, 2025

Williamsburg, New York	2023	78,840	92%	$267.05	$291.79

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through December 31, 2025, 27 of the 29 condominium units have been sold and the 40 East End Ave. Joint Venture owns the remaining two unsold condominium units which are referred to as the 40 East End Avenue Project. One of the remaining unsold condominium units was sold during February 2026.Various affiliated entities majority-owned and/or controlled by David Lichtenstein, who majority owns and controls the Sponsor, own the other approximate 66.7% membership in the 40 East End Ave. Joint Venture.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

Shareholder Information

As of March 16, 2026, we had 8.1 million Common Shares outstanding, held by a total of 2,136 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

Market Information

Our Common Shares are not currently listed on any national securities exchange. We may seek to list our Common Shares for trading on a national securities exchange only if a majority of our independent directors believe listing them would be in the best interest of its stockholders. However, we do not intend to list our Common Shares at this time. We do not anticipate that there would be any active market for our Common Shares until they are listed for trading.

Estimated Net Asset Value (“NAV”) and NAV per Common Share (“NAV per Share”)

On March 20, 2026, our Board of Directors determined and approved our estimated NAV of $76.4 million and resulting NAV per Share of $9.38, both as of December 31, 2025. In connection with our Offering, which terminated on March 31, 2017, the Sponsor funded an aggregate of $12.6 million of principal advances under the Subordinated Loan Agreement, which bear interest at a rate of 1.48%. As of December 31, 2025, the aggregate outstanding principal advances and related accrued interest was $14.4 million, which are classified as subordinated advances - related party on our consolidated balance sheet. However, in the calculation of our estimated NAV as of December 31, 2025, no allocation of value was made to subordinated advances – related party because the estimated NAV per Share did not exceed an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 8.0% as of that date. Our estimated NAV and resulting NAV per Share are based upon the estimated fair value of our assets and liabilities as of December 31, 2025 and are effective as of March 20, 2026.

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

Process and Methodology

Our business is externally managed by the Advisor, an affiliate of the Lightstone Group, LLC, which provides advisory services to us and we have no employees. Our Advisor, along with any necessary material assistance or confirmation of a third-party valuation expert or service, is responsible for calculating our NAV, which we currently expect will be done on at least an annual basis unless our Common Shares are approved for listing on any national securities exchange. Our Board of Directors will review each estimate of NAV and approve the resulting NAV per Share.

Our estimated NAV per Share as of December 31, 2025 was calculated with the assistance of both our Advisor and Marshall & Steven’s Incorporated (“M&S”), an independent third-party valuation firm engaged by us to assist with the valuation of our assets, liabilities and any allocation of value to the Sponsor’s subordinated advances. Our Advisor recommended and our Board of Directors established the estimated NAV per Share as of December 31, 2025 based upon the analyses and reports provided by our Advisor and M&S. The process for estimating the value of our assets, liabilities and allocations of value to our Sponsor’s subordinated advances is performed in accordance with the provisions of the Investment Program Association (the “IPA”) Practice Guideline 2013-01, “Valuations of Publicly Registered Non-Listed REITs,” issued April 29, 2013. We believe that our valuations were developed in a manner reasonably designed to ensure their reliability.

The engagement of M&S with respect to our NAV per Share as of December 31, 2025 was approved by our Board of Directors, including all of our independent directors. M&S has extensive experience in conducting asset valuations, including valuations of commercial real estate, debt, properties and real estate-related investments.

With respect to our NAV per Share as of December 31, 2025, M&S prepared appraisal reports summarizing key inputs and assumptions on the two real estate assets (the Williamsburg Moxy Hotel and the 40 East End Avenue Project) in which we held ownership interests as of December 31, 2025.

M&S also prepared a NAV report (the “December 2025 NAV Report”) which summarized the values of our ownership interests in the real estate assets, non-real estate assets and liabilities, which were used to calculate our estimated NAV and resulting NAV per Share, all as of December 31, 2025. The December 2025 NAV Report relied upon M&S’s appraisal reports for the Williamsburg Moxy Hotel and the 40 East End Avenue Project and our Advisor’s estimate of the value of cash and cash equivalents, restricted cash and other assets, mortgage payable and accounts payable, accrued expenses and other liabilities to calculate our estimated NAV and resulting NAV per Share as of December 31, 2025.

The table below sets forth the calculation of our estimated NAV and resulting NAV per Share as of December 31, 2025 as well as the comparable calculation as of December 31, 2024. Certain amounts are reflected net of noncontrolling interests, as applicable.

	As of December 31, 2025		As of December 31, 2024
	Value	Per Share	Value	Per Share

Net Assets:
Real Estate Assets:
Investment property	$134,625,000		$133,125,000
Investment in unconsolidated affiliated real estate enity	5,710,316		8,945,838
Total real estate assets	140,335,316	$17.24	142,070,838	$17.28
Non-Real Estate Assets:
Cash and cash equivalents	7,696,459		6,564,215
Restricted cash and other assets	4,975,789		4,616,305
Total non-real estate assets	12,672,248	1.56	11,180,520	1.36
Total Assets	153,007,564	18.80	153,251,358	18.64
Liabilities:
Mortgage payable	(70,142,438)		(69,311,767)
Due to related parties	(1,733,955)		(772,608)
Accounts payable, accrued expenses and other liabilities	(4,752,336)		(5,094,608)
Total liabilities	(76,628,729)	(9.42)	(75,178,983)	(9.14)

NAV	$76,378,835	$9.38	$78,072,375	$9.50

Common Shares Outstanding	8,139,513		8,221,742

Use of an Independent Valuation Firm

As discussed above, our Advisor is responsible for calculating our NAV. In connection with determining our NAV, our Advisor may rely on the material assistance or confirmation of a third-party valuation expert or service. In this regard, M&S was selected by our Board of Directors to assist our Advisor in the calculation of our estimated NAV and resulting NAV per Share as of December 31, 2025. M&S services included appraising the Williamsburg Moxy Hotel and 40 East Avenue Project and preparing the December 2025 NAV Report. M&S is engaged in the business of appraising commercial real estate properties and is not affiliated with us or the Advisor. The compensation we paid to M&S was based on the scope of work and not on the appraised values of our real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. M&S appraisal reports were reviewed, approved, and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its reports, M&S did not, and was not requested to; solicit third-party indications of interest for our Common Shares in connection with possible purchases thereof or the acquisition of all or any part of us. In preparing its appraisal reports, M&S did not, and was not requested to solicit third-party indications of interest for our Common Shares in connection with possible purchases thereof or the acquisition of all or any part of us.

M&S collected reasonably available material information that it deemed relevant in appraising our real estate properties. M&S relied in part on property-level information provided by our Advisor, including property historical and projected operating revenues and expenses and/or information regarding recent or planned capital expenditures.

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

In performing its analyses, M&S made numerous other assumptions as of various points in time with respect to industry performance, general business, economic, and regulatory conditions, and other matters, many of which are beyond their control and our control. M&S also made assumptions with respect to certain factual matters. For example, unless specifically informed to the contrary, M&S assumed that our joint ventures have clear and marketable title to each real estate property appraised, that no title defects exist, that any improvements were made in accordance with law, that no hazardous materials are present or were present previously, that no significant deed restrictions exist, and that no changes to zoning ordinances or regulations governing use, density, or shape are pending or being considered. Furthermore, M&S’s analyses, opinions, and conclusions were necessarily based upon market, economic, financial, and other circumstances and conditions existing as of or prior to the date of M&S’s appraisal reports, and any material change in such circumstances and conditions may affect M&S’s analyses and conclusions. M&S’s appraisal reports contain other assumptions, qualifications, and limitations that qualify the analyses, opinions, and conclusions set forth therein. Furthermore, the prices at which our ownership interests in the real estate properties may actually be sold could differ from M&S’s analyses.

M&S is actively engaged in the business of appraising commercial real estate properties and real estate related-investments similar to those owned or invested by us in connection with public security offerings, private placements, business combinations, and similar transactions. We do not believe that there are any material conflicts of interest between M&S, on the one hand, and us, the Sponsor, the Advisor, and our affiliates, on the other hand. Our Advisor engaged M&S on behalf of our Board of Directors to deliver their reports to assist in the NAV calculation as of December 31, 2025 and M&S received compensation for those efforts. In addition, we agreed to indemnify M&S against certain liabilities arising out of this engagement. M&S has previously assisted in our prior NAV calculations and has also been engaged by us for certain valuation services with respect to our investments. M&S may from time to time in the future perform other services for us and our Sponsor or other affiliates of the Sponsor, so long as such other services do not adversely affect the independence of M&S as certified in their appraisal reports. During the past two years M&S has also been engaged to provide appraisal services to another non-traded REIT sponsored by our Sponsor for which it was paid usual and customary fees.

Although M&S considered any comments received from us and the Advisor relating to their reports, the final estimated fair values for the Williamsburg Moxy Hotel and 40 East End Avenue Project were determined by M&S. The reports were addressed to our Board of Directors to assist our Board of Directors in calculating an estimated NAV per Share as of December 31, 2025. The reports were not addressed to the public, may not be relied upon by any other person to establish an estimated NAV per Share, and do not constitute a recommendation to any person to purchase or sell any Common Shares.

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

Real estate assets

As of December 31, 2025, we majority owned and consolidated the operating results of the Williamsburg Moxy Hotel Joint Venture, a joint venture in which we have a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in the 40 East End Ave. Joint Venture. We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

The Williamsburg Moxy Hotel Joint Venture developed, constructed and owns the Williamsburg Moxy Hotel, a 216-room Marriott branded hotel located in the Williamsburg neighborhood in the Brooklyn borough of New York City, which opened on March 7, 2023. Lightstone REIT III, a REIT also sponsored by the Sponsor and a related party, owns the other 25% membership interest in the Williamsburg Moxy Hotel Joint Venture, which is accounted for as noncontrolling interests in our consolidated financial statements.

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through December 31, 2025, 27 of the 29 condominium units have been sold and the 40 East End Ave. Joint Venture owns the remaining two unsold condominium units which are referred to as the 40 East End Avenue Project. Various affiliated entities majority-owned and/or controlled by David Lichtenstein, who majority owns and controls the Sponsor, own the other approximate 66.7% membership in the 40 East End Ave. Joint Venture.

As described above, we engaged M&S to provide an appraisal of the Williamsburg Moxy Hotel and the 40 East End Avenue Project as of December 31, 2025.

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

M&S prepared their appraisal reports summarizing key inputs and assumptions for each of the appraised properties using financial information provided by us and our Advisor. From such review, M&S selected the appropriate cash flow discount rate, residual discount rate, and terminal capitalization rate in the DCF Analysis, if applicable, the appropriate capitalization rate in the direct capitalization analysis and the appropriate price per unit in the sales comparison analysis. For any property which we do not own 100% of the ownership interest, the property value was adjusted to reflect our ownership interest in such property after consideration of the distribution priorities associated with such property.

The estimated values for our investments in real estate may or may not represent current market values and do not equal the book values of our real estate investments in accordance with GAAP. The Williamsburg Moxy Hotel is consolidated and carried in our consolidated financial statements at its amortized cost basis and classified as investment property on our consolidated balance sheet. Our unconsolidated ownership interest in the 40 East End Avenue Joint Venture, which owns the 40 East End Avenue Project, is accounted for under the equity method of accounting in our consolidated financial statements.

The following summarizes the valuation approaches used for our real estate assets:

Investment property:

M&S deemed it appropriate to determine the estimated fair value of the Williamsburg Moxy Hotel as December 31, 2025 of $179.5 million using a DCF Analysis. The following summarizes the key assumptions that were used in the DCF Analysis to estimate the value of our Williamsburg Moxy Hotel as of December 31, 2025:

Weighted-average:
Exit capitalization rate	7.00%
Discount rate	9.00%
Annual market rent growth rate	3.24%
Annual NOI growth rate	3.32%
Holding period (in years)	10

Accordingly, the estimated fair value of our 75% ownership interest in the Williamsburg Moxy Hotel was $134.6 million compared to our relative carrying value of $90.4 million, both as of December 31, 2025.

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

	Change in NAV per Share
	Increase of 25 basis points	Decrease of 25 basis points
Capitalization rate	$(0.29)	$0.28
Discount rate	$(0.28)	$0.26

Investment in unconsolidated affiliated real estate entity:

M&S deemed it appropriate to determine the estimated fair value of the 40 East End Ave. Joint Venture’s ownership in the 40 East End Avenue Project (the two remaining unsold condominium units) as December 31, 2025 of $16.2 million based on a DCF Analysis of the estimated net sales proceeds taking into consideration the expected timing of the sales for the remaining unsold units, as well as the remaining estimated carrying costs. M&S used a discount rate of 8.0% in the DCF Analysis.

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

As of December 31, 2025, the estimated fair value of our approximate 33.3% ownership interest in the 40 East End Ave. Joint Venture of approximately $5.7 million was calculated based on the appraised value of the 40 East End Avenue Project of $16.2 million plus all of the 40 East End Ave. Joint Venture’s non-real estate assets, net of $0.9 million. The estimated fair value of our approximate 33.3% ownership interest in the 40 East End Ave. Joint Venture was $5.7 million compared to our carrying value of $5.4 million, both as of December 31, 2025.

Cash and cash equivalents: As of December 31, 2025, the estimated value of our cash and cash equivalents equals its carrying value.

Restricted cash and other assets: As of December 31, 2025, the estimated values of our restricted cash and other assets approximate their carrying values due to their short maturities.

Mortgage payable, net: As of December 31, 2025, we have a mortgage payable that bears interest at a variable rate. The estimated value of our variable-rate mortgage loan was deemed to approximate its carrying value because its interest rate moves in conjunction with changes to market interest rates.

Due to related parties: The carrying values of our due to related parties were considered to equal their fair value due to their short maturities.

Accounts payable, accrued expenses and other liabilities: As of December 31, 2025, the carrying values of our accounts payable, accrued expenses and other liabilities were considered to equal their fair value due to their short maturities.

Subordinated advances – related party: Our subordinated advances –related party, consisting of $12.6 million of principal advances made by our Sponsor under the Subordinated Loan Agreement and the related accrued interest, are classified as a liability on our consolidated balance sheets. However, for purposes of our NAV, we do not estimate their fair value in accordance with GAAP. Rather, the IPA’s Practice Guideline 2013-01 provides for adjustments to the NAV for preferred securities, special interests and incentive fees based on the aggregate NAV of the Company and payable to the Sponsor in a hypothetical liquidation of the Company as of the valuation date in accordance with the provisions of the partnership or Advisory agreements and the terms of the preferred securities. Because our subordinated advances – related party are only potentially payable to our Sponsor in a liquidation event, we believe they should be valued for our NAV in accordance with these provisions.

In conjunction with estimating our NAV per Share, no allocations of value are made to our subordinated advances – related party unless the estimated NAV per Share exceeds $10.00 per share plus a cumulative, pre-tax non-compounded annual return of 8.0% as of the valuation date. In the calculation of our estimated NAV per Share as of December 31, 2025, no allocation of value was made to our subordinated advances – related party because the estimated NAV per Share did not exceed an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 8.0% as of that date.

Historical Estimated NAV and resulting NAV per Share

Additional information on our historical reported estimated NAV and resulting NAV per Share as of December 31, 2024 may be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed on March 26, 2025.

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

As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive different estimated NAVs per share, and these differences could be significant. The estimated NAV per Share is not audited and does not represent the fair value of our assets less our liabilities in accordance with GAAP, nor do they represent an actual liquidation value of our assets and liabilities or the price that our Common Shares would trade at on a national securities exchange. As of the date of this filing, although we have not sought stockholder approval to adopt a plan of liquidation of the Company, certain distributions may be payable to our Sponsor in connection with a liquidation event. Accordingly, our estimated NAV per Share reflects any allocation of value to the Sponsor’s subordinated advances representing the amount that would be payable to the sponsor in connection with a liquidation event pursuant to the guidelines for estimating NAV contained in IPA Practice Guideline 2013-01. Our estimated NAV per Share is based on the estimated value of our assets less the estimated value of our liabilities less any allocations of value to the Sponsor’s subordinated advances divided by the number of our diluted Common Shares outstanding, all as of the date indicated. Our estimated NAV per Share does not reflect a discount for the fact we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated NAV per Share does not take into account estimated liquidation costs or fees or penalties, if any, that may apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of certain debt. Our NAV per Share will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and the management of those assets and changes in the real estate and capital markets. Different parties using different assumptions and estimates could derive different NAVs and resulting estimated NAVs per share, and these differences could be significant. Markets for real estate and real estate-related investments can fluctuate and values are expected to change in the future. We currently expect that our Advisor will estimate our NAV on at least an annual basis. Our Board of Directors will review and approve each estimate of NAV.

The following factors may cause a stockholder not to ultimately realize distributions per Common Share equal to the estimated NAV per Share upon liquidation:

●	The methodology used to determine estimated NAV per Share includes a number of estimates and assumptions that may not prove to be accurate or complete as compared to the actual amounts received in the liquidation;

●	In a liquidation, certain assets may not be liquidated at their estimated values;

●	In a liquidation, debt obligations may have to be prepaid and the costs of any prepayment penalties may reduce the liquidation amounts. Prepayment penalties are not included in determining the estimated value of liabilities in determining estimated NAV;

●	In a liquidation, the real estate assets may derive a portfolio premium which premium is not considered in determining estimated NAV;

●	In a liquidation, the potential buyers of the assets may use different estimates and assumptions than those used in determining estimated NAV;

●	If the liquidation occurs through a listing of the Common Shares on a national securities exchange, the capital markets may value our net assets at a different amount than the estimated NAV. Such valuation would likely be based upon customary REIT valuation methodology such as funds from operation (‘‘FFO’’) multiples of other comparable REITs, FFO coverage of dividends and adjusted FFO payout of our anticipated dividend; and

●	If the liquidation occurs through a merger of us with another REIT, the amount realized for the Common Shares may not equal the estimated NAV per Share because of many factors including the aggregate consideration received, the make-up of the consideration (e.g., cash, stock or both), the performance of any stock received as part of the consideration during the merger process and thereafter, the reception of the merger in the market and whether the market believes the pricing of the merger was fair to both parties.

SRP

Our share repurchase program (the “SRP”), as amended from time to time by our Board of Directors, may provide our stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to us, subject to various restrictions.

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

Additionally, our Board of Directors has established that on an annual basis we will not redeem in excess of 0.5% of the number of Common Shares outstanding as of the end of the preceding year for both death redemptions and hardship redemptions. Additionally, eligible redemption requests have been and are generally expected to be processed on a quarterly basis and are subject to proration if the type of redemption requests exceeds its annual limitation (subject to a quarterly factor) as established by our Board of Directors. Furthermore, our Board of Directors may, at their sole discretion, amend or suspend the SRP at any time without any notice to stockholders.

For the year ended December 31, 2025, we repurchased 82,229 Common Shares at a weighted average price per share of $9.49. For the year ended December 31, 2024, we repurchased 84,614 Common Shares at a weighted average price per share of $9.61.

Distributions on Common Shares

We made an election to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2016. U.S. federal tax law requires a REIT to distribute at least 90% of its annual REIT taxable income (which does not equal net income, as calculated in accordance with GAAP determined without regard to the deduction for dividends paid and excluding any net capital gain in order to maintain its REIT status. However, in order to continue to qualify for REIT status, it is possible we may be unable to make any such required distributions if they are in an amount in excess of our available cash.

Our distributions, if any, are authorized at the discretion of our Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. The Board of Directors considers various factors in its determination, including but not limited to, our sources and availability of capital, our operating and interest expenses, our ability to refinance near-term debt, as well as the Internal Revenue Service’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. Although our Board of Directors’ decisions will be substantially influenced by the intention to maintain our federal tax status as a REIT, we cannot provide assurance that we will pay distributions at any particular level, or at all.

No distributions have been declared or paid on our Common Shares for any monthly periods subsequent to March 2020.

Recent Sales of Unregistered Securities

During the period covered by this Annual Report, we did not sell any equity securities that were not registered under the Securities Act.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto included in this Annual Report. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” before Item 1 of this Annual Report for a description of these risks and uncertainties. Dollar amounts are presented in thousands, except per share data, RevPAR, ADR and where indicated in millions. References to quarters are based on calendar quarters.

Overview

Lightstone REIT IV, is a Maryland corporation, formed on September 9, 2014, which elected to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2016.

We have and currently expect to continue to seek opportunities to invest in real estate and real estate-related investments. Our real estate investments may include operating properties and development projects and our real estate-related investments may include mezzanine loans, mortgage loans, bridge loans and preferred equity interests, with a focus on development-related investments, including investments intended to finance development or redevelopment opportunities. We may also invest in debt and derivative securities related to real estate assets. A portion of our investments may be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly owned by (i) the Sponsor The Lightstone Group, LLC, which served as our Sponsor during our Offering, which terminated on March 31, 2017, (ii) its affiliates and/or (iii) other real estate investment programs it sponsors. Although we expect that most of our investments will be of these various types, we may also make other investments. In fact, we may invest in whatever types of investments that we believe are in our best interests.

We have one operating segment. As of December 31, 2025, we majority owned and consolidated the operating results of the Williamsburg Moxy Hotel Joint Venture, a joint venture in which we have a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in the 40 East End Ave. Joint Venture”). We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

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

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through December 31, 2025, 27 of the 29 condominium units have been sold and the 40 East End Ave. Joint Venture owns the remaining two unsold condominium units which are referred to as the 40 East End Avenue Project. One of the remaining unsold condominium units was sold during February 2026. Various affiliated entities majority-owned and/or controlled by David Lichtenstein, who majority owns and controls the Sponsor, own the other approximate 66.7% membership in the 40 East End Ave. Joint Venture.

Lightstone Real Estate Income LLC, a Delaware limited liability company our Advisor. Both the Sponsor and the Advisor are majority owned by David Lichtenstein. On September 12, 2014, the Advisor contributed $200 to Lightstone REIT IV in exchange for 20,000 Common Shares at $10.00 per share. Mr. Lichtenstein also owns 222,222 Common Shares which were issued on June 15, 2015 for $2.0 million, or $9.00 per share. Subject to the oversight of our Board of Directors and pursuant to the terms of an advisory agreement, the Advisor has the primary responsibility for making investment decisions on our behalf and managing our day-to-day operations. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT IV.

We have no employees. We are dependent on the Advisor and certain affiliates of our Sponsor for performing a full range of services that are essential to us, including asset management, property management (excluding our hospitality property, which is managed by unrelated third-party property managers) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology and investor relations services. If the Advisor and certain affiliates of our Sponsor are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from another or other parties.

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

On March 18, 2016, we and the Sponsor entered into the Subordinated Loan Agreement pursuant to which the Sponsor made aggregate principal advances of $12.6 million to us through March 31, 2017 (the termination date of the Offering). The outstanding principal advances bear interest at a rate of 1.48%, but no interest or principal is due and payable to the Sponsor until each holder of our Common Shares has received liquidation distributions equal to their respective net investment (defined as $10.00 per Common Share) plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investment.

In the event of our liquidation, the distribution of any available net proceeds initially will be made to holders of our Common Shares until they have received liquidation distributions equal to their respective net investment plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investment. Thereafter, only if additional liquidating distributions are available, would we be obligated to repay the outstanding principal advances and related accrued interest to the Sponsor. In the event that any additional liquidation distributions are still available, 85% of the aggregate will be payable to the holders of our Common Shares and the remaining 15% to the Sponsor.

The outstanding principal advances and the related accrued interest are subordinate to all of our obligations as well as to the holders of our Common Shares in an amount equal to the shareholder’s net investment plus a cumulative, pre-tax, non-compounded annual return of 8.0% and only potentially payable to the Sponsor in connection with a liquidation event.

Due to the termination of the Offering on March 31, 2017, the Sponsor is no longer obligated to make any additional principal advances to us. However, interest will continue to accrue on the outstanding principal advances and the repayment, if any, of the principal advances and related accrued interest will be made according to the terms of the Subordinated Loan Agreement discussed above.

As of December 31, 2025, the aggregate outstanding principal advances and related accrued interest were $14.4 million, which are classified as subordinated advances – related party on our consolidated balance sheet.

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

Concentration of Credit Risk

As of December 31, 2025 and 2024, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Current Environment

Our operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, new and existing competition, inflation, the impact of tariffs and global trade disruptions, recessionary pressures, supply chain disruptions, wars and acts of war, geopolitical tensions, political upheaval or uncertainty, potential violence, civil unrest, criminal activity or terrorism, the availability and cost of comprehensive insurance coverage, the effects of climate change, environmental liabilities, natural and other disasters, security breaches and cybercrime, any disruptions in the financial markets that may adversely affect the availability or terms of financings, unfavorable changes in laws, ordinances and regulations, technological advances and challenges, such as the use and impact of artificial intelligence and machine learning, and loss of key relationships.

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation or tariffs, higher interest rates, labor and supply chain challenges, and other changes in economic conditions, could adversely affect our future results of operations and financial condition.

We are not aware of any other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our operations, other than those referred to above or throughout this Annual Report. The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period.

Critical Accounting Estimates and Policies

Our consolidated financial statements, include our accounts and our subsidiaries (over which we exercise financial and operating control). All intercompany balances and transactions have been eliminated in consolidation.

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments about the effects of future events that are inherently uncertain. These estimates and judgments may affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

On an ongoing basis, we evaluate our estimates, including contingencies and litigation. We base these estimates on historical experience and on various assumptions that we believe to be reasonable in the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

To assist in understanding our results of operations and financial position, we have identified our critical accounting policies and discussed them below. We believe these accounting policies are most important to the portrayal of our results of operations and financial position, either because of the significance of the financial statement items to which they relate or because they require management’s most difficult, subjective or complex judgments.

Investments in Real Estate

We generally record investments in real estate at cost and capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of ordinary repairs and maintenance as incurred. We compute depreciation using the straight-line method over the estimated useful lives of the applicable real estate asset. We generally use estimated useful lives of up to 39 years for buildings and improvements, 15 years for land improvements and buildings improvements and 5 to 10 years for furniture and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

We make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our earnings because, if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

We record assets and groups of assets and liabilities which comprise disposal groups as held for sale when all of the following criteria are met: a decision has been made to sell, the assets are available for sale immediately, the assets are being actively marketed at a reasonable price in relation to the current fair value, a sale has been or is expected to be concluded within twelve months of the consolidated balance sheet date, and significant changes to the plan to sell are not expected. The assets and disposal groups held for sale are valued at the lower of book value or fair value less disposal costs. For sales of real estate or assets classified as held for sale, we evaluate whether a disposal transaction meets the criteria of a strategic shift and will have a major effect on our operations and financial results to determine if the results of operations and gains on sale of real estate will be presented as part of our continuing operations or as discontinued operations in our consolidated statements of operations. If the disposal represents a strategic shift, it will be classified as discontinued operations for all periods presented; if not, it will be presented in continuing operations.

We evaluate the recoverability of our investments in real estate assets at the lowest identifiable level, which is primarily at the individual property level. An impairment loss is recognized only if the carrying amount of a long-lived asset is not expected to be fully recoverable and it exceeds its fair value.

We evaluate the long-lived assets for potential impairment whenever events or changes in circumstances indicate that the total undiscounted projected cash flows are less than the carrying amount for a particular property. No single indicator would necessarily result in us preparing an estimate to determine if a long-lived asset’s future undiscounted cash flows are less than its book value. We use judgment to determine if the severity of any single indicator, or the fact there are a number of indicators of less severity that when combined, would result in an indication that a long-lived asset requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. Relevant facts and circumstances include, among others, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. The estimated cash flows used for the impairment analysis are subjective and require us to use our judgment and the determination of estimated fair value is based on our plans for the respective assets and our views of market and economic conditions. The estimates consider matters such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, may be substantial.

Investments in Unconsolidated Entities

We evaluate all investments in other entities for consolidation. We consider our percentage interest in the joint venture, evaluation of control and whether a variable interest entity (“VIE”) exists when determining whether or not the investment qualifies for consolidation or if it should be accounted for as an unconsolidated investment under the equity method of accounting.

If an investment qualifies for the equity method of accounting, our investment is recorded initially at cost, and subsequently adjusted for equity in earnings and any cash contributions and distributions. The earnings of an unconsolidated investment are allocated to its investors in accordance with the provisions of the operating agreement of the entity. The allocation provisions in these agreements may differ from the actual percentage of ownership interest held by each investor. Differences, if any, between the carrying amount of our investment in the respective joint venture and our share of the underlying equity of such unconsolidated entity are amortized over the respective lives of the underlying assets as applicable. These items are reported within earnings from investments in unconsolidated entities in the consolidated statements of operations.

We review investments in unconsolidated entities for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such investment may not be fully recoverable. An investment in unconsolidated entities is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. The ultimate realization of our investment in partially owned entities is dependent on a number of factors including the performance of that entity and market conditions. If we determine that a decline in the value of a partially owned entity is other than temporary, we record an impairment charge.

Tax Status and Income Taxes

We elected to qualify and be taxed as a REIT commencing with the taxable year ended December 31, 2016. As a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at the regular corporate rate, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our earnings and net cash available for distribution to our stockholders, if any. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our taxable income and property and to U.S. federal income taxes and excise taxes on our undistributed taxable income, if any.

To maintain our qualification as a REIT, we engage in certain activities through a taxable REIT subsidiary (“TRS”), including when we acquire or develop and construct a hotel, we usually establish a new TRS and enter into an operating lease agreement for the hotel. As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

As of December 31, 2025 and 2024, we had no material uncertain income tax positions.

Williamsburg Moxy Hotel

On July 17, 2019, we, through our then wholly owned subsidiary, Bedford Avenue Holdings LLC, acquired land parcels located at 353-361 Bedford Avenue in the Williamsburg neighborhood of the borough of Brooklyn in New York City for the development and construction of the Williamsburg Moxy Hotel.

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, we formed the Williamsburg Moxy Hotel Joint Venture with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of our membership interest in Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to its acquisition, Lightstone REIT III has made pro rata capital contributions to the Williamsburg Moxy Hotel Joint Venture  aggregating $6.4 million through December 31, 2025.

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

Fire Damage, Insurance Claim and Casualty Gain/(Loss), Net

On December 11, 2024, the Williamsburg Moxy Hotel suffered substantial damage from a fire to its food and beverage venue located in an outdoor garden area on the grounds of the property. As a result, the Williamsburg Moxy Hotel Joint Venture wrote-off the carrying value of the physically damaged assets of $0.8 million and incurred remediation costs of $0.2 million during the fourth quarter of 2024. Because the Williamsburg Moxy Hotel Joint Venture maintains property, general liability and business interruption insurance coverage, it filed an insurance claim related to the damages incurred, including the loss of business resulting from the closure of the damaged food and beverage venue. Furthermore, the Williamsburg Moxy Hotel Joint Venture recorded a receivable for an initial advance of $0.5 million from its insurance carriers (included in accounts receivable and other assets on the consolidated balance sheet as of December 31, 2024) resulting in it recognizing a casualty loss, net of $0.5 million during the fourth quarter of 2024. The initial advance of $0.5 million was received in the first quarter of 2025.

The Williamsburg Joint Venture incurred additional remediation costs of $0.1 million during the first quarter of 2025 and recognized a casualty loss of that amount. The Williamsburg Joint Venture incurred additional remediation costs of $0.4 million and its insurance carriers agreed to fund an additional advance of $1.0 million during the third quarter of 2025 and therefore, the Williamsburg Moxy Hotel Joint Venture recognized a casualty gain, net of $0.6 million. The additional advance of $1.0 million was received during the fourth quarter of 2025. As a result, during the year ended December 31, 2025, the Williamsburg Moxy Hotel Joint Venture recognized a casualty gain, net of $0.5 million.

Because the insurance claim has not yet been finalized, the Williamsburg Moxy Hotel Joint Venture currently expects to receive additional recoveries from its insurance carriers; particularly related to the business interruption of the operations of the damaged food and beverage venue, which became fully renovated and thereafter reopened for business during the third quarter of 2025. However, there can be no assurance that the Williamsburg Moxy Hotel Joint Venture will receive any further proceeds related to the open insurance claim.

Moxy Mortgage Loans

On April 19, 2024, the Williamsburg Moxy Joint Venture entered into an $86.0 million senior mortgage loan facility (the “Moxy Senior Loan”) and a $9.0 million junior mortgage loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Mortgage Loans”) with unrelated third parties.

The Moxy Mortgage Loans bear interest at SOFR plus 5.10%, subject to an 8.75% floor (8.89% and 9.63% as of December 31, 2025 and 2024, respectively). The Moxy Mortgage Loans initially mature on April 19, 2027, but may be further extended through the exercise of two six-month extension options, subject to the satisfaction of certain conditions. The Moxy Mortgage Loans require monthly interest-only payments with their outstanding principal due in full at maturity and are collateralized by the Williamsburg Moxy Hotel, however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. The Williamsburg Moxy Hotel Joint Venture used $85.8 million of the proceeds from the Moxy Mortgage Loans in connection with the payoff of a construction loan used for the development of the Williamsburg Moxy Hotel consisting of the outstanding indebtedness (principal and interest) of $86.0 million and loan exit fees of $0.8 million, net of restricted escrows of $1.0 million. SOFR as of December 31, 2025 and 2024 was 3.79% and 4.53%, respectively.

As of both December 31, 2025 and 2024, the outstanding principal balance of the Moxy Mortgage Loans was $95.0 million, which is presented net of deferred financing fees of $1.5 million and $2.6 million, respectively, on the consolidated balance sheets and is classified as mortgages payable, net.

In connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture paid an $2.8 million of loan fees and expenses and accrued $0.5 million of loan exit fees which are included in other liabilities on the consolidated balance sheets as of December 31, 2025 and 2024.

The Moxy Mortgage Loans require the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum debt service coverage ratio (“DSCR”), which if not met, beginning with the calendar quarter ended September 30, 2025, provide the lender with an option to retain any excess cash flow from the property until such time as the prescribed minimum DSCR is met for two consecutive calendar quarters. Although the Williamsburg Moxy Hotel Joint Venture did not meet the prescribed minimum DSCR as of September 30, 2025, the lender agreed not to retain excess cash flow pending finalization of the aforementioned open insurance claim. However, the Williamsburg Moxy Joint Venture subsequently met the prescribed minimum DSCR as of December 31, 2025.

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

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through December 31, 2025, 27 of the 29 units have been sold and the 40 East End Ave. Joint Venture owns the remaining two unsold condominium units, which are referred to as the 40 East End Avenue Project.

During the year ended December 31, 2025, we received distributions from the 40 East End Ave. Joint Venture of $3.4 million and made contributions of $0.1 million to the 40 East End Ave. Joint Venture. During the year ended December 31, 2024, we received distributions from the 40 East End Ave. Joint Venture of $1.2 million and made contributions of $0.2 million to the 40 East End Ave. Joint Venture.

During February 2026, one of the remaining unsold condominium units was sold and we received a pro rata distribution of $2.7 million from the 40 East End Ave. Joint Venture.

Results of Operations

We majority own and consolidate the operating results of the Williamsburg Moxy Hotel Joint Venture, a joint venture in which we have a 75% membership interest, and hold an unconsolidated approximate 33.3% membership interest in the 40 East End Ave. Joint Venture. We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

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

For the Year Ended December 31, 2025 vs. December 31, 2024

During the year ended December 31, 2025 compared to the same period in 2024, the Williamsburg Moxy Hotel experienced increases to the percentage of its rooms occupied to 92% from 90%, RevPAR to $267.05 from $255.25 and ADR to $291.79 from $285.30.

Hotel revenues

Our hotel revenues are comprised of room revenue and food, beverage and other revenue. Total hotel revenues were $30.5 million and $29.7 million for the years ended December 31, 2025 and 2024, respectively. Room revenue increased by $0.8 million to $21.0 million for the year ended December 31, 2025 compared to $20.2 million for the same period in 2024 and food, beverage and other revenue were unchanged at $9.5 million for both the years ended December 31, 2025 and 2024. The increase in room revenues reflects the higher occupancy and ADR during the 2025 period.

Hotel operating expenses

Total hotel operating expenses were $19.7 million and $21.4 million for the years ended December 31, 2025 and 2024, respectively. Room expenses decreased by $0.2 million to $12.5 million for the year ended December 31, 2025 compared to $12.7 million for the same period in 2024 and food and beverage costs decreased by $1.5 million to $7.2 million for the year ended December 31, 2025 compared to $8.7 million for the 2024 period. The decrease in food and beverage costs of $1.5 million was attributable to significantly better cost management measures during the 2025 period.

Real estate taxes

Real estate taxes increased slightly by $0.1 million to $0.2 million during the year ended December 31, 2025 compared to $0.1 million for the same period in 2024.

General and administrative expenses

General and administrative expenses increased slightly by $0.1 million to $2.0 million during the year ended December 31, 2025 compared to $1.9 million for the same period in 2024.

Depreciation and amortization

Depreciation and amortization expense increased slightly by $0.1 million to $3.8 million during the year ended December 31, 2025 compared to $3.7 million for same period in 2024.

Casualty gain/(loss), net

On December 11, 2024, the Williamsburg Moxy Hotel suffered significant damage from a fire to one of its food and beverage venues located in an outdoor garden area on the grounds of the property. As a result of the fire, the Williamsburg Moxy Hotel Joint Venture recognized a net casualty loss of $0.5 million during the year ended December 31, 2024 and a net casualty gain of $0.5 million during the year ended December 31, 2025. See Note 3 to the Notes to Consolidated Financial Statements.

Interest expense

Interest expense was $10.3 million and $11.8 million for the years ended December 31, 2025 and 2024, respectively. Interest expense is attributable to the mortgage financings associated with the Williamsburg Moxy Hotel and the outstanding principal advances of $12.6 million (included in subordinated advances – related party on the consolidated balance sheets). The decrease in interest expense during the 2025 period was primarily due to the refinancing of the Moxy Hotel Joint Venture’s construction loan on April 19, 2024 as well as changes in market interest rates during the periods.

Earnings from investment in unconsolidated affiliated real estate entity

Our earnings from investment in unconsolidated affiliated real estate entity is solely attributable to our ownership interest in the 40 East End Ave. Joint Venture, which owns the 40 East Avenue Project. Our income from our investment in the 40 East End Ave. Joint Venture was $0.3 million for the year ended December 31, 2025 compared to a loss of $0.4 million for the same period in 2024. We account for our investment in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to Lightstone REIT III’s 25% membership interest in the Williamsburg Moxy Hotel Joint Venture.

Financial Condition, Liquidity and Capital Resources

Overview

As of December 31, 2025, we had cash and cash equivalents of $9.0 million and restricted cash of $4.9 million. We believe that these items along with our pro rata share of the future cash flows we expect to be generated from the Williamsburg Moxy Hotel Joint Venture (including potential insurance recoveries for the open insurance claim), plus our pro rata share of distributions from the 40 East End Ave. Joint Venture resulting from the potential sale the its remaining two condominium units (including the $2.7 million pro rata distribution we received in February 2026 in connection with the sale of one of the remaining condominium units) will be sufficient to satisfy our expected cash requirements for at least 12 months from the date of filing this report. Our expected cash requirements primarily consist of hotel operating expenses, general and administrative expenses, scheduled debt service (excluding any balloon payments), any necessary capital contributions to the 40 East End Ave. Joint Venture for our pro rata share of the carrying costs associated with the 40 East End Avenue Project and distributions to our shareholders, if any, required to maintain our qualification as a REIT for the foreseeable future. Additionally, we also may seek additional 25% pro rata capital contributions from Lightstone REIT III into the Williamsburg Moxy Hotel Joint Venture, if necessary.

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

The following table represents the fees incurred associated with the services provided by our Advisor:

	For the Years Ended December 31,
	2025	2024
Asset management fees (general and administrative costs)	$972	$972

During the second quarter of 2024, the Advisor agreed to allow us to temporarily defer the payment of asset management fees. As of December 31, 2025 and 2024, we owed the Advisor and its affiliated entities $1.7 million and $0.7 million, respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Years Ended December 31,
	2025	2024

Net cash used in operating activities	$(850)	$(7,708)
Net cash provided by/(used in) investing activities	3,122	(1,994)
Net cash (used in)/provided by financing activities	(781)	14,427
Net change in cash, cash equivalents and restricted cash	1,491	4,725
Cash, cash equivalents and restricted cash, beginning of the year	12,456	7,732
Cash, cash equivalents and restricted cash, end of the year	$13,947	$12,457

Operating activities

The net cash used in operating activities of $0.9 million during the year ended December 31, 2025 consisted of our net loss of $4.4 million less the income from our investment in unconsolidated affiliated real estate entity of $0.3 million and the casualty gain, net of $1.0 million plus depreciation and amortization of $3.8 million, and amortization of deferred financing costs of $1.1 million.

Investing activities

The net cash provided by investing activities during the year ended December 31, 2025 of $3.1 million consisted primarily of distributions received from the 40 East End Joint Venture of $3.4 million and proceeds from an insurance claim of $1.5 million less purchases of investment property of $1.6 million.

Financing activities

The net cash used in financing activities during the year ended December 31, 2025 of $0.8 million consisted of redemptions and cancellation of Common Shares.

Distributions on Common Shares

We made an election to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2016. U.S. federal tax law requires a REIT to distribute at least 90% of its annual REIT taxable income (which does not equal net income, as calculated in accordance with GAAP determined without regard to the deduction for dividends paid and excluding any net capital gain in order to maintain its REIT status. However, in order to continue to qualify for REIT status, it is possible we may be unable to make any such required distributions if they are in an amount in excess of our available cash.

Our distributions, if any, are authorized at the discretion of our Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. The Board of Directors considers various factors in its determination, including but not limited to, our sources and availability of capital, our operating and interest expenses, our ability to refinance near-term debt, as well as the Internal Revenue Service’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. Although our Board of Directors’ decisions will be substantially influenced by the intention to maintain our federal tax status as a REIT, we cannot provide assurance that we will pay distributions at any particular level, or at all.

No distributions have been declared or paid on the Common Shares for any monthly periods after March 2020.

SRP

Our SRP, as amended from time to time by our Board of Directors, may provide our stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to us, subject to various restrictions.

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

Eligible redemption requests have been and are generally expected to be processed on a quarterly basis and are subject to proration if the type of redemption requests exceeds its annual limitation (subject to a quarterly factor) as established by our Board of Directors. Furthermore, our Board of Directors may, at their sole discretion, amend or suspend the SRP at any time without any notice to stockholders.

For the year ended December 31, 2025, we repurchased 82,229 Common Shares at a weighted average price per share of $9.49. For the year ended December 31, 2024, we repurchased 84,614 Common Shares at a weighted average price per share of $9.61.

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

Lightstone Value Plus REIT IV, Inc. and Subsidiaries

(a Maryland corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lightstone Value Plus REIT IV, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus REIT IV, Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Investment Property and Investment in Unconsolidated Affiliated Real Estate Entity – Impairment Evaluation

As of December 31, 2025, the Company had net investment property of $120.5 million and an investment in unconsolidated affiliated real estate entity of $5.4 million. As disclosed in Note 2 to the financial statements, the Company evaluates the recoverability of investment property at the lowest identifiable level, the individual property level for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment property may not be recoverable. The Company utilizes judgment to determine if the severity of any single indicator, or the fact that there are a number of indicators of less severity that when combined, would result in an indication that the individual property may not be recoverable. The Company considers relevant facts and circumstances which may include the significant underperformance of an investment property relative to historical or projected future operating results, as well as, significant negative industry or economic trends. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated undiscounted projected operating cash flows expected to be generated over the holding period of the investment property and from its eventual disposition to the carrying amount. The estimates include significant assumptions such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. An investment property is impaired only if not recoverable and management’s estimate of the fair value of the investment property is less than the carrying value.

Furthermore, the Company reviews its investments in unconsolidated affiliated real estate entities for impairment whenever events or changes in circumstances indicate that the fair value of the investment is less than the carrying amount of such investment and that the decline is other than temporary. The investments in unconsolidated affiliated real estate entities are impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. The ultimate realization of the Company’s investments in partially owned entities is dependent on a number of factors including the performance of each entity and market conditions. If the Company determines that a decline in the value of a partially owned entity is other than temporary, it will record an impairment charge.

We identified the impairment evaluation as a critical audit matter due to significant judgment made by management in identifying indicators of impairment and in determining the estimated recoverability of the investment in unconsolidated affiliated real estate entity. This in turn led to a high degree of auditor judgment, subjectivity, and audit effort in performing procedures to evaluate the reasonableness of management's significant estimates and assumptions related to the impairment evaluation including identifying events and circumstances that exist that would indicate the carrying amounts of the investment property and investment in unconsolidated affiliated real estate entity may not be recoverable, as well as future operating income, holding period, capitalization rates, residual values, entity performance and market conditions.

Addressing the matter involved performing procedures and evaluating audit evidence, in connection with forming our overall opinion on the financial statements. These procedures included assessing the design of controls over the Company’s impairment evaluation process. Our procedures included, among others, assessing the methodologies applied and identifying the existence of any triggering events, including comparing budget to actual operating income, comparing actual operating income to projected future operating income, and comparing actual, budgeted and projected occupancy percentages, and considering if the determination was reasonable considering the past and current performance of the property and if consistent with evidence obtained in other areas of the audit. We tested the completeness and accuracy of the underlying data used by management in its evaluation. We held discussions with management about the current status of certain properties to understand how management’s significant estimates and assumptions are developed considering potential future market conditions.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2014.

EISNERAMPER LLP

Iselin, New Jersey

March 30, 2026

LIGHTSTONE VALUE PLUS REIT IV INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data and where indicated in millions)

	December 31, 2025	December 31, 2024

Assets

Investment property:
Land and improvements	$35,845	$35,845
Building and improvements	84,020	82,710
Furniture and fixtures	10,804	10,413
Construction in progress	188	-

Gross investment property	130,857	128,968
Less accumulated depreciation	(10,367)	(6,598)
Net investment property	120,490	122,370
Investment in unconsolidated affiliated real estate entity	5,412	8,358
Cash and cash equivalents	9,029	8,120
Restricted cash	4,918	4,336
Accounts receivable and other assets	1,710	1,813

Total Assets	$141,559	$144,997

Liabilities and Stockholders' Equity

Mortgages payable, net	$93,523	$92,416
Accounts payable, accrued expenses and other liabilities	8,058	7,560
Subordinated advances - related party	14,386	14,200

Total Liabilities	115,967	114,176

Commitments and Contingencies

Equity:

Stockholders' Equity:

Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 8.1 million and 8.2 million shares issued and outstanding, respectively	81	82
Additional paid-in-capital	68,016	68,796
Accumulated deficit	(50,664)	(46,943)
Total Stockholders' Equity	17,433	21,935
Noncontrolling interests	8,159	8,886
Total Equity	25,592	30,821
Total Liabilities and Equity	$141,559	$144,997

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT IV INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2025	2024

Hotel revenues:	$30,535	$29,697

Expenses:
Hotel operating expenses	19,733	21,438
Real estate taxes	243	136
General and administrative costs	2,003	1,924
Depreciation and amortization	3,769	3,692
Casualty (gain)/loss, net	(530)	453
Total expenses	25,218	27,643

Interest expense	(10,291)	(11,842)
Earnings from investment in unconsolidated affiliated real estate entity	320	(387)
Interest and other income, net	206	227

Net loss	(4,448)	(9,948)

Less: net loss attributable to noncontrolling interests	727	1,927

Net loss attributable to Company's common shares	$(3,721)	$(8,021)

Basic and diluted net loss per Company's common share:
Net loss per Company's common shares, basic and diluted	$(0.46)	$(0.97)

Weighted average number of common shares outstanding, basic and diluted	8,176	8,258

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT IV INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousand)

			Additional
	Common		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity

BALANCE, December 31, 2023	8,306	$83	$69,608	$(38,922)	$10,691	$41,460

Net loss	-	-	-	(8,021)	(1,927)	(9,948)
Contributions of noncontrolling interests	-	-	-	-	122	122
Redemption and cancellation of common shares	(84)	(1)	(812)	-	-	(813)

BALANCE, December 31, 2024	8,222	$82	$68,796	$(46,943)	$8,886	$30,821

Net loss	-	-	-	(3,721)	(727)	(4,448)
Redemption and cancellation of common shares	(82)	(1)	(780)	-	-	(781)

BALANCE, December 31, 2025	8,140	$81	$68,016	$(50,664)	$8,159	$25,592

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT IV INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,448)	$(9,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Earnings from investment in unconsolidated affiliated real estate entity	(320)	387
Depreciation and amortization	3,769	3,693
Amortization of deferred financing costs	1,108	1,017
Casualty (gain)/loss, net	(1,000)	300
Settlement of unpaid interest previously accrued as mortgage payable	-	(4,454)
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable other assets	(398)	87
Increase in accounts payable, accrued expenses and other liabilities	252	1,023
Increase in accrued interest on subordinated advances - related party	187	187

Net cash used in operating activities	(850)	(7,708)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(1,645)	(2,986)
Distributions from unconsolidated affiliated real estate entities	3,400	1,233
Proceeds from property insurance	1,500	-
Investment in unconsolidated affiliated real estate entity	(133)	(242)

Net cash provided by/(used in) investing activities	3,122	(1,995)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	-	95,095
Payments on mortgage payable	-	(77,000)
Payment of loan fees and expenses	-	(2,977)
Contributions of noncontrolling interests	-	122
Redemption and cancellation of common stock	(781)	(813)

Net cash (used in)/provided by financing activities	(781)	14,427

Change in cash, cash equivalents and restricted cash	1,491	4,724
Cash, cash equivalents and restricted cash, beginning of year	12,456	7,732
Cash, cash equivalents and restricted cash, end of year	$13,947	$12,456

Supplemental disclosure of cash flow information:
Cash paid for taxes	$39	$26
Cash paid for interest	$9,047	$16,490
Accrued loan exit fee	$-	$475
Accrued insurance recovery of casualty loss	$-	$500

The following is a summary of the Company’s cash, cash equivalents and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$9,029	$8,120
Restricted cash	4,918	4,336
Total cash, cash equivalents and restricted cash	$13,947	$12,456

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

(Dollar amounts in thousands, except per share data and where indicated in millions)

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

The Company has one operating segment. As of December 31, 2025, the Company majority owned and consolidated the operating results of Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), a joint venture in which it has a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). The Company accounts for its unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

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

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through December 31, 2025, 27 of the 29 units in the condominium project have been sold and the 40 East End Ave. Joint Venture owns the remaining two unsold condominium units which are referred to as the 40 East End Project. One of the remaining unsold condominium units was sold in February 2026. Various affiliated entities majority-owned and/or controlled by David Lichtenstein, who majority owns and controls the Sponsor, own the other approximate 66.7% membership in the 40 East End Ave. Joint Venture.

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

The Company has no employees. The Company is dependent on the Advisor and certain affiliates of its Sponsor for performing a full range of services that are essential to it, including asset management, property management (excluding its hospitality property, which is managed by unrelated third-party property managers) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology and investor relations services. If the Advisor and certain affiliates of the Sponsor are unable to provide these services to the Company, it would be required to provide the services itself or obtain the services from another party or other parties.

The Company’s Common Shares are not currently listed on any national securities exchange. The Company may seek to list its Common Shares for trading on a national securities exchange only if a majority of its independent directors believe listing them would be in the best interest of its stockholders. However, the Company does not intend to list its shares at this time. The Company does not anticipate that there would be any active market for its Common Shares until they are listed for trading.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

(Dollar amounts in thousands, except per share data and where indicated in millions)

Related Parties

The Sponsor, Advisor and their affiliates are related parties of the Company as well as other public REITs also sponsored and/or advised by these entities. Pursuant to the terms of various agreements, certain of these entities are entitled to compensation and reimbursement of costs incurred for services related to the investment, development, management and disposition of the Company’s assets. The compensation is generally based on the cost of acquired properties/investments and the annual revenue earned from such properties/investments, and other such fees and expense reimbursements as outlined in each of the respective agreements. See Note 6.

Noncontrolling Interests in Consolidated Subsidiaries

Noncontrolling interests in consolidated subsidiaries represents Lightstone REIT III’s 25% share of the equity in the Williamsburg Moxy Hotel Joint Venture. Income and losses attributable to the Williamsburg Moxy Hotel Joint Venture are allocated to the noncontrolling interest holder based on its ownership percentage. See Note 3.

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

Investments in other real estate entities where the Company has the ability to exercise significant influence, but does not exercise financial and operating control, and is not considered to be the primary beneficiary of a variable interest entity (“VIE”), are accounted for using the equity method.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when made to be cash equivalents. As of December 31, 2025 and 2024, the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

As required by the Company’s lenders, restricted cash is held in escrow accounts for anticipated capital expenditures, real estate taxes, and/or other reserves for our consolidated property. Capital reserves are typically utilized for non-operating expenses such as major capital expenditures. Alternatively, a lender may require its own formula for an escrow of capital reserves.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

(Dollar amounts in thousands, except per share data and where indicated in millions)

Revenue Recognition

Hotel revenues consist of amounts derived from operation of the Williamsburg Moxy Hotel, including its food and beverage venues.

Room revenue is generated through contracts with customers whereby the customers agree to pay a daily rate for right to use a hotel room. The Company's contract performance obligations are fulfilled at the end of the day that the customer is provided the room and revenue is recognized daily at the contract rate. Payment from the customer is secured at the end of the contract upon check-out by the customer from the hotel. The Company participates in frequent guest programs sponsored by the brand owner of its hotel whereby the brand owner allows guests to earn loyalty points during their hotel stay. The Company recognizes revenue at the amount earned that it will receive from the brand owner when a guest redeems their loyalty points by staying at the Company’s hotel.

Revenue from food, beverage and other ancillary services is generated when a customer chooses to purchase goods or services separately from the use of a hotel room and revenue is recognized when these goods or services are provided to the customer and the Company’s contract performance obligations have been fulfilled.

Revenues are recorded net of any sales or occupancy tax collected from the hotel’s guests. Some contracts for rooms, food, beverage or other services require an upfront deposit which is recorded as deferred revenues (or contract liabilities) and recognized once the performance obligations are satisfied. The contract liabilities are not significant.

The following table represents the total hotel revenues from hotel operations on a disaggregated basis:

	For the Years Ended December 31,
Hotel Revenues:	2025	2024
Room revenue	$21,042	$20,179
Food, beverage and other revenue	9,493	9,518
Total hotel revenues	$30,535	$29,697

Accounts Receivable

The Company analyzes accounts receivable aging, historical bad debt levels, customer credit worthiness, current economic trends and management’s expectations about future economic conditions when evaluating the adequacy of the credit loss reserves. Accounts receivables are primarily from third party intermediaries and hotel customers and are generally short term in nature. The Company’s reported net income or loss is directly affected by management’s estimate of the collectability of accounts receivable.

Consolidated VIE

The Company consolidates any joint venture which is a VIE, for which the Company is the primary beneficiary. Generally, a VIE is a legal entity in which the equity investors do not have the characteristics of a controlling financial interest or the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. A limited partnership, or legal entities such as an LLC, are considered a VIE when the majority of the limited partners unrelated to the general partner possess neither the right to remove the general partner without cause, nor certain rights to participate in the decisions that most significantly affect the financial results of the partnership. In determining whether the Company is the primary beneficiary of a VIE, the Company considers qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of our investment; the obligation or likelihood for the Company or other investors to provide financial support; and the similarity with and significance to our business activities and the business activities of the other investors. Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by a VIE and general market conditions.

Investments in Real Estate

Impairment Evaluation

The Company evaluates the recoverability of its investments in real estate assets at the lowest identifiable level, which is primarily the individual property level. An impairment loss is recognized only if the carrying amount of a long-lived asset is not expected to be fully recoverable and exceeds its fair value.

The Company evaluates the long-lived assets for potential impairment whenever events or changes in circumstances indicate that the total undiscounted projected cash flows are less than the carrying amount for a particular property. No single indicator would necessarily result in the Company preparing an estimate to determine if a long-lived asset’s future undiscounted cash flows are less than its book value. The Company uses judgment to determine if the severity of any single indicator, or the fact there are a number of indicators of less severity that when combined, would result in an indication that a long-lived asset requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. Relevant facts and circumstances include, among others, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends.  The estimated cash flows used for the impairment analysis are subjective and require the Company to use its judgment and the determination of estimated fair value is based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, may be substantial.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

(Dollar amounts in thousands, except per share data and where indicated in millions)

Depreciation and Amortization

Depreciation expense is computed based on the straight-line method over the estimated useful life of the applicable real estate asset. The Company generally uses estimated useful lives of up to 39 years for buildings and improvements, 15 years for land improvements and buildings improvements and 5 to 10 years for furniture and fixtures. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.

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

If an investment qualifies for the equity method of accounting, the Company’s investment is recorded initially at cost, and subsequently adjusted for earnings and cash contributions and distributions. The earnings of an unconsolidated investment are allocated to its investors in accordance with the provisions of the operating agreement of the entity. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences, if any, between the carrying amount of the Company’s investment in the respective joint venture and the Company’s share of the underlying equity of such unconsolidated entity are amortized over the respective lives of the underlying assets as applicable. These items are reported as a single line item in the consolidated statements of operations as earnings from investments in unconsolidated entities.

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

Tax Status and Income Tax Provision/Benefit

The Company elected to qualify and be taxed as a REIT  for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2016. As a REIT, the Company generally will not be subject to U.S. federal income tax on its net taxable income that it distributes currently to its stockholders. To maintain its REIT qualification under the Internal Revenue Code of 1986, as amended, the Company must meet a number of organizational and operational requirements, including a requirement that it annually distribute to its stockholders at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If the Company fails to remain qualified for taxation as a REIT in any subsequent year and does not qualify for certain statutory relief provisions, its income for that year will be taxed at the regular corporate rate, and it may be precluded from qualifying for treatment as a REIT for the four-year period following its failure to qualify as a REIT. Such an event could materially adversely affect the Company’s earnings and net cash available for distribution to stockholders, if any. Additionally, even if the Company continues to qualify as a REIT, it may still be subject to some U.S. federal, state and local taxes on our taxable income and property and to U.S. federal income taxes and excise taxes on its undistributed taxable income, if any.

To maintain its qualification as a REIT, the Company engages in certain activities through a taxable REIT subsidiary (“TRS”), including when it acquires or develops and constructs a hotel, it usually establishes a new TRS and enters into an operating lease agreement for the hotel. As such, it is subject to U.S. federal and state income and franchise taxes from these activities.

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and for net operating loss, capital loss and tax credit carryforwards. The deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be realized or settled. The effect on the deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

(Dollar amounts in thousands, except per share data and where indicated in millions)

As of December 31, 2025 and 2024 there were no deferred tax assets and liabilities included within the consolidated balance sheets.

The Company had no accruals for uncertain income tax positions as of December 31, 2025 and December 31, 2024.

For the years ended December 31, 2025 and 2024, there was no deferred income tax expense and de minimis current income tax expense. These amounts are included in “interest and other income, net” on the consolidated statements of operations.

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and other assets, and accounts payable, accrued expenses and other liabilities approximate their fair values because of the short maturity of these instruments.

The estimated fair value our mortgage payable approximated its carrying value reported in the consolidated balance sheets because of its floating interest rate.

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

Segment Disclosure

The Company's operations are reported within one reportable segment and constitutes all of the consolidated entities which are reported in the consolidated financial statements. Through the Company’s subsidiaries, it owns and operates commercial properties and makes other real estate-related investments, principally in the U.S.

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

New Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2023-09, “Income Taxes (Topic 740) -Improvements to Income Tax Disclosures.” The amendments, in ASU 2023-09 provide for further enhancements to income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 effective January 1, 2025 on a prospective basis and it did not have a material impact on its consolidated financial statements or related disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses.” ASU 2024-03 will require public business entities to provide more detailed information in the notes to their financial statements about the types of expenses included in commonly presented expense captions. ASU 2024-03 does not require any changes to the expense captions a public business entity presents on the face of its income statement. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact adoption of ASU 2024-03 will have on its consolidated financial statements and related disclosures.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

(Dollar amounts in thousands, except per share data and where indicated in millions)

3. Williamsburg Moxy Hotel

On July 17, 2019, the Company, through its then wholly owned subsidiary, Bedford Avenue Holdings LLC, acquired land parcels located at 353-361 Bedford Avenue in the Williamsburg neighborhood of the borough of Brooklyn in New York City for the development and construction of the Williamsburg Moxy Hotel.

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, the Company formed the Williamsburg Moxy Hotel Joint Venture with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of the Company’s membership interest in Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to its acquisition, Lightstone REIT III has made pro rata capital contributions to the Williamsburg Moxy Hotel Joint Venture aggregating $6.4 million through December 31, 2025.

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

Fire Damage, Insurance Claim and Casualty Gain/(Loss), Net

On December 11, 2024, the Williamsburg Moxy Hotel suffered substantial damage from a fire to food and beverage venues located in an outdoor garden area on the grounds of the property.  As a result, the Williamsburg Moxy Hotel Joint Venture wrote-off the carrying value of the physically damaged assets of $0.8 million and incurred remediation costs of $0.2 million during the fourth quarter of 2024. Because the Williamsburg Moxy Hotel Joint Venture maintains property, general liability and business interruption insurance coverage, it has filed an insurance claim for the damages incurred, including loss of business resulting from the closure of the damage food and beverage venue. Furthermore, the Williamsburg Moxy Hotel Joint venture recorded a receivable for an initial advance of $0.5 million from its insurance carriers (included in accounts receivable and other assets on the consolidated balance sheet as of December 31, 2024) resulting in it recognizing a casualty loss, net of $0.5 million during the fourth quarter of 2024. The initial advance of $0.5 million was received during the first quarter of 2025.

The Williamsburg Joint Venture incurred additional remediation costs of $0.1 million during the first quarter of 2025 and recognized a casualty loss of that amount. The Williamsburg Joint Venture incurred additional remediation costs of $0.4 million and its insurance carriers agreed to fund an additional advance of $1.0 million during the third quarter of 2025 and therefore, the Williamsburg Moxy Hotel Joint Venture recognized a casualty gain, net of $0.6 million. The additional advance of $1.0 million was received during the fourth quarter of 2025. As a result, during the year ended December 31, 2025, the Williamsburg Moxy Hotel Joint Venture recognized a casualty gain, net of $0.5 million.

Because the insurance claim has not yet been finalized, the Williamsburg Moxy Hotel Joint Venture currently expects to receive additional recoveries from its insurance carriers; particularly related to the business interruption of the operations of the damaged food and beverage venue, which became fully renovated and thereafter reopened for business during the third quarter of 2025. However, there can be no assurance that the Williamsburg Moxy Hotel Joint Venture will receive any further proceeds related to this insurance claim.

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

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

(Dollar amounts in thousands, except per share data and where indicated in millions)

The Moxy Mortgage Loans bear interest at SOFR plus 5.10%, subject to an 8.75% floor (8.89% and 9.63% as of December 31, 2025 and 2024, respectively). The Moxy Mortgage Loans initially mature on April 19, 2027, but may be further extended through the exercise of two six-month extension options, subject to the satisfaction of certain conditions. The Moxy Mortgage Loans require monthly interest-only payments with their outstanding principal due in full at maturity and are collateralized by the Williamsburg Moxy Hotel, however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. The Williamsburg Moxy Hotel Joint Venture used $85.8 million of the proceeds from the Moxy Mortgage Loans in connection with the payoff of a construction loan used for the development of the Williamsburg Moxy Hotel consisting of the outstanding indebtedness (principal and interest) of $86.0 million and loan exit fees of $0.8 million, net of restricted escrows of $1.0 million. SOFR as of December 31, 2025 and 2024 was 3.79% and 4.53%, respectively.

As of both December 31, 2025 and 2024, the outstanding principal balance of the Moxy Mortgage Loans was $95.0 million, which is presented net of deferred financing fees of $1.5 million and $2.6 million, respectively, on the consolidated balance sheets and is classified as mortgages payable, net.

In connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture paid $2.8 million of loan fees and expenses and accrued $0.5 million of loan exit fees which are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of December 31, 2025 and 2024.

The Moxy Mortgage Loans require the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum debt service coverage ratio (“DSCR”), which if not met, beginning with the calendar quarter ended September 30, 2025, provide the lender with an option to retain any excess cash flow from the property until such time as the prescribed minimum DSCR is met for two consecutive calendar quarters. Although the Williamsburg Moxy Hotel Joint Venture did not meet the prescribed minimum DSCR as of September 30, 2025, the lender agreed not to retain excess cash flow pending finalization of the aforementioned open insurance claim. However, the Williamsburg Moxy Hotel Joint Venture subsequently met the prescribed minimum DSCR as of December 31, 2025.

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

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through December 31, 2025, 27 of the 29 units have been sold and the 40 East End Ave. Joint Venture owns the remaining two unsold condominium units, which are referred to as the 40 East End Project.

During the year ended December 31, 2025, the Company received distributions from the 40 East End Ave. Joint Venture of $3.4 million and made contributions of $0.1 million to the 40 East End Ave. Joint Venture. During the year ended December 31, 2024, the Company received distributions from the 40 East End Ave. Joint Venture of $1.2 million and made contributions of $0.2 million to the 40 East End Ave. Joint Venture.

During February 2026, one of the remaining unsold condominium units was sold and the Company received a pro rata distribution of $2.7 million from the 40 East End Ave. Joint Venture.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

(Dollar amounts in thousands, except per share data and where indicated in millions)

The 40 East End Ave. Joint Venture Financial Information (Unaudited)

The following table represents the condensed statements of operations for the 40 East End Ave. Joint Venture:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024

Revenues	$10,936	$4,327

Cost of goods sold	8,935	4,070
Other expenses	816	1,454
Impairment of real estate inventory	252	-

Operating income/(loss)	933	(1,197)

Other income, net	27	36
Net income/(loss)	$960	$(1,161)
Company's share of earnings (33.3%)	$320	$(387)

The following table represents the condensed balance sheets for the 40 East End Ave. Joint Venture:

	As of	As of
	December 31, 2025	December 31, 2024

Real estate inventory	$15,270	$23,803
Cash and restricted cash	175	172
Other assets	780	1,114

Total assets	$16,225	$25,089

Other liabilities	$24	$49
Members' capital	16,201	25,040

Total liabilities and members' capital	$16,225	$25,089

5. Stockholders’ Equity

Preferred Stock

The Company’s charter authorizes the Company’s Board of Directors to designate and issue one or more classes or series of preferred stock without approval of the holders of Common Shares. On February 11, 2015, the Company amended and restated its charter to authorize the issuance of 50,000,000 shares of preferred stock. Prior to the issuance of shares of each class or series, the Board of Directors will be required by Maryland law and by the charter to set, subject to the charter restrictions on ownership and transfer of stock, the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of each class or series of preferred stock so issued, which may be more beneficial than the rights, preferences and privileges attributable to Common Shares. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. As of December 31, 2025, the Company had not issued any shares of preferred stock.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

(Dollar amounts in thousands, except per share data and where indicated in millions)

Common Shares

On February 11, 2015, the Company amended and restated its charter to authorize the issuance of 200 million Common Shares. Under the charter, the Company will not be able to make certain material changes to its business form or operations without the approval of stockholders holding at least a majority of the Common Shares entitled to vote on the matter.

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

Distributions on Common Shares

The Company made an election to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2016. U.S. federal tax law requires a REIT to distribute at least 90% of its annual REIT taxable income (which does not equal net income, as calculated in accordance with GAAP determined without regard to the deduction for dividends paid and excluding any net capital gain in order to maintain its REIT status. However, in order to continue to qualify for REIT status, it is possible the Company may be unable to make any such required distributions if they are in an amount in excess of its available cash.

The Company’s distributions, if any, are authorized at the discretion of the Board of Directors based on their analysis of the Company’s performance over the previous periods and expectations of performance for future periods. The Board of Directors considers various factors in its determination, including but not limited to, the Company’s sources and availability of capital, its operating and interest expenses, its ability to refinance near-term debt, as well as the Internal Revenue Service’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. Although the Board of Directors’ decisions will be substantially influenced by the intention to maintain the Company’s federal tax status as a REIT, the Company cannot provide assurance that it will pay distributions at any particular level, or at all.

No distributions have been declared or paid for any months ending after March 2020.

SRP

The Company’s share repurchase program (“SRP”), as amended from time to time by the Board of Directors, may provide its stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to the Company, subject to various restrictions.

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

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

(Dollar amounts in thousands, except per share data and where indicated in millions)

Additionally, the Board of Directors has established that on an annual basis the Company will not redeem in excess of 0.5% of the number of Common Shares outstanding as of the end of the preceding year for either death redemptions or hardship redemptions.

Eligible redemption requests have been and are generally expected to be processed on a quarterly basis and will be subject to proration if the type of redemption requests exceeds the annual limitations (subject to a quarterly factor) as established by the Board of Directors. Furthermore, the Board of Directors may, at their sole discretion, amend or suspend the SRP at any time without any notice to stockholders.

For the year ended December 31, 2025, the Company repurchased 82,229 Common Shares at a weighted average price per share of $9.49. For the year ended December 31, 2024, the Company repurchased 84,614 Common Shares at a weighted average price per share of $9.61.

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

Operational Stage:

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

Operational Stage:

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

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

(Dollar amounts in thousands, except per share data and where indicated in millions)

Liquidation/Listing Stage:

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

Liquidation/Listing Stage:

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

The following table represents the fees incurred associated with the services provided by our Advisor:

	For the Years Ended December 31,
	2025	2024
Asset management fees (general and administrative costs)	$972	$972

During the second quarter of 2024, the Advisor agreed to allow us to temporarily defer the payment of asset management fees. As of December 31, 2025 and 2024, the Company owed the Advisor and its affiliated entities $1.7 million and $0.8 million, respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

(Dollar amounts in thousands, except per share data and where indicated in millions)

Subordinated Advances – Related Party

On March 18, 2016, the Company and the Sponsor entered into a subordinated unsecured loan agreement (the “Subordinated Loan Agreement”) pursuant to which the Sponsor made aggregate principal advances of $12.6 million through March 31, 2017 (the termination date of the Offering). The outstanding principal advances bear interest at a rate of 1.48%, but no interest or principal is due or payable to the Sponsor until each holder of the Company’s Common Shares have received liquidating distributions equal to their respective net investment (defined as $10.00 per Common Share) plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investment.

In the event of a liquidation of the Company, the distribution of any available net proceeds initially will be made to holders of its Common Shares until they have received liquidation distributions equal to their respective net investments plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investments. Thereafter, only if additional liquidating distributions are available, the Company would be obligated to repay the outstanding principal advances and related accrued interest to the Sponsor. In the event that any additional liquidation distributions are still available, 85.0% of the aggregate will be payable to holders of the Company’s Common Shares and the remaining 15.0% to the Sponsor.

The outstanding principal advances and the related accrued interest are subordinate to all of the Company’s obligations as well as to the holders of its Common Shares in an amount equal to the shareholder’s net investment plus a cumulative, pre-tax, non-compounded annual return of 8.0% and only potentially payable to the Sponsor in connection with a liquidation event.

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

As of December 31, 2025 and 2024, the aggregate outstanding principal advances and related accrued interest were $14.4 million and $14.2 million, respectively, which are classified as subordinated advances – related party on the consolidated balance sheets. The Company accrued $187 of interest expense on the outstanding principal advances during both the years ended December 31, 2025 and 2024.

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

As of both December 31, 2025 and 2024, the remaining unamortized balance of the Key Money was $2.7 million and $2.8 million, respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. Pursuant to the terms of the Hotel Franchise Agreement, the Williamsburg Moxy Hotel Joint Venture may be obligated to return the unamortized portion of the Key Money back to Marriott upon the occurrence of certain events, as specified in the Hotel Franchise Agreement. The franchise fees and marketing fund charges are recorded as a component of hotel operating expenses in the consolidated statements of operations.

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

PART II. CONTINUED:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2025 , we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended(the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2025 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors

The following table presents certain information as of March 16, 2026 concerning each of our directors serving in such capacity:

		Principal Occupation and	Year Term of	Served as a
Name	Age	Positions Held	Office Will Expire	Director Since

David Lichtenstein	65	Chief Executive Officer and Chairman of the Board of Directors	2026	2015
Steven Spinola	77	Director	2026	2015
Michael J. Demarco	66	Director	2026	2021

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

Executive Officers:

The following table presents certain information as of March 16, 2026 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held

David Lichtenstein	65	Chief Executive Officer and Chairman of the Board of Directors
Mitchell Hochberg	73	President and Chief Operating Officer
Joseph Teichman	52	General Counsel and Secretary
Seth Molod	62	Chief Financial Officer and Treasurer

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the SEC. Officers, directors and greater than 10% beneficial owners are required by SEC of our common stock complied with these filing requirements in 2025.

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

Compensation of Executive Officers

Our officers will not receive any cash compensation from us for their services as our officers. Additionally, our officers are officers of one or more of our related parties and are compensated by those entities (including our sponsor), in part, for their services rendered to us. From our inception through December 31, 2025 , the Company has not compensated the officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 16, 2026 concerning each of our directors and executive officers serving in such capacities:

Name and Address of Beneficial Owner	Number of Common Shares of Lightstone REIT IV Beneficially Owned	Percent of All Common Shares of Lightstone REIT IV

David Lichtenstein (1)	242,222	3.0%
Steven Spinola	-	-
Michael J. DeMarco	-	-
Mitchell Hochberg	-	-
Seth Molod	-	-
Joseph Teichman	-	-
Our directors and executive officers as a group (6 persons)	242,222	3.0%

(1)	Includes 20,000 shares owned by our Advisor and 222,222 shares owned by an entity 100% owned by David Lichtenstein. Our Advisor is majority owned and controlled by David Lichtenstein. The beneficial owner’s business address is 1985 Cedar Bridge Avenue, Lakewood, New Jersey 08701.

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

We have no employees. We are dependent on the Advisor and certain affiliates of our Sponsor for performing a full range of services that are essential to us, including asset management, property management (excluding our hospitality property, which is managed by unrelated third-party property managers) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology and investor relations services. If the Advisor and certain affiliates of our Sponsor are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from another party or other parties.

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

The following table represents the fees incurred associated with the services provided by our Advisor:

	For the Years Ended December 31,
	2025	2024
Asset management fees (general and administrative costs)	$972	$972

During the second quarter of 2024, the Advisor agreed to allow us to temporarily defer the payment of asset management fees. As of December 31, 2025 and 2024, we owed the Advisor and its affiliated entities $1.7 million and $0.8 million, respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

Subordinated Advances – Related Party

On March 18, 2016, we and the Sponsor entered into a subordinated unsecured loan agreement (the “Subordinated Loan Agreement”) pursuant to which the Sponsor made aggregate principal advances of $12.6 million to us through March 31, 2017 (the termination date of the Offering). The outstanding principal advances bear interest at a rate of 1.48%, but no interest or principal is due and payable to the Sponsor until each holder of our Common Shares has received liquidation distributions equal to their respective net investment (defined as $10.00 per Common Share) plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investment.

In the event of our liquidation, the distribution of any available net proceeds initially will be made to holders of our Common Shares until they have received liquidation distributions equal to their respective net investment plus a cumulative, pre-tax, non-compounded annual return of 8.0% on their respective net investment. Thereafter, only if additional liquidating distributions are available, would we be obligated to repay the outstanding principal advances and related accrued interest to the Sponsor. In the event that any additional liquidation distributions are still available, 85% of the aggregate will be payable to the holders of our Common Shares and the remaining 15% to the Sponsor.

The outstanding principal advances and the related accrued interest are subordinate to all of our obligations as well as to the holders of our Common Shares in an amount equal to the shareholder’s net investment plus a cumulative, pre-tax, non-compounded annual return of 8.0% and only potentially payable to the Sponsor in connection with a liquidation event.

Due to the termination of the Offering on March 31, 2017, the Sponsor is no longer obligated to make any additional principal advances to us. However, interest will continue to accrue on the outstanding principal advances and the repayment, if any, of the principal advances and related accrued interest will be made according to the terms of the Subordinated Loan Agreement discussed above.

As of December 31, 2025 and 2024, the aggregate outstanding principal advances and related accrued interest were $14.4 million and $14.2 million, respectively, which are classified as subordinated advances - related party on our consolidated balance sheets.

We accrued $187 of interest expense on the outstanding principal advances during both the years ended December 31, 2025 and 2024, respectively.

Williamsburg Moxy Hotel

On July 17, 2019, we, through our then wholly owned subsidiary, Bedford Avenue Holdings LLC, acquired land parcels located at 353-361 Bedford Avenue in the Williamsburg neighborhood of the borough of Brooklyn in New York City for the development and construction of the Williamsburg Moxy Hotel.

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, we formed the Williamsburg Moxy Hotel Joint Venture with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of our membership interest in Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to its acquisition, Lightstone REIT III has made pro rata capital contributions to the Williamsburg Moxy Hotel Joint Venture  aggregating $6.4 million through December 31, 2025.

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

Fire Damage, Insurance Claim and Casualty Gain/(Loss), Net

On December 11, 2024, the Williamsburg Moxy Hotel suffered substantial damage from a fire to its food and beverage venue located in an outdoor garden area on the grounds of the property. As a result, the Williamsburg Moxy Hotel Joint Venture wrote-off the carrying value of the physically damaged assets of $0.8 million and incurred remediation costs of $0.2 million during the fourth quarter of 2024. Because the Williamsburg Moxy Hotel Joint Venture maintains property, general liability and business interruption insurance coverage, it filed an insurance claim related to the damages incurred, including the loss of business resulting from the closure of the damaged food and beverage venue. Furthermore, the Williamsburg Moxy Hotel Joint Venture recorded a receivable for an initial advance of $0.5 million from its insurance carriers (included in accounts receivable and other assets on the consolidated balance sheet as of December 31, 2024) resulting in it recognizing a casualty loss, net of $0.5 million during the fourth quarter of 2024. The initial advance of $0.5 million was received in the first quarter of 2025.

The Williamsburg Joint Venture incurred additional remediation costs of $0.1 million during the first quarter of 2025 and recognized a casualty loss of that amount. The Williamsburg Joint Venture incurred additional remediation costs of $0.4 million and its insurance carriers agreed to fund an additional advance of $1.0 million during the third quarter of 2025 and therefore, the Williamsburg Moxy Hotel Joint Venture recognized a casualty gain, net of $0.6 million. The additional advance of $1.0 million was received during the fourth quarter of 2025. As a result, during the year ended December 31, 2025, the Williamsburg Moxy Hotel Joint Venture recognized a casualty gain, net of $0.5 million.

Because the insurance claim has not yet been finalized, the Williamsburg Moxy Hotel Joint Venture currently expects to receive additional recoveries from its insurance carriers; particularly related to the business interruption of the operations of the damaged food and beverage venue, which became fully renovated and thereafter reopened for business during the third quarter of 2025. However, there can be no assurance that the Williamsburg Moxy Hotel Joint Venture will receive any further proceeds related to the open insurance claim.

Moxy Mortgage Loans

On April 19, 2024, the Williamsburg Moxy Joint Venture entered into an $86.0 million senior mortgage loan facility (the “Moxy Senior Loan”) and a $9.0 million junior mortgage loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Mortgage Loans”) with unrelated third parties.

The Moxy Mortgage Loans bear interest at SOFR plus 5.10%, subject to an 8.75% floor (8.89% and 9.63% as of December 31, 2025 and 2024, respectively). The Moxy Mortgage Loans initially mature on April 19, 2027, but may be further extended through the exercise of two six-month extension options, subject to the satisfaction of certain conditions. The Moxy Mortgage Loans require monthly interest-only payments with their outstanding principal due in full at maturity and are collateralized by the Williamsburg Moxy Hotel, however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. The Williamsburg Moxy Hotel Joint Venture used $85.8 million of the proceeds from the Moxy Mortgage Loans in connection with the payoff of a construction loan used for the development of the Williamsburg Moxy Hotel consisting of the outstanding indebtedness (principal and interest) of $86.0 million and loan exit fees of $0.8 million, net of restricted escrows of $1.0 million. SOFR as of December 31, 2025 and 2024 was 3.79% and 4.53%, respectively.

As of both December 31, 2025 and 2024, the outstanding principal balance of the Moxy Mortgage Loans was $95.0 million, which is presented net of deferred financing fees of $1.5 million and $2.6 million, respectively, on the consolidated balance sheets and is classified as mortgages payable, net.

In connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture paid an $2.8 million of loan fees and expenses and accrued $0.5 million of loan exit fees which are included in other liabilities on the consolidated balance sheets as of December 31, 2025 and 2024.

The Moxy Mortgage Loans require the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum debt service coverage ratio (“DSCR”), which if not met, beginning with the calendar quarter ended September 30, 2025, provide the lender with an option to retain any excess cash flow from the property until such time as the prescribed minimum DSCR is met for two consecutive calendar quarters. Although the Williamsburg Moxy Hotel Joint Venture did not meet the prescribed minimum DSCR as of September 30, 2025, the lender agreed not to retain excess cash flow pending finalization of the aforementioned open insurance claim. However, the Williamsburg Moxy Joint Venture subsequently met the prescribed minimum DSCR as of December 31, 2025.

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

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City. Through December 31, 2025, 27 of the 29 units have been sold and the 40 East End Ave. Joint Venture owns the remaining two unsold condominium units, which are referred to as the 40 East End Avenue Project.

During the year ended December 31, 2025, we received distributions from the 40 East End Ave. Joint Venture of $3.4 million and made contributions of $0.1 million to the 40 East End Ave. Joint Venture. During the year ended December 31, 2024, we received distributions from the 40 East End Ave. Joint Venture of $1.2 million and made contributions of $0.2 million to the 40 East End Ave. Joint Venture.

During February 2026, one of the remaining unsold condominium units was sold and we received a pro rata distribution of $2.7 million from the 40 East End Ave. Joint Venture.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

Our independent registered public accounting firm is EisnerAmper, LLP, Iselin, New Jersey, Auditor Firm ID 274.

Audit and Non-Audit Fees

The following table presents the aggregate fees billed to us for the years presented by our principal accounting firm:

	Year ended December 31, 2025	Year ended December 31, 2024
Audit Fees (a)	$157,000	$156,000
Tax Fees (b)	33,495	56,805

Total Fees	$190,495	$212,805

(a)	Fees for audit services consisted of the audit of the Company’s annual financial statements and interim reviews, including services normally provided in connection with statutory and regulatory filings.
(b)	Fees for tax services.

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus REIT IV Inc.:

We have reviewed and discussed with management Lightstone Value Plus REIT IV Inc.’s audited financial statements as of and for the year ended December 31, 2025.

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

Based on the reviews and discussions referred to above, we recommend to the board of directors that the financial statements referred to above be included in Lightstone Value Plus REIT IV Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025.

Audit Committee

Steven Spinola

Michael J. DeMarco

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

LIGHTSTONE VALUE PLUS REIT IV INC.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2025

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, as part of this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT NO.	DESCRIPTION
1.1(2)	Amended and Restated Dealer Manager Agreement by and between Lightstone Value Plus REIT IV Inc. and Orchard Securities, LLC
1.2(4)	Form of Soliciting Dealer Agreement
3.1(6)	Second Articles of Amendment and Restatement of Lightstone Value Plus REIT IV Inc.
3.2(6)	Amended and Restated Bylaws of Lightstone Value Plus REIT IV Inc.
4.1(1)	Distribution Reinvestment Program, included as Appendix C to prospectus
4.2(5)	Description of Registrant’s Securities
5.1(1)	Opinion of Venable LLP re legality
10.1(3)	Advisory Agreement, dated as of March 4, 2015, by and between Lightstone Value Plus REIT IV Inc. and Lightstone Real Estate Income LLC
21.1*	Subsidiaries of the Registrant.
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus REIT IV Inc. on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 30, 2026, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statement of Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	As filed herewith

(1)	Previously filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (Reg. No. 333-200464) filed with the SEC on February 12, 2015.
(2)	Previously filed as an exhibit to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on January 12, 2017.
(3)	Previously filed as an exhibit to the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 15, 2016.
(4)	Previously filed as an exhibit to the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 28, 2017.
(5)	Previously filed as an exhibit to the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 19, 2021.
(6)	Previously filed as an exhibit to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on December 21, 2021.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT IV INC.

Date: March 30, 2026	By:	/s/ David Lichtenstein
David Lichtenstein
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board of Directors	March 30, 2026
David Lichtenstein	(Principal Executive Officer)

/s/ Seth Molod	Chief Financial Officer and Treasurer	March 30, 2026
Seth Molod	(Principal Financial Officer and Principal Accounting Officer)

/s/ Steven Spinola	Director	March 30, 2026
Steven Spinola

/s/ Michael J. DeMarco	Director	March 30, 2026
Michael J. DeMarco