Form 10-Q
period 2026-03-31
Lightstone Value Plus REIT IV, Inc.
filed 2026-05-13
CIK 1619312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to __________

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

Yes  ☐  No ☑

As of May 7, 2026, there were 8.1 million outstanding shares of common stock of Lightstone Value Plus REIT IV, Inc.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data and where indicated in millions)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets

Investment property:
Land and improvements	$35,845	$35,845
Building and improvements	84,122	84,020
Furniture and fixtures	10,944	10,804
Construction in progress	56	188
Gross investment property	130,967	130,857
Less accumulated depreciation	(11,349)	(10,367)
Net investment property	119,618	120,490
Investment in unconsolidated affiliated real estate entity	2,672	5,412
Cash and cash equivalents	9,575	9,029
Restricted cash	5,223	4,918
Accounts receivable and other assets	1,037	1,710
Total Assets	$138,125	$141,559

Liabilities and Stockholders’ Equity

Mortgages payable, net	$93,800	$93,523
Accounts payable, accrued expenses and other liabilities	8,034	8,058
Subordinated advances - related party	14,432	14,386
Total Liabilities	116,266	115,967

Commitments and Contingencies

Equity:

Stockholders’ Equity:
Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 8.1 million shares issued and outstanding	81	81
Additional paid-in-capital	67,821	68,016
Accumulated deficit	(53,451)	(50,664)
Total Stockholders’ Equity	14,451	17,433
Noncontrolling interests	7,408	8,159
Total Equity	21,859	25,592
Total Liabilities and Equity	$138,125	$141,559

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2026	2025

Hotel revenues	$4,989	$5,086

Expenses:
Hotel operating expenses	4,530	4,610
Real estate taxes	74	54
General and administrative costs	512	507
Depreciation and amortization	982	932
Casualty loss, net	-	67

Total expenses	6,098	6,170

Interest expense	(2,408)	(2,561)
Loss from investment in unconsolidated affiliated real estate entity	(73)	(92)
Interest and other income, net	52	18
Net loss	(3,538)	(3,719)

Less: net loss attributable to noncontrolling interests	751	779

Net loss attributable to Company’s common shares	$(2,787)	$(2,940)

Basic and diluted net loss per Company’s common share:
Net loss per Company’s common shares, basic and diluted	$(0.34)	$(0.36)

Weighted average number of common shares outstanding, basic and diluted	8,125	8,207

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands)

(unaudited)

			Additional
	Common		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity
BALANCE, December 31, 2024	8,222	$82	$68,796	$(46,943)	$8,886	$30,821

Net loss	-	-	-	(2,940)	(779)	(3,719)
Redemption and cancellation of common stock	(21)	-	(196)	-	-	(196)

BALANCE, March 31, 2025	8,201	$82	$68,600	$(49,883)	$8,107	$26,906

			Additional
	Common		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity

BALANCE, December 31, 2025	8,140	$81	$68,016	$(50,664)	$8,159	$25,592

Net loss	-	-	-	(2,787)	(751)	(3,538)
Redemption and cancellation of common stock	(21)	-	(195)	-	-	(195)

BALANCE, March 31, 2026	8,119	$81	$67,821	$(53,451)	$7,408	$21,859

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,538)	$(3,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from investment in unconsolidated affiliated real estate entity	73	92
Depreciation and amortization	982	932
Amortization of deferred financing costs	277	277
Non-cash interest expense	-	-
Changes in assets and liabilities:
Decrease/(increase) in accounts receivable and other assets	674	(13)
Increase/(decrease) in accounts payable, accrued expenses and other liabilities	182	(46)
Increase in accrued interest on subordinated advances - related party	46	46
Net cash used in operating activities	(1,304)	(2,431)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(317)	(502)
Distributions from unconcolidated affiliated real estate entites	2,667	-
Proceeds from property insurance claim	-	463
Net cash provided by/(used in) investing activities	2,350	(39)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption and cancellation of common stock	(195)	(196)
Net cash used in financing activities	(195)	(196)

Change in cash, cash equivalents and restricted cash	851	(2,666)
Cash, cash equivalents and restricted cash, beginning of year	13,947	12,456
Cash, cash equivalents and restricted cash, end of period	$14,798	$9,790

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,100	$2,598

The following is a summary of the Company’s cash, cash equivalents and restricted cash total as presented in its balance sheets for the periods presented:
Cash and cash equivalents	$9,575	$5,173
Restricted cash	5,223	4,617
Total cash, cash equivalents and restricted cash	$14,798	$9,790

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

The Company has one operating segment. As of March 31, 2026, the Company majority owned and consolidated the operating results of Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), a joint venture in which it has a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). The Company accounts for its unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

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

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City, which was substantially completed in March 2020. Through March 31, 2026, all but one condominium unit had been sold and the 40 East End Ave. Joint Venture owns the remaining condominium unit, which is referred to as the 40 East End Project. Various affiliated entities majority-owned and/or controlled by David Lichtenstein, who majority owns and controls the Sponsor, own the other approximate 66.7% membership in the 40 East End Ave. Joint Venture.

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

The consolidated balance sheet as of December 31, 2025 included herein has been derived from the consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

For the three months ended March 31, 2026 and 2025, there was no deferred income tax expense and de minimis current income tax expense. These amounts are included in “interest and other income, net” on the consolidated statements of operations.

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

Revenues

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months ended March 31,
	2026	2025
Hotel revenues
Room revenue	$3,275	$3,084
Food, beverage and other revenue	1,714	2,002
Total hotel revenues	$4,989	$5,086

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

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(unaudited)

Concentration of Risk

As of March 31, 2026 and December 31, 2025, the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and currently believes that it is not exposed to any significant credit risk for its cash and cash equivalents or restricted cash.

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

New Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board issued accounting standards update (“ASU”) 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses.” ASU 2024-03 will require public business entities to provide more detailed information in the notes to their financial statements about the types of expenses included in commonly presented expense captions. ASU 2024-03 does not require any changes to the expense captions a public business entity presents on the face of its income statement. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact adoption of ASU 2024-03 will have on its consolidated financial statements and related disclosures.

3.	Williamsburg Moxy Hotel

On July 17, 2019, the Company, through its then wholly owned subsidiary, Bedford Avenue Holdings LLC, acquired land parcels located at 353-361 Bedford Avenue in the Williamsburg neighborhood of the borough of Brooklyn in New York City for the development and construction of the Williamsburg Moxy Hotel.

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, the Company formed the Williamsburg Moxy Hotel Joint Venture with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of the Company’s membership interest in Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to its acquisition, Lightstone REIT III has made pro rata capital contributions to the Williamsburg Moxy Hotel Joint Venture aggregating $6.4 million through March 31, 2026.

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

The Moxy Mortgage Loans bear interest at SOFR plus 5.10%, subject to an 8.75% floor (8.76% and 8.89% as of March 31, 2026 and December 31, 2025, respectively). The Moxy Mortgage Loans initially mature on April 19, 2027, but may be further extended through the exercise of two six-month extension options, subject to the satisfaction of certain conditions. The Moxy Mortgage Loans require monthly interest-only payments with their outstanding principal due in full at maturity and are collateralized by the Williamsburg Moxy Hotel, however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. The Williamsburg Moxy Hotel Joint Venture used $85.8 million of the proceeds from the Moxy Mortgage Loans in connection with the payoff of all obligations due under a construction loan previously used in connection with the funding of the development of the Williamsburg Moxy Hotel.

As of both March 31, 2026 and December 31, 2025, the outstanding principal balance of the Moxy Mortgage Loans was $95.0 million, which is presented net of deferred financing fees of $1.2 million and $1.5 million, respectively, on the consolidated balance sheets and is classified as mortgages payable, net.

In connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture paid $2.8 million of loan fees and expenses and accrued $0.5 million of loan exit fees which are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of March 31, 2026 and December 31, 2025.

The Moxy Mortgage Loans require the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum debt service coverage ratio (“DSCR”), which if not met, provide the senior lender with an option to retain any excess cash flow from the property until such time as the prescribed minimum DSCR is met for two consecutive calendar quarters. As of March 31, 2026, the Williamsburg Moxy Hotel Joint Venture was in compliance with all of the financial covenants under the Williamsburg Moxy Mortgage Loans.

Although the Moxy Mortgage Loans are scheduled to mature on April 19, 2027, the Williamsburg Moxy Hotel Joint Venture currently intends to exercise the first of two six-month extension options, subject to the satisfaction of certain conditions, to extend the maturity of the Moxy Mortgage Loans to October 19, 2027.

4.	Investment in Unconsolidated Affiliated Real Estate Entity

40 East End Ave. Joint Venture

On March 31, 2017, the Company acquired an approximate 33.3% membership interest in the 40 East End Ave. Joint Venture from SAYT Master Holdco LLC, an entity majority-owned and controlled by David Lichtenstein, who also majority owns and controls the Sponsor, a related party, for aggregate consideration of $10.3 million. The remaining approximate 66.7% membership interest in the 40 East End Ave. Joint Venture is owned by SAYT Master Holdco, LLC and other affiliated entities of the Sponsor.

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

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City, which was substantially completed in March 2020. As of December 31, 2025, 27 of the 29 condominium units had been sold. In February 2026, one of the remaining units was sold, resulting in a pro rata distribution of $2.7 million to us from the Joint Venture. As of March 31, 2026, one condominium unit remained unsold.

The 40 East End Ave. Joint Venture Financial Information

The following table represents the condensed income statements for the 40 East End Ave. Joint Venture:

	For the Three Months Ended March 31,
	2026	2025

Revenues	$8,604	$-

Cost of goods sold	8,604	-
Other expenses	223	283
Operating loss	(223)	(283)

Interest income	5	6
Net loss	$(218)	$(277)
Company’s share of net loss (33.3%)	$(73)	$(92)

The following table represents the condensed balance sheets for the 40 East End Ave. Joint Venture:

	As of	As of
	March 31, 2026	December 31, 2025

Real estate inventory	$7,183	$15,270
Cash and restricted cash	495	175
Other assets	372	780
Total assets	$8,050	$16,225

Other liabilities	$67	$24
Members’ capital	7,983	16,201
Total liabilities and members’ capital	$8,050	$16,225

5.	Stockholders’ Equity

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

For the three months ended March 31, 2026, the Company repurchased 20,504 Common Shares at a weighted average price per share of $9.50. For the three months ended March 31, 2025, the Company repurchased 20,716 Common Shares at a weighted average price per share of $9.47.

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

During the second quarter of 2024, the Advisor agreed to allow the Company to temporarily defer the payment of asset management fees. As of March 31, 2026 and December 31, 2025, the Company owed the Advisor and its affiliated entities $2.0 million and $1.7 million, respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(unaudited)

The following table represents the fees incurred associated with the services provided by our Advisor:

	For the Three Months Ended March 31,
	2026	2025
Asset management fees (general and administrative costs)	$245	$242

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

As of both March 31, 2026 and December 31, 2025, the aggregate outstanding principal advances and related accrued interest was $14.4 million, which is classified as Subordinated advances – related party on the consolidated balance sheets. The Company accrued $46 of interest expense on the outstanding principal advances during both the three months ended March 31, 2026 and 2025.

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

As of both March 31, 2026 and December 31, 2025, the remaining unamortized balance of the Key Money was $2.7 million, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. Pursuant to the terms of the Hotel Franchise Agreement, the Williamsburg Moxy Hotel Joint Venture may be obligated to return the unamortized portion of the Key Money back to Marriott upon the occurrence of certain events, as specified in the Hotel Franchise Agreement. The franchise fees and marketing fund charges are recorded as a component of hotel operating expenses in the consolidated statements of operations.

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

We have one operating segment. As of March 31, 2026, we majority owned and consolidated the operating results of the Williamsburg Moxy Hotel Joint Venture, a joint venture in which we have a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in the 40 East End Ave. Joint Venture. We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

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

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City, which was substantially completed in March 2020. Through March 31, 2026, all but one unit had been sold and the 40 East End Ave. Joint Venture owns the remaining condominium unit, which is referred to as the 40 East End Project. Various affiliated entities majority-owned and/or controlled by David Lichtenstein, who majority owns and controls the Sponsor, own the other approximate 66.7% membership in the 40 East End Ave. Joint Venture.

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

As of March 31, 2026 and December 31, 2025, the aggregate outstanding principal advances and related accrued interest were $14.4 million, which are classified as Subordinated advances - related party on our consolidated balance sheets.

Concentration of Credit Risk

As of March 31, 2026 and December 31, 2025, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk for our cash and cash equivalents or restricted cash.

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

As of March 31, 2026,  we majority owned and consolidated the operating results of the Williamsburg Moxy Hotel Joint Venture, a joint venture in which we have a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in the 40 East End Ave. Joint Venture. We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

Consolidated Property

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

The following table contains certain information for the Williamsburg Moxy Hotel for the date indicated.

			Year to Date	Percentage Occupied	RevPAR for the	ADR for the
			March 31, 2026	for the Three Months Ended	Three Months Ended	Three Months Ended
Property	Location	Year Built	Available Rooms	March 31, 2026	March 31, 2026	March 31, 2026

Williamsburg Moxy Hotel	Williamsburg, New York	2023	19,440	87%	$168.59	$193.15

Unconsolidated Property

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City, which was substantially completed in March 2020. Through March 31, 2026, all but one unit had been sold and the 40 East End Ave. Joint Venture owns the remaining condominium unit, which is referred to as the 40 East End Project. Various affiliated entities majority-owned and/or controlled by David Lichtenstein, who majority owns and controls the Sponsor, own the other approximate 66.7% membership in the 40 East End Ave. Joint Venture.

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

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2026 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Comparison of the three months ended March 31, 2026 vs. March 31, 2025

During the three months ended March 31, 2026 compared to same period in 2025, the Williamsburg Moxy Hotel experienced increases to its percentage of rooms occupied to 87% from 83%, RevPAR to $168.59 from $158.66 and ADR to $193.15 from $191.13.

Hotel revenues

Our hotel revenues are comprised of room revenue and food, beverage and other revenue. Total hotel revenues were $5.0 million and $5.1 million for the three months ended March 31, 2026 and 2025, respectively. Room revenue increased by $0.2 million to $3.3 million for the three months ended March 31, 2026 compared to $3.1 million for the same period in 2025 and food, beverage and other revenue decreased by $0.3 million to $1.7 million for the three months ended March 31, 2026 compared to $2.0 million for the same period in 2025. The increase in room revenue reflects the higher occupancy and ADR during the 2026 period.

Hotel operating expenses

Total hotel operating expenses were $4.5 million and $4.6 million for the three months ended March 31, 2026 and 2025, respectively. Room expenses were $2.9 million and $2.7 million for the three months ended March 31, 2026 and 2025, respectively, and food and beverage costs were $1.6 million and $1.9 million for the three months ended March 31, 2026 and 2025, respectively.

Real estate taxes

Real estate taxes were $0.1 million for both the three months ended March 31, 2026 and 2025.

General and administrative expenses

General and administrative expenses were $0.5 million for both the three months ended March 31, 2026 and 2025.

Depreciation and amortization

Depreciation and amortization expense increased slightly by $0.1 million to $1.0 million during the three months ended March 31, 2026 compared to $0.9 million for same period in 2025.

Interest expense

Interest expense was $2.4 million and $2.6 million for the three months ended March 31, 2026 and 2025, respectively. Interest expense is attributable to the financings associated with the Williamsburg Moxy Hotel and the outstanding principal advances of $12.6 million (included in Subordinated Advances – Related Party on the Consolidated Balance Sheets). The decrease in interest expense during the 2026 period was primarily attributable to changes in market interest rates.

Loss from investment in unconsolidated affiliated real estate entity

Our loss from investment in unconsolidated affiliated real estate entity is solely attributable to our ownership interest in the 40 East End Ave. Joint Venture. The loss from our investment in the 40 East End Ave. Joint Venture was $0.1 million for both the three months ended March 31, 2026 and 2025. We account for our investment in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to Lightstone REIT III’s 25% membership interest in the Williamsburg Moxy Hotel Joint Venture.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2026, we had cash and cash equivalents of $9.6 million and restricted cash of $5.2 million. We believe that these items along with our pro rata share of the future cash flows we expect to be generated from the Williamsburg Moxy Hotel Joint Venture (including potential insurance recoveries for an open insurance claim), plus our pro rata share of distributions from the 40 East End Ave. Joint Venture resulting from the potential sale of its one remaining unsold condominium unit will be sufficient to satisfy our expected cash requirements for at least 12 months from the date of filing this report. Our expected cash requirements primarily consist of hotel operating expenses, real estate taxes, general and administrative expenses, scheduled debt service (excluding any balloon payments) and including our current expectation that we will successfully exercise the first, six-month extension option under our Moxy Mortgage Loans or refinance the Moxy Mortgage Loans on or before their scheduled maturity (see “Moxy Mortgage Loans”), any necessary capital contributions to the 40 East End Ave. Joint Venture for our pro rata share of the carrying costs associated with the 40 East End Avenue Project and distributions to our shareholders, if any, required to maintain our qualification as a REIT for the foreseeable future. Additionally, we also may seek additional 25% pro rata capital contributions from Lightstone REIT III into the Williamsburg Moxy Hotel Joint Venture, if necessary.

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

During the second quarter of 2024, the Advisor agreed to allow us to temporarily defer the payment of asset management fees. As of March 31, 2026 and December 31, 2025, we owed the Advisor and its affiliated entities $2.0 million and $1.7 million, respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

The following table represents the fees incurred associated with the services provided by our Advisor:

	For the Three Months Ended March 31,
	2026	2025
Asset management fees (general and administrative costs)	$245	$242

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31,
	2026	2025

Net cash flows used in operating activities	$(1,304)	$(2,431)
Net cash flows provided by/(used in) investing activities	2,350	(39)
Net cash flows used in financing activities	(195)	(196)
Change in cash, cash equivalents and restricted cash	851	(2,666)
Cash, cash equivalents and restricted cash, beginning of the year	13,947	12,456
Cash, cash equivalents and restricted cash, end of the period	$14,798	$9,790

Operating activities

The net cash used in operating activities of $1.3 million during the three months ended March 31, 2026 consisted of our net loss of $3.5 million plus depreciation and amortization of $1.0 million, amortization of deferred financing costs of $0.3 million and the net changes in operating assets and liabilities of $0.9 million.

Investing activities

The net cash provided by investing activities of $2.4 million during the three months ended March 31, 2026 million consisted of distributions received from the 40 East End Joint Venture of $2.7 million offset by purchases of investment property of $0.3 million.

Financing activities

The net cash used in financing activities during the three months ended March 31, 2026 of $0.2 million consisted of redemptions and cancellation of Common Shares.

Williamsburg Moxy Hotel

On August 5, 2021, we formed the Williamsburg Moxy Hotel Joint Venture with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of our membership interest in Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to its acquisition, Lightstone REIT III has made pro rata capital contributions to the Williamsburg Moxy Hotel Joint Venture  aggregating $6.4 million through March 31, 2026.

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

The Moxy Mortgage Loans bear interest at SOFR plus 5.10%, subject to an 8.75% floor (8.76% and 8.89% as of March 31, 2026 and December 31, 2025, respectively). The Moxy Mortgage Loans initially mature on April 19, 2027, but may be further extended through the exercise of two six-month extension options, subject to the satisfaction of certain conditions. The Moxy Mortgage Loans require monthly interest-only payments with their outstanding principal due in full at maturity and are collateralized by the Williamsburg Moxy Hotel, however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. The Williamsburg Moxy Hotel Joint Venture used $85.8 million of the proceeds from the Moxy Mortgage Loans in connection with the payoff of all obligations due under a construction loan previously used in connection with the funding of the development of the Williamsburg Moxy Hotel.

As of both March 31, 2026 and December 31, 2025, the outstanding principal balance of the Moxy Mortgage Loans was $95.0 million, which is presented net of deferred financing fees of $1.2 million and $1.5 million, respectively, on the consolidated balance sheets and is classified as mortgages payable, net.

In connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture paid an $2.8 million of loan fees and expenses and accrued $0.5 million of loan exit fees which are included in other liabilities on the consolidated balance sheets as of March 31, 2026 and December 31, 2025.

The Moxy Mortgage Loans require the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum debt service coverage ratio (“DSCR”), which if not met, provide the lender with an option to retain any excess cash flow from the property until such time as the prescribed minimum DSCR is met for two consecutive calendar quarters. As of March 31, 2026, the Williamsburg Moxy Joint Venture was in compliance with all of the financial covenants under the Moxy Mortgage Loans.

Although the Moxy Mortgage Loans are scheduled to mature on April 19, 2027, the Williamsburg Moxy Hotel Joint Venture currently intends to exercise the first of two six-month extension options, subject to the satisfaction of certain conditions, to extend the maturity of the Moxy Mortgage Loans to October 19, 2027.

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

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City, which was substantially completed in March 2020. As of December 31, 2025, 27 of the 29 condominium units had been sold. In February 2026, one of the remaining units was sold, resulting in a pro rata distribution of $2.7 million to us from the Joint Venture. As of March 31, 2026, one condominium unit remained unsold.

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

For the three months ended March 31, 2026, we repurchased 20,504 Common Shares at a weighted average price per share of $9.50. For the three months ended March 31, 2025, we repurchased 20,716 Common Shares at a weighted average price per share of $9.47.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	Inline XBRL (Inline eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus REIT IV, Inc. on Form 10-Q for the quarter ended March 31, 2026, filed with the SEC on May 13, 2026, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT IV, INC.

Date: May 13, 2026	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)