Form 10-Q
period 2026-06-30
Lightstone Value Plus REIT IV, Inc.
filed 2026-08-12
CIK 1619312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-55773

Lightstone Value Plus REIT IV, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	47-1796830
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1985 Cedar Bridge Avenue, Suite 1
Lakewood, New Jerseys	08701
(Address of Principal Executive Offices)	(Zip Code)

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

Yes  ☐  No ☑

As of August 7, 2026, there were 8.1 million outstanding shares of common stock of Lightstone Value Plus REIT IV, Inc.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data and where indicated in millions)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets

Investment property:
Land and improvements	$35,845	$35,845
Building and improvements	84,122	84,020
Furniture and fixtures	10,944	10,804
Construction in progress	116	188
Gross investment property	131,027	130,857
Less accumulated depreciation	(12,326)	(10,367)
Net investment property	118,701	120,490
Investment in unconsolidated affiliated real estate entity	2,658	5,412
Cash and cash equivalents	10,940	9,029
Restricted cash	4,505	4,918
Accounts receivable and other assets	3,000	1,710
Total Assets	$139,804	$141,559

Liabilities and Stockholders' Equity

Mortgages payable, net	$94,077	$93,523
Accounts payable, accrued expenses and other liabilities	8,631	8,058
Subordinated advances - related party	14,479	14,386
Total Liabilities	117,187	115,967

Commitments and Contingencies

Equity:

Stockholders' Equity:

Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 8.1 million shares issued and outstanding	81	81
Additional paid-in-capital	67,631	68,016
Accumulated deficit	(52,869)	(50,664)
Total Stockholders' Equity	14,843	17,433
Noncontrolling interests	7,774	8,159
Total Equity	22,617	25,592
Total Liabilities and Equity	$139,804	$141,559

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Hotel revenues:
Room revenue	$6,022	$5,657	$9,297	$8,741
Food, beverage and other revenue	2,488	2,959	4,202	4,961
Total hotel revenues	8,510	8,616	13,499	13,702
Expenses:
Hotel operating expenses	5,110	5,064	9,640	9,674
Real estate taxes	73	53	147	107
General and administrative costs	547	498	1,059	1,006
Casualty (gain)/loss, net	(578)	-	(578)	67
Depreciation and amortization	977	935	1,959	1,866
Total expenses	6,129	6,550	12,227	12,720

Interest expense	(2,426)	(2,587)	(4,834)	(5,148)
Business interruption insurance recovery	949	-	949	-
Earnings from investment in unconsolidated affiliated real estate entity	(14)	591	(87)	499
Interest income and other expense, net	58	44	110	62
Net income/(loss)	948	114	(2,590)	(3,605)

Less: net (income)/loss attributable to noncontrolling interests	(366)	3	385	782
Net income/(loss) attributable to Company's common shares	$582	$117	$(2,205)	$(2,823)
Net income/(loss) per Company's common shares, basic and diluted	$0.07	$0.01	$(0.27)	$(0.34)
Weighted average number of common shares outstanding, basic and diluted	8,105	8,186	8,115	8,196

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands)

(unaudited)

	Common		Additional Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity

BALANCE, March 31, 2025	8,201	$82	$68,600	$(49,883)	$8,107	$26,906

Net income	-	-	-	117	(3)	114
Redemption and cancellation of common stock	(21)	-	(195)	-	-	(195)

BALANCE, June 30, 2025	8,180	$82	$68,405	$(49,766)	$8,104	$26,825

			Additional
	Common		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity

BALANCE, December 31, 2024	8,222	$82	$68,796	$(46,943)	$8,886	$30,821

Net loss	-	-	-	(2,823)	(782)	(3,605)
Redemption and cancellation of common stock	(42)	-	(391)	-	-	(391)

BALANCE, June 30, 2025	8,180	$82	$68,405	$(49,766)	$8,104	$26,825

			Additional
	Common		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity

BALANCE, March 31, 2026	8,119	$81	$67,821	$(53,451)	$7,408	$21,859

Net income	-	-	-	582	366	948
Redemption and cancellation of common stock	(20)	-	(190)	-	-	(190)

BALANCE, June 30, 2026	8,099	$81	$67,631	$(52,869)	$7,774	$22,617

			Additional
	Common		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity

BALANCE, December 31, 2025	8,140	$81	$68,016	$(50,664)	$8,159	$25,592

Net loss	-	-	-	(2,205)	(385)	(2,590)
Redemption and cancellation of common stock	(41)	-	(385)	-	-	(385)

BALANCE, June 30, 2026	8,099	$81	$67,631	$(52,869)	$7,774	$22,617

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,590)	(3,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Earnings from investment in unconsolidated affiliated real estate entity	87	(499)
Casualty gain, net	(578)	-
Depreciation and amortization	1,959	1,866
Amortization of deferred financing costs	554	554
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(1,290)	(587)
Increase/(decrease) in accounts payable, accrued expenses and other liabilities	768	(18)
Increase in accrued interest on subordinated advances - related party	93	93
Net cash used in operating activities	(997)	(2,196)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment property	(365)	(1,058)
Distributions from unconcolidated affiliated real estate entity	2,667	3,400
Proceeds from property insurance claim	578	500
Net cash provided by investing activities	2,880	2,842

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption and cancellation of common stock	(385)	(391)
Net cash used in financing activities	(385)	(391)

Change in cash, cash equivalents and restricted cash	1,498	255
Cash, cash equivalents and restricted cash, beginning of year	13,947	12,456
Cash, cash equivalents and restricted cash, end of period	$15,445	$12,711

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,225	$4,883

The following is a summary of the Company’s cash, cash equivalents and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$10,940	$8,116
Restricted cash	4,505	4,595
Total cash, cash equivalents and restricted cash	$15,445	$12,711

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

The Company has one operating segment. As of June 30, 2026, the Company majority owned and consolidated the operating results of Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), a joint venture in which it has a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). The Company accounts for its unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

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

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City, which was substantially completed in March 2020. Through June 30, 2026, all but one condominium unit had been sold and the 40 East End Ave. Joint Venture owns the remaining condominium unit, which is referred to as the 40 East End Project. Various affiliated entities majority-owned and/or controlled by David Lichtenstein, who majority owns and controls the Sponsor, own the other approximate 66.7% membership in the 40 East End Ave. Joint Venture.

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

The consolidated balance sheet as of December 31, 2025 included herein has been derived from the consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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

For the three and six months ended June 30, 2026 and 2025, there was no deferred income tax expense and de minimis current income tax expense. These amounts are included in “interest income and other expense, net” on the consolidated statements of operations.

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

Concentration of Risk

As of June 30, 2026 and December 31, 2025, the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and currently believes that it is not exposed to any significant credit risk for its cash and cash equivalents or restricted cash.

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

New Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board issued accounting standards update (“ASU”) 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses.” ASU 2024-03 will require public business entities to provide more detailed information in the notes to their financial statements about the types of expenses included in commonly presented expense captions. ASU 2024-03 does not require any changes to the expense captions a public business entity presents on the face of its income statement. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statements and related disclosures.

3.	Williamsburg Moxy Hotel

On July 17, 2019, the Company, through its then wholly owned subsidiary, Bedford Avenue Holdings LLC, acquired land parcels located at 353-361 Bedford Avenue in the Williamsburg neighborhood of the borough of Brooklyn in New York City for the development and construction of the Williamsburg Moxy Hotel.

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, the Company formed the Williamsburg Moxy Hotel Joint Venture with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of the Company’s membership interest in Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to its acquisition, Lightstone REIT III has made pro rata capital contributions to the Williamsburg Moxy Hotel Joint Venture aggregating $6.4 million through June 30, 2026.

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

Fire Damage, Insurance Claim and Casualty Gain/Loss, Net

On December 11, 2024, the Williamsburg Moxy Hotel suffered substantial damage resulting from a fire to its food and beverage venue located in the outdoor garden area on the grounds of the property. As a result, the Williamsburg Moxy Hotel Joint Venture filed an insurance claim related to the physical damages incurred and the loss of business resulting from the closure of the affected food and beverage venue.

During the fourth quarter of 2024, the Williamsburg Moxy Hotel Joint Venture recognized a net casualty loss of $0.5 million representing the write-off of the carrying value of the physically damaged assets of $0.8 million plus remediation costs of $0.2 million, partially offset by an agreed upon initial advance from its insurance carriers of $0.5 million (which was subsequently received during the first quarter of 2025). Thereafter, the Williamsburg Joint Venture recognized a casualty loss of $0.1 million during the first quarter of 2025 related to additional remediation costs and a casualty gain, net of $0.6 million during the third quarter of 2025 related to an agreement with its insurance carriers to fund an additional advance of $1.0 million (which was subsequently received in the fourth quarter of 2025) partially offset by additional remediation costs of $0.4 million. As a result, during the year ended December 31, 2025, the Williamsburg Moxy Hotel Joint Venture recognized a casualty gain, net of $0.5 million. Furthermore, during the third quarter of 2025 the affected food and beverage venue became fully renovated and reopened for business.

During the second quarter of 2026, the Williamsburg Moxy Hotel Joint Venture and its insurance carriers finalized the insurance claim for the physical damages incurred and the loss of business resulting from the closure of the affected food and beverage venue. In connection with the finalization of the insurance claim, the Williamsburg Moxy Hotel Joint Venture received a final payment of $0.6 million for physical damages incurred from its insurance carriers during the second quarter of 2026 and recognized a casualty gain in that amount and the insurance carriers agreed to make a payment of $1.0 million (which was subsequently received in July 2026) for the loss of business, which the Williamsburg Moxy Joint Venture recorded as business interruption insurance recovery during the second quarter of 2026 and which is also included in accounts receivable and other assets on the consolidated balance sheet as of June 30, 2026.

Moxy Mortgage Loans

On April 19, 2024, the Williamsburg Moxy Joint Venture entered into an $86.0 million senior mortgage loan facility (the “Moxy Senior Loan”) and a $9.0 million junior mortgage loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Mortgage Loans”) with unrelated third parties.

The Moxy Mortgage Loans bear interest at SOFR plus 5.10%, subject to an 8.75% floor (8.75% and 8.89% as of June 30, 2026 and December 31, 2025, respectively). The Moxy Mortgage Loans initially mature on April 19, 2027, but may be further extended through the exercise of two six-month extension options, subject to the satisfaction of certain conditions. The Moxy Mortgage Loans require monthly interest-only payments with their outstanding principal due in full at maturity and are collateralized by the Williamsburg Moxy Hotel, however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. The Williamsburg Moxy Hotel Joint Venture used $85.8 million of the proceeds from the Moxy Mortgage Loans in connection with the payoff of all obligations due under a construction loan previously used in connection with the funding of the development of the Williamsburg Moxy Hotel.

As of both June 30, 2026 and December 31, 2025, the outstanding principal balance of the Moxy Mortgage Loans was $95.0 million, which is presented net of deferred financing fees of $0.9 million and $1.5 million, respectively, on the consolidated balance sheets and is classified as mortgages payable, net.

In connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture paid $2.8 million of loan fees and expenses and accrued $0.5 million of loan exit fees which are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of June 30, 2026 and December 31, 2025.

The Moxy Mortgage Loans require the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum debt service coverage ratio (“DSCR”), which if not met, provide the senior lender with an option to retain any excess cash flow from the property until such time as the prescribed minimum DSCR is met for two consecutive calendar quarters. As of June 30, 2026, the Williamsburg Moxy Hotel Joint Venture was in compliance with all of the financial covenants under the Williamsburg Moxy Mortgage Loans.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(unaudited)

Although the Moxy Mortgage Loans are scheduled to initially mature on April 19, 2027, the Williamsburg Moxy Hotel Joint Venture currently expects to refinance these loans on or before their initial maturity date. However, if the Williamsburg Moxy Hotel Joint Venture is unable to successfully refinance the Moxy Mortgage Loans at favorable terms on or before their initial maturity date, then the Joint Venture intends to exercise the first of the two available six-month extension options, subject to the satisfaction of certain conditions, which would extend the maturity of the Moxy Mortgage Loans to October 19, 2027.

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

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City, which was substantially completed in March 2020. As of December 31, 2025, 27 of the 29 condominium units had been sold. In February 2026, one of the remaining units was sold, resulting in a pro rata distribution of $2.7 million to the Company from the Joint Venture during the first quarter of 2026. As of June 30, 2026, one condominium unit remained unsold.

The 40 East End Ave. Joint Venture Financial Information

The following table represents the condensed income statements for the 40 East End Ave. Joint Venture:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Revenues	$-	$10,936	$8,604	$10,936

Cost of goods sold	-	8,935	8,604	8,935
Other expenses	42	234	264	517

Operating (loss)/income	(42)	1,767	(264)	1,484

Other (expense)/income, net	(1)	6	4	12
Net (loss)/income	$(43)	$1,773	$(260)	$1,496
Company's share of earnings (33.3%)	$(14)	$591	$(87)	$499

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(unaudited)

The following table represents the condensed balance sheets for the 40 East End Ave. Joint Venture:

	As of	As of
	June 30, 2026	December 31, 2025

Real estate inventory	$7,183	$15,270
Cash and restricted cash	407	175
Other assets	363	780

Total assets	$7,953	$16,225

Other liabilities	$13	$24
Members' capital	7,940	16,201

Total liabilities and members' capital	$7,953	$16,225

5.	Stockholders’ Equity

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

For the six months ended June 30, 2026, the Company repurchased 40,803 Common Shares at a weighted average price per share of $9.44. For the six months ended June 30, 2025, the Company repurchased 41,220 Common Shares at a weighted average price per share of $9.48.

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

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(unaudited)

During the second quarter of 2024, the Advisor agreed to allow the Company to temporarily defer the payment of asset management fees. As of June 30, 2026 and December 31, 2025, the Company owed the Advisor and its affiliated entities $2.2 million and $1.7 million, respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

The following table represents the fees incurred associated with the services provided by our Advisor:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Asset management fees (general and administrative costs)	245	242	491	484

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

As of June 30, 2026 and December 31, 2025, the aggregate outstanding principal advances and related accrued interest was $14.5 million and $14.4 million, respectively, which is classified as Subordinated advances – related party on the consolidated balance sheets. The Company accrued $46 and $93, respectively, of interest expense on the outstanding principal advances during both the three and six months ended June 30, 2026 and 2025.

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

As of both June 30, 2026 and December 31, 2025, the remaining unamortized balance of the Key Money was $2.7 million, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. Pursuant to the terms of the Hotel Franchise Agreement, the Williamsburg Moxy Hotel Joint Venture may be obligated to return the unamortized portion of the Key Money back to Marriott upon the occurrence of certain events, as specified in the Hotel Franchise Agreement. The franchise fees and marketing fund charges are recorded as a component of hotel operating expenses in the consolidated statements of operations.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors described below:

●	market and economic challenges experienced by the United States (“U.S.”) and global economies or real estate industry as a whole and the local economic conditions in the markets in which our investments are located. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; such as inflation, tariffs, recession, political upheaval or uncertainty, terrorism and acts of war, natural and man-made disasters, cybercrime, and outbreaks of contagious diseases;

●	the availability of cash flow from operating activities for distributions, if required, to maintain our status as a real estate investment trust (“REIT”);

●	conflicts of interest arising out of our relationships with our advisor and its affiliates;

●	our ability to retain our executive officers and other key individuals who provide advisory, property management and property management oversight services to us;

●	our level of debt and the terms and limitations imposed on us by our debt agreements;

●	the availability of credit generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;

●	our ability to make accretive investments;

●	our ability to diversify our portfolio of assets;

●	our ability to sell our assets at a price and on a timeline consistent with our investment objectives;

●	impairment charges;

●	unfavorable changes in laws, regulations or ordinances impacting our business, our assets or our key relationships; and

●	factors that could affect our ability to qualify as a REIT.

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

We have one operating segment. As of June 30, 2026, we majority owned and consolidated the operating results of the Williamsburg Moxy Hotel Joint Venture, a joint venture in which we have a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in the 40 East End Ave. Joint Venture. We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

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

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City, which was substantially completed in March 2020. Through June 30, 2026, all but one unit had been sold and the 40 East End Ave. Joint Venture owns the remaining condominium unit, which is referred to as the 40 East End Project. Various affiliated entities majority-owned and/or controlled by David Lichtenstein, who majority owns and controls the Sponsor, own the other approximate 66.7% membership in the 40 East End Ave. Joint Venture.

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

As of June 30, 2026 and December 31, 2025, the aggregate outstanding principal advances and related accrued interest was $14.5 million and $14.4 million, respectively, which are classified as Subordinated advances - related party on our consolidated balance sheets.

Concentration of Credit Risk

As of June 30, 2026 and December 31, 2025, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk for our cash and cash equivalents or restricted cash.

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

As of June 30, 2026, we majority owned and consolidated the operating results of the Williamsburg Moxy Hotel Joint Venture, a joint venture in which we have a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in the 40 East End Ave. Joint Venture. We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

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

The following table contains certain information for the Williamsburg Moxy Hotel for the date indicated.

			Year to Date June 30,	Percentage Occupied for the Six Months	RevPAR for the Six Months	ADR for the Six Months
Property	Location	Year Built	2026 Available Rooms	Ended June 30, 2026	Ended June 30, 2026	Ended June 30, 2026

Williamsburg Moxy Hotel	Williamsburg, New York	2023	39,096	91%	$238.24	$262.01

Unconsolidated Property

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City, which was substantially completed in March 2020. Through June 30, 2026, all but one unit had been sold and the 40 East End Ave. Joint Venture owns the remaining condominium unit, which is referred to as the 40 East End Project. Various affiliated entities majority-owned and/or controlled by David Lichtenstein, who majority owns and controls the Sponsor, own the other approximate 66.7% membership in the 40 East End Ave. Joint Venture.

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

Critical Accounting Policies and Estimates

There were no material changes during the six months ended June 30, 2026 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Comparison of the three months ended June 30, 2026 vs. June 30, 2025

Consolidated

During the three months ended June 30, 2026 compared to same period in 2025, the Williamsburg Moxy Hotel experienced increases to its percentage of rooms occupied to 95% from 94%, RevPAR to $307.13 from $287.92 and ADR to $324.90 from $306.83.

Room revenue

Room revenue increased by $0.3 million to $6.0 million for the three months ended June 30, 2026 compared to $5.7 million for the same period in 2025, reflecting both the Williamsburg Moxy Hotel’s higher occupancy and ADR during the 2026 period.

Food, beverage and other revenue

Food, beverage and other revenue decreased by $0.5 million to $2.5 million for the three months ended June 30, 2026 compared to $3.0 million for the same period in 2025.

Hotel operating expenses

Total hotel operating expenses were $5.1 million for both the three months ended June 30, 2026 and 2025. Room expenses were $3.3 million for both the three months ended June 30, 2026 and 2025 and food and beverage costs were $1.8 million for both the three months ended June 30, 2026 and 2025.

Real estate taxes

Real estate taxes were relatively unchanged $0.1 million for both the three months ended June 30, 2026 and 2025.

General and administrative expenses

General and administrative expenses were relatively unchanged at $0.5 million for both the three months ended June 30, 2026 and 2025.

Depreciation and amortization

Depreciation and amortization expense increased slightly by $0.1 million to $1.0 million during the three months ended June 30, 2026 compared to $0.9 million for same period in 2025.

Interest expense

Interest expense was $2.4 million and $2.6 million for the three months ended June 30, 2026 and 2025, respectively. Interest expense is attributable to the financings associated with the Williamsburg Moxy Hotel and the outstanding principal advances of $12.6 million (included in subordinated advances – related party on the Consolidated Balance Sheets). The decrease in interest expense during the 2026 period was primarily attributable to changes in market interest rates.

Casualty gain

During the second quarter of 2026, the Williamsburg Moxy Hotel Joint Venture and its insurance carriers finalized the insurance claim related to a fire incident in December 2024 to the food and beverage venue located in the outdoor garden area of the Williamsburg Moxy Hotel. In connection with the finalization of the insurance claim, the Williamsburg Moxy Hotel Joint Venture received a final payment of $0.6 million for physical damages incurred from its insurance carriers during the second quarter of 2026 and recognized a casualty gain in that amount. See Note 3 of the Notes to the Consolidated Financial Statements for additional information.

Earnings from investment in unconsolidated affiliated real estate entity

Our earnings from investment in unconsolidated affiliated real estate entity is solely attributable to our ownership interest in the 40 East End Ave. Joint Venture. Our loss from investments in unconsolidated affiliated entities was $14 during the three months ended June 30, 2026 compared to income of $0.6 million during the three months ended June 30, 2025.

Business interruption insurance recovery

In connection with the finalization of the insurance claim described above, the insurance carriers also agreed to make a payment of $1.0 million for the loss of business resulting from the closure of the affected food and beverage venue and the Williamsburg Moxy Hotel Joint Venture recognized a business interruption insurance recovery in that amount during the second quarter of 2026.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to Lightstone REIT III’s 25% membership interest in the Williamsburg Moxy Hotel Joint Venture.

Comparison of the six months ended June 30, 2026 vs. June 30, 2025

Consolidated

During the six months ended June 30, 2026 compared to same period in 2025, the Williamsburg Moxy Hotel experienced increases to its percentage of rooms occupied to 91% from 89%, RevPAR to $238.24 from $223.71 and ADR to $262.01 from $252.91.

Room revenue

Room revenue increased by $0.6 million to $9.3 million for the six months ended June 30, 2026 compared to $8.7 million for the same period in 2025, reflecting both the Williamsburg Moxy Hotel’s higher occupancy and ADR during the 2026 period.

Food, beverage and other revenue

Food, beverage and other revenue decreased by $0.8 million to $4.2 million for the six months ended June 30, 2026, compared to $5.0 million for the same period in 2025.

Hotel operating expenses

Total hotel operating expenses were $9.6 million and $9.7 million for the six months ended June 30, 2026 and 2025, respectively. Room expenses were $6.2 million and $6.0 million for the six months ended June 30, 2026 and 2025, respectively, and food and beverage costs were $3.4 million and $3.7 million for the six months ended June 30, 2026 and 2025, respectively.

Real estate taxes

Real estate taxes were relatively unchanged at $0.1 million for both the six months ended June 30, 2026 and 2025.

General and administrative expenses

General and administrative expenses increased slightly by $0.1 million to $1.1 million during the six months ended June 30, 2026 compared to $1.0 million for same period in 2025.

Depreciation and amortization

Depreciation and amortization expense increased slightly by $0.1 million to $2.0 million during the six months ended June 30, 2026 compared to $1.9 million for same period in 2025.

Interest expense

Interest expense was $4.8 million and $5.1 million for the six months ended June 30, 2026 and 2025, respectively. Interest expense is attributable to the financings associated with the Williamsburg Moxy Hotel and the outstanding principal advances of $12.6 million (included in subordinated advances – related party on the Consolidated Balance Sheets). The decrease in interest expense during the 2026 period was primarily attributable to changes in market interest rates.

Casualty gain/(loss), net

During the second quarter of 2026, the Williamsburg Moxy Hotel Joint Venture and its insurance carriers finalized the insurance claim related to a fire incident in December 2024 to the food and beverage venue located in the outdoor garden area of the Williamsburg Moxy Hotel. In connection with the finalization of the insurance claim, the Williamsburg Moxy Hotel Joint Venture received a final payment of $0.6 million for physical damages incurred from its insurance carriers during the second quarter of 2026 and recognized a casualty gain in that amount. See Note 3 of the Notes to the Consolidated Financial Statements for additional information.

The Williamsburg Moxy Hotel Joint Venture recognized a casualty loss of $0.1 million during the first quarter of 2025 related to additional remediation costs of $0.1 million.

Earnings from investment in unconsolidated affiliated real estate entity

Our earnings from investment in unconsolidated affiliated real estate entity is solely attributable to our ownership interest in the 40 East End Ave. Joint Venture. Our loss from investments in unconsolidated affiliated entities was $0.1 million during the six months ended June 30, 2026 compared to income of $0.5 million during the six months ended June 30, 2025.

Business interruption insurance recovery

In connection with the finalization of the insurance claim described above, the insurance carriers also agreed to make a payment of $1.0 million for the loss of business resulting from the closure of the affected food and beverage venue and the Williamsburg Moxy Hotel Joint Venture recognized a business interruption insurance recovery in that amount during the second quarter of 2026.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to Lightstone REIT III’s 25% membership interest in the Williamsburg Moxy Hotel Joint Venture.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2026, we had cash and cash equivalents of $10.9 million and restricted cash of $4.5 million. We believe that these items along with our pro rata share of the future cash flows we expect to be generated from the Williamsburg Moxy Hotel Joint Venture plus our pro rata share of distributions from the 40 East End Ave. Joint Venture resulting from the potential sale of its one remaining unsold condominium unit will be sufficient to satisfy our expected cash requirements for at least 12 months from the date of filing this report. Our expected cash requirements primarily consist of hotel operating expenses, real estate taxes, general and administrative expenses, scheduled debt service (excluding any balloon payments) and including our current expectation that we will successfully refinance the Moxy Mortgage Loans on or before their initial scheduled maturity date of April 19, 2027 or exercise the first of the two six-month extension options available under the Moxy Mortgage Loans to extend their maturity to October 19, 2027 (see “Moxy Mortgage Loans”), any necessary capital contributions to the 40 East End Ave. Joint Venture for our pro rata share of the carrying costs associated with the 40 East End Avenue Project and distributions to our shareholders, if any, required to maintain our qualification as a REIT for the foreseeable future. Additionally, we also may seek additional 25% pro rata capital contributions from Lightstone REIT III into the Williamsburg Moxy Hotel Joint Venture, if necessary.

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

Beginning with the second quarter of 2024, the Advisor has allowed us to temporarily defer the payment of quarterly asset management fees. As of June 30, 2026 and December 31, 2025, we owed the Advisor and its affiliated entities $2.2 million and $1.7 million, respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

The following table represents the fees incurred associated with the services provided by our Advisor:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Asset management fees (general and administrative costs)	245	242	491	484

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30,
	2026	2025

Net cash flows used in operating activities	$(997)	$(2,196)
Net cash flows provided by investing activities	2,880	2,842
Net cash flows used in financing activities	(385)	(391)
Change in cash, cash equivalents and restricted cash	1,498	255
Cash, cash equivalents and restricted cash, beginning of the year	13,947	12,456
Cash, cash equivalents and restricted cash, end of the period	$15,445	$12,711

Operating activities

The net cash used in operating activities of $1.0 million during the six months ended June 30, 2026 consisted of our net loss of $2.6 million less the casualty gain of $0.6 million and the net changes in operating assets and liabilities of $0.4 million plus depreciation and amortization of $2.0 million and amortization of deferred financing costs of $0.6 million

Investing activities

The net cash provided by investing activities of $2.9 million during the six months ended June 30, 2026 consisted of distributions received from the 40 East End Joint Venture of $2.7 million and proceeds from an insurance claim of $0.6 million, partially offset by purchases of investment property of $0.4 million.

Financing activities

The net cash used in financing activities during the six months ended June 30, 2026 of $0.4 million consisted of redemptions and cancellation of Common Shares.

Williamsburg Moxy Hotel

On July 17, 2019, we, through our then wholly owned subsidiary, Bedford Avenue Holdings LLC, acquired land parcels located at 353-361 Bedford Avenue in the Williamsburg neighborhood of the borough of Brooklyn in New York City for the development and construction of the Williamsburg Moxy Hotel.

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, we formed the Williamsburg Moxy Hotel Joint Venture with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of our membership interest in Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to its acquisition, Lightstone REIT III has made pro rata capital contributions to the Williamsburg Moxy Hotel Joint Venture aggregating $6.4 million through June 30, 2026.

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

Fire Damage, Insurance Claim and Casualty Gain, Net

On December 11, 2024, the Williamsburg Moxy Hotel suffered substantial damage resulting from a fire to its food and beverage venue located in the outdoor garden area on the grounds of the property. As a result, the Williamsburg Moxy Hotel Joint Venture filed an insurance claim related to the physical damages incurred and the loss of business resulting from the closure of the affected food and beverage venue.

During the fourth quarter of 2024, the Williamsburg Moxy Hotel Joint Venture recognized a net casualty loss of $0.5 million representing the write-off of the carrying value of the physically damaged assets of $0.8 million plus remediation costs of $0.2 million, partially offset by an agreed upon initial advance from its insurance carriers of $0.5 million (which was subsequently received during the first quarter of 2025). Thereafter, the Williamsburg Joint Venture recognized a casualty loss of $0.1 million during the first quarter of 2025 related to additional remediation costs and a casualty gain, net of $0.6 million during the third quarter of 2025 related to an agreement with its insurance carriers to fund an additional advance of $1.0 million (which was subsequently received in the fourth quarter of 2025) partially offset by additional remediation costs of $0.4 million. As a result, during the year ended December 31, 2025, the Williamsburg Moxy Hotel Joint Venture recognized a casualty gain, net of $0.5 million. Furthermore, during the third quarter of 2025 the affected food and beverage venue became fully renovated and reopened for business.

During the second quarter of 2026, the Williamsburg Moxy Hotel Joint Venture and its insurance carriers finalized the insurance claim for the physical damages incurred and the loss of business resulting from the closure of the affected food and beverage venue. In connection with the finalization of the insurance claim, the Williamsburg Moxy Hotel Joint Venture received a final payment of $0.6 million for physical damages incurred from its insurance carriers during the second quarter of 2026 and recognized a casualty gain in that amount and the insurance carriers agreed to make a payment of $1.0 million (which was subsequently received in July 2026) for the loss of business, which the Williamsburg Moxy Joint Venture recorded as business interruption insurance recovery during the second quarter of 2026 and which is also included in accounts receivable and other assets on the consolidated balance sheet as of June 30, 2026.

Moxy Mortgage Loans

On April 19, 2024, the Williamsburg Moxy Joint Venture entered into an $86.0 million senior mortgage loan facility (the “Moxy Senior Loan”) and a $9.0 million junior mortgage loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Mortgage Loans”) with unrelated third parties.

The Moxy Mortgage Loans bear interest at SOFR plus 5.10%, subject to an 8.75% floor (8.75% and 8.89% as of June 30, 2026 and December 31, 2025, respectively). The Moxy Mortgage Loans initially mature on April 19, 2027, but may be further extended through the exercise of two six-month extension options, subject to the satisfaction of certain conditions. The Moxy Mortgage Loans require monthly interest-only payments with their outstanding principal due in full at maturity and are collateralized by the Williamsburg Moxy Hotel, however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. The Williamsburg Moxy Hotel Joint Venture used $85.8 million of the proceeds from the Moxy Mortgage Loans in connection with the payoff of all obligations due under a construction loan previously used in connection with the funding of the development of the Williamsburg Moxy Hotel.

As of both June 30, 2026 and December 31, 2025, the outstanding principal balance of the Moxy Mortgage Loans was $95.0 million, which is presented net of deferred financing fees of $0.9 million and $1.5 million, respectively, on the consolidated balance sheets and is classified as mortgages payable, net.

In connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture paid an $2.8 million of loan fees and expenses and accrued $0.5 million of loan exit fees which are included in other liabilities on the consolidated balance sheets as of June 30, 2026 and December 31, 2025.

The Moxy Mortgage Loans require the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum debt service coverage ratio (“DSCR”), which if not met, provide the lender with an option to retain any excess cash flow from the property until such time as the prescribed minimum DSCR is met for two consecutive calendar quarters. As of June 30, 2026, the Williamsburg Moxy Joint Venture was in compliance with all of the financial covenants under the Moxy Mortgage Loans.

Although the Moxy Mortgage Loans are scheduled to initially mature on April 19, 2027, the Williamsburg Moxy Hotel Joint Venture currently expects to refinance these loans on or before their initial maturity date. However, if the Williamsburg Moxy Hotel Joint Venture is unable to successfully refinance the Moxy Mortgage Loans at favorable terms on or before their initial maturity date, the Williamsburg Moxy Hotel Joint Venture then intends to exercise the first of the two available six-month extension options, subject to the satisfaction of certain conditions, which would extend the maturity of the Moxy Mortgage Loans to October 19, 2027.

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

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City, which was substantially completed in March 2020. As of December 31, 2025, 27 of the 29 condominium units had been sold. In February 2026, one of the remaining units was sold, resulting in a pro rata distribution of $2.7 million to us from the Joint Venture during the first quarter of 2026. As of June 30, 2026, one condominium unit remained unsold.

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

For the six months ended June 30, 2026, we repurchased 40,803 Common Shares at a weighted average price per share of $9.44. For the six months ended June 30, 2025, we repurchased 41,220 Common Shares at a weighted average price per share of $9.48.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	Inline XBRL (Inline eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus REIT IV, Inc. on Form 10-Q for the quarter ended June 30, 2026, filed with the SEC on August 12, 2026, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT IV, INC.

Date: August 12, 2026	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)