Form 10-Q
period 2026-09-30
Lightstone Value Plus REIT IV, Inc.
filed 2026-11-13
CIK 1619312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Yes  ☐  No ☑

As of November 7, 2026, there were 8.0 million outstanding shares of common stock of Lightstone Value Plus REIT IV, Inc.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data and where indicated in millions)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets

Investment property:
Land and improvements	$35,845	$35,845
Building and improvements	84,134	84,020
Furniture and fixtures	11,043	10,804
Construction in progress	157	188
Gross investment property	131,179	130,857
Less accumulated depreciation	(13,310)	(10,367)
Net investment property	117,869	120,490
Investment in unconsolidated affiliated real estate entity	2,632	5,412
Cash and cash equivalents	11,696	9,029
Restricted cash	5,530	4,918
Accounts receivable and other assets	1,797	1,710
Total Assets	$139,524	$141,559

Liabilities and Stockholders’ Equity

Mortgage payable, net	$94,354	$93,523
Accounts payable, accrued expenses and other liabilities	8,744	8,058
Subordinated advances - related party	14,526	14,386
Total Liabilities	117,624	115,967
Commitments and Contingencies
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 8.1 million shares issued and outstanding	81	81
Additional paid-in-capital	67,440	68,016
Accumulated deficit	(53,368)	(50,664)
Total Stockholders’ Equity	14,153	17,433
Noncontrolling interests	7,747	8,159
Total Equity	21,900	25,592
Total Liabilities and Equity	$139,524	$141,559

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Hotel revenues:
Room revenue	$6,043	$5,684	$15,340	$14,425
Food, beverage and other revenue	2,614	2,562	6,816	7,523
Total hotel revenues	8,657	8,246	22,156	21,948
Expenses:
Hotel operating expenses	5,176	5,162	14,817	14,836
Real estate taxes	95	68	242	175
General and administrative costs	460	464	1,518	1,470
Casualty loss/(gain), net	54	(597)	(524)	(530)
Depreciation and amortization	984	936	2,943	2,802
Total expenses	6,769	6,033	18,996	18,753

Interest expense	(2,458)	(2,611)	(7,292)	(7,759)
Business interruption insurance recovery	-	-	949	-
Earnings from investment in unconsolidated affiliated real estate entity	(26)	(46)	(113)	453
Other income, net	70	70	180	132
Net loss	(526)	(374)	(3,116)	(3,979)
Less: net loss/(income) attributable to noncontrolling interests	27	(20)	412	762
Net loss attributable to Company’s common shares	$(499)	$(394)	$(2,704)	$(3,217)
Net loss per Company’s common shares, basic and diluted	$(0.06)	$(0.05)	$(0.33)	$(0.39)

Weighted average number of common shares outstanding, basic and diluted	8,084	8,165	8,104	8,186

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands)

(unaudited)

			Additional
	Common		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity

BALANCE, June 30, 2025	8,180	$82	$68,405	$(49,766)	$8,104	$26,825

Net loss	-	-	-	(394)	20	(374)
Redemption and cancellation of common stock	(20)	-	(194)	-	-	(194)

BALANCE, September 30, 2025	8,160	$82	$68,211	$(50,160)	$8,124	$26,257

			Additional
	Common		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity

BALANCE, December 31, 2024	8,222	$82	$68,796	$(46,943)	$8,886	$30,821

Net loss	-	-	-	(3,217)	(762)	(3,979)
Redemption and cancellation of common stock	(62)	-	(585)	-	-	(585)

BALANCE, September 30, 2025	8,160	$82	$68,211	$(50,160)	$8,124	$26,257

			Additional
	Common		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity

BALANCE, June 30, 2026	8,099	$81	$67,631	$(52,869)	$7,774	$22,617

Net loss	-	-	-	(499)	(27)	(526)
Redemption and cancellation of common stock	(20)	-	(191)	-	-	(191)

BALANCE, September 30, 2026	8,079	$81	$67,440	$(53,368)	$7,747	$21,900

			Additional
	Common		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity

BALANCE, December 31, 2025	8,140	$81	$68,016	$(50,664)	$8,159	$25,592

Net loss	-	-	-	(2,704)	(412)	(3,116)
Redemption and cancellation of common stock	(61)	-	(576)	-	-	(576)

BALANCE, September 30, 2026	8,079	$81	$67,440	$(53,368)	$7,747	$21,900

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,116)	(3,979)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Earnings from investment in unconsolidated affiliated real estate entity	113	(453)
Casualty gain, net	(578)	(1,000)
Depreciation and amortization	2,943	2,802
Amortization of deferred financing costs	831	831
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(87)	(313)
Increase in accounts payable, accrued expenses and other liabilities	801	552
Increase in accrued interest on subordinated advances - related party	140	140
Net cash provided by/(used in) operating activities	1,047	(1,420)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment property	(437)	(1,485)
Investment in unconsolidated affiliated real estate entity	-	(67)
Distributions from unconsolidated affiliated real estate entity	2,667	3,400
Proceeds from property insurance claim	578	500
Net cash provided by investing activities	2,808	2,348

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption and cancellation of common stock	(576)	(585)
Net cash used in financing activities	(576)	(585)

Change in cash, cash equivalents and restricted cash	3,279	343
Cash, cash equivalents and restricted cash, beginning of year	13,947	12,456
Cash, cash equivalents and restricted cash, end of period	$17,226	$12,799

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,356	$7,174

The following is a summary of the Company’s cash, cash equivalents and restricted cash total as presented in its statements of cash flows for the periods presented:
Cash and cash equivalents	$11,696	$8,038
Restricted cash	5,530	4,761
Total cash, cash equivalents and restricted cash	$17,226	$12,799

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

The Company has one operating segment. As of September 30, 2026, the Company majority owned and consolidated the operating results of Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), a joint venture in which it has a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). The Company accounts for its unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

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

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City, which was substantially completed in March 2020. Through September 30, 2026, all but one condominium unit had been sold and the 40 East End Ave. Joint Venture owns the remaining condominium unit, which is referred to as the 40 East End Project. Various affiliated entities majority-owned and/or controlled by David Lichtenstein, who majority owns and controls the Sponsor, own the other approximate 66.7% membership in the 40 East End Ave. Joint Venture.

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

2.	Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the periods presented. The accompanying unaudited consolidated financial statements of Lightstone REIT IV have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.

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

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(unaudited)

Tax Status and Income Tax Provision/Benefit

The Company elected to qualify and be taxed as a REIT  for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2016. As a REIT, the Company generally will not be subject to U.S. federal income tax on its net taxable income that it distributes currently to its stockholders. To maintain its REIT qualification under the Internal Revenue Code of 1986, as amended, the Company must meet a number of organizational and operational requirements, including a requirement that it annually distribute to its stockholders at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If the Company fails to remain qualified for taxation as a REIT in any subsequent year and does not qualify for certain statutory relief provisions, its income for that year will be taxed at the regular corporate rate, and it may be precluded from qualifying for treatment as a REIT for the four-year period following its failure to qualify as a REIT. Such an event could materially adversely affect the Company’s earnings and net cash available for distribution to stockholders, if any. Additionally, even if the Company continues to qualify as a REIT, it may still be subject to some U.S. federal, state and local taxes on the Company’s taxable income and property and to U.S. federal income taxes and excise taxes on its undistributed taxable income, if any.

To maintain its qualification as a REIT, the Company engages in certain activities through a taxable REIT subsidiary (“TRS”), including when it acquires or develops and constructs a hotel, it usually establishes a new TRS and enters into an operating lease agreement for the hotel. As such, it is subject to U.S. federal and state income and franchise taxes from these activities.

For the three and nine months ended September 30, 2026 and 2025, there was no deferred income tax expense and de minimis current income tax expense. These amounts are included in other income, net on the consolidated statements of operations.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT IV and its subsidiaries (over which it exercises financial and operating control).  All inter-company balances and transactions have been eliminated in consolidation. In addition, interests in entities acquired are evaluated based on applicable GAAP, and if deemed to be variable interest entities (“VIE”) in which the Company is the primary beneficiary are also consolidated. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control, substantive participating rights or both under the respective ownership agreement. Investments in other real estate entities where the Company has the ability to exercise significant influence, but does not exercise financial and operating control, and is not considered to be the primary beneficiary are accounted for using the equity method.

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

Concentration of Risk

As of September 30, 2026 and December 31, 2025, the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and currently believes that it is not exposed to any significant credit risk for its cash and cash equivalents or restricted cash.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(unaudited)

Reclassifications

Certain prior period amounts may have been reclassified to conform to the current period’s presentation.

Segment Disclosure

The Company’s operations are reported within one reportable segment and constitute all of the consolidated entities which are reported in the consolidated financial statements. Through the Company’s subsidiaries, it owns and operates commercial properties and makes other real estate-related investments, principally in the U.S.

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

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, the Company formed the Williamsburg Moxy Hotel Joint Venture with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of the Company’s membership interest in Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to its acquisition, Lightstone REIT III has made pro rata capital contributions to the Williamsburg Moxy Hotel Joint Venture aggregating $6.4 million through September 30, 2026.

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

Fire Damage, Insurance Claim and Casualty Loss/Gain, Net

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

During the fourth quarter of 2024, the Williamsburg Moxy Hotel Joint Venture recognized a net casualty loss of $0.5 million representing the write-off of the carrying value of the physically damaged assets of $0.8 million plus remediation costs of $0.2 million, partially offset by an agreed upon initial advance from its insurance carriers of $0.5 million (which was subsequently received during the first quarter of 2025). Thereafter, the Williamsburg Moxy Hotel Joint Venture recognized a casualty loss of $0.1 million during the first quarter of 2025 related to additional remediation costs and a casualty gain, net of $0.6 million during the third quarter of 2025 related to an agreement with its insurance carriers to fund an additional advance of $1.0 million (which was subsequently received in the fourth quarter of 2025) partially offset by additional remediation costs of $0.4 million. As a result, during the year ended December 31, 2025, the Williamsburg Moxy Hotel Joint Venture recognized a casualty gain, net of $0.5 million. Furthermore, during the third quarter of 2025 the affected food and beverage venue became fully renovated and reopened for business.

During the second quarter of 2026, the Williamsburg Moxy Hotel Joint Venture and its insurance carriers finalized the insurance claim for the physical damages incurred and the loss of business resulting from the closure of the affected food and beverage venue. In connection with the finalization of the insurance claim, the Williamsburg Moxy Hotel Joint Venture received a final payment of $0.6 million from its insurance carriers for physical damages incurred during the second quarter of 2026 and recognized a casualty gain in that amount. In addition, the insurance carriers agreed during the second quarter of 2026 to make a payment of $1.0 million (which was received in July 2026) for the loss of business, which the Williamsburg Moxy Hotel Joint Venture recognized as business interruption insurance recovery during the second quarter of 2026.

Moxy Mortgage Loans

On April 19, 2024, the Williamsburg Moxy Hotel Joint Venture refinanced the prior construction mortgage loan, whose principal draws had been used in connection to fund a substantial portion of the development costs of the Williamsburg Moxy Hotel, with a new nonrecourse $86.0 million senior mortgage loan facility (the “Moxy Senior Loan”) and a new nonrecourse $9.0 million junior mortgage loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Mortgage Loans”) from unrelated third parties.

The Moxy Mortgage Loans bear interest at SOFR plus 5.10%, subject to an 8.75% floor (9.00% and 8.89% as of September 30, 2026 and December 31, 2025, respectively). The Moxy Mortgage Loans initially mature on April 19, 2027, but may be further extended through the exercise of two six-month extension options, subject to the satisfaction of certain conditions. The Moxy Mortgage Loans require monthly interest-only payments with their outstanding principal due in full at maturity and are both collateralized by the Williamsburg Moxy Hotel, but the Moxy Junior Loan is subordinate to the Moxy Senior Loan. The Williamsburg Moxy Hotel Joint Venture used $85.8 million of the initial proceeds from the Moxy Mortgage Loans in connection with the payoff of all obligations due under the prior construction mortgage indebtedness.

As of both September 30, 2026 and December 31, 2025, the outstanding principal balance of the Moxy Mortgage Loans was $95.0 million, which is presented net of deferred financing fees of $0.6 million and $1.5 million, respectively, on the consolidated balance sheets and is classified as mortgage payable, net.

In connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture paid $2.8 million of loan fees and expenses and accrued $0.5 million of loan exit fees which are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of September 30, 2026 and December 31, 2025.

The Moxy Mortgage Loans require the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum debt service coverage ratio (“DSCR”), which if not met, provide the senior lender with an option to retain any excess cash flow from the property until such time as the prescribed minimum DSCR is met for two consecutive calendar quarters. As of September 30, 2026, the Williamsburg Moxy Hotel Joint Venture was in compliance with all of the financial covenants under the Williamsburg Moxy Mortgage Loans.

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(unaudited)

Although the Moxy Mortgage Loans are scheduled to initially mature on April 19, 2027, the Williamsburg Moxy Hotel Joint Venture currently expects to refinance these loans on or before their initial maturity date. However, if the Williamsburg Moxy Hotel Joint Venture is unable to successfully refinance the Moxy Mortgage Loans at favorable terms on or before their initial maturity date, the Williamsburg Moxy Hotel Joint Venture then intends to exercise both of the two available six-month extension options, subject to the satisfaction of certain conditions, if necessary, which would extend the maturity of the Moxy Mortgage Loans to April 19, 2028.

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

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City, which was substantially completed in March 2020. As of December 31, 2025, 27 of the 29 condominium units had been sold. In February 2026, one of the remaining units was sold, resulting in a pro rata distribution of $2.7 million to the Company from the Joint Venture during the first quarter of 2026. As of September 30, 2026, the 40 East End Ave. Joint Ventures owns the one remaining unsold condominium unit, which is referred to as the 40 East End Project.

The 40 East End Ave. Joint Venture Financial Information

The following table represents the condensed income statements for the 40 East End Ave. Joint Venture:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(amounts in thousands)	2026	2025	2026	2025

Revenues	$-	$-	$8,604	$10,936

Cost of goods sold	-	-	8,604	8,935
Other expenses	75	145	340	662
Operating (loss)/income	(75)	(145)	(340)	1,339

Other (expense)/income	(4)	8	-	20
Net (loss)/income	$(79)	$(137)	$(340)	$1,359
Company’s share of earnings (33.3%)	$(26)	$(46)	$(113)	$453

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(unaudited)

The following table represents the condensed balance sheets for the 40 East End Ave. Joint Venture:

	As of	As of
	September 30, 2026	December 31, 2025

Real estate inventory	$7,183	$15,270
Cash and restricted cash	321	175
Other assets	374	780
Total assets	$7,878	$16,225

Other liabilities	$17	$24
Members’ capital	7,861	16,201
Total liabilities and members’ capital	$7,878	$16,225

5.	Stockholders’ Equity

SRP

The Company’s share repurchase program (“SRP”), as amended from time to time by the Board of Directors, may provide its stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to the Company, subject to various restrictions.

The Company’s SRP currently provides for redemption requests to be submitted in connection with either a stockholder’s death or certain hardships and the price for all such purchases has been set at its estimated net asset value per Common Share (“NAV per Share”) as of the date of actual redemption. The Company’s estimated NAV per Share is determined by the Board of Directors and reported by it from time to time. Requests for redemptions in connection with a stockholder’s death must be submitted and received by the Company within one year of the stockholder’s date of death to be eligible for consideration.

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

For the nine months ended September 30, 2026, the Company repurchased 61,102 Common Shares at a weighted average price per share of $9.42. For the nine months ended September 30, 2025, the Company repurchased 61,725 Common Shares at a weighted average price per share of $9.49.

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

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(unaudited)

Beginning with the second quarter of 2024, the Advisor agreed to allow the Company to temporarily defer the payment of quarterly asset management fees. As of September 30, 2026 and December 31, 2025, the Company owed the Advisor and its affiliated entities $2.5 million and $1.7 million, respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

The following table represents the fees incurred associated with the services provided by the Advisor:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Asset management fees (general and administrative costs)	$246	$243	$736	$727

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

As of September 30, 2026 and December 31, 2025, the aggregate outstanding principal advances and related accrued interest was $14.5 million and $14.4 million, respectively, which is classified as subordinated advances – related party on the consolidated balance sheets. The Company accrued $47 and $140, respectively, of interest expense on the outstanding principal advances during both the three and nine months ended September 30, 2026 and 2025.

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

LIGHTSTONE VALUE PLUS REIT IV, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(unaudited)

As of September 30, 2026 and December 31, 2025, the remaining unamortized balance of the Key Money was $2.6 million and $2.7 million, respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. Pursuant to the terms of the Hotel Franchise Agreement, the Williamsburg Moxy Hotel Joint Venture may be obligated to return the unamortized portion of the Key Money back to Marriott upon the occurrence of certain events, as specified in the Hotel Franchise Agreement. The franchise fees and marketing fund charges are recorded as a component of hotel operating expenses in the consolidated statements of operations.

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

We have and currently expect to continue to seek opportunities to invest in real estate and real estate-related investments. Our real estate investments may include operating properties and development projects and our real estate-related investments may include mezzanine loans, mortgage loans, bridge loans and preferred equity interests, with a focus on development-related investments, including investments intended to finance development or redevelopment opportunities. We may also invest in debt and derivative securities related to real estate assets. A portion of our investments may be secured by or related to properties or entities advised by, or wholly or partially, directly or indirectly owned by (i) The Lightstone Group, LLC, which served as our sponsor (the “Sponsor”) during our initial public offering (the “Offering”), which terminated on March 31, 2017, (ii) its affiliates and/or (iii) other real estate investment programs it sponsors. Although we expect that most of our investments will be of these various types, we may also make other investments. In fact, we may invest in whatever types of investments that we believe are in our best interests.

We have one operating segment. As of September 30, 2026, we majority owned and consolidated the operating results of Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), a joint venture in which we have a 75% membership interest, and held an unconsolidated approximate 33.3% membership interest in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”). We account for our unconsolidated membership interest in the 40 East End Ave. Joint Venture in accordance with the equity method of accounting.

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

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City, which was substantially completed in March 2020. Through September 30, 2026, all but one unit had been sold and the 40 East End Ave. Joint Venture owns the remaining condominium unit, which is referred to as the 40 East End Project. Various affiliated entities majority-owned and/or controlled by David Lichtenstein, who majority owns and controls the Sponsor, own the other approximate 66.7% membership in the 40 East End Ave. Joint Venture.

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

As of September 30, 2026 and December 31, 2025, the aggregate outstanding principal advances and related accrued interest was $14.5 million and $14.4 million, respectively, which are classified as subordinated advances – related party on our consolidated balance sheets.

Concentration of Credit Risk

As of September 30, 2026 and December 31, 2025, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk for our cash and cash equivalents or restricted cash.

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

The following table contains certain information for the Williamsburg Moxy Hotel for the date indicated.

Property	Location	Year Built	Year to Date September 30, 2026 Available Rooms	Percentage Occupied for the Nine Months Ended September 30, 2026	RevPAR for the Nine Months Ended September 30, 2026	ADR for the Nine Months Ended September 30, 2026
Williamsburg Moxy Hotel	Williamsburg, New York	2023	58,968	92%	$260.36	$281.56

Unconsolidated Property

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City, which was substantially completed in March 2020. Through September 30, 2026, all but one unit had been sold and the 40 East End Ave. Joint Venture owns the remaining condominium unit, which is referred to as the 40 East End Project. Various affiliated entities majority-owned and/or controlled by David Lichtenstein, who majority owns and controls the Sponsor, own the other approximate 66.7% membership in the 40 East End Ave. Joint Venture.

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

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended September 30, 2026 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Comparison of the three months ended September 30, 2026 vs. September 30, 2025

Consolidated

During the three months ended September 30, 2026 compared to same period in 2025, the Williamsburg Moxy Hotel experienced increases to its percentage of rooms occupied to 96% from 95%, RevPAR to $303.89 from $286.22 and ADR to $318.15 from $301.64.

Room revenue

Room revenue increased by $0.3 million to $6.0 million for the three months ended September 30, 2026 compared to $5.7 million for the same period in 2025, reflecting both the Williamsburg Moxy Hotel’s higher occupancy and ADR during the 2026 period.

Food, beverage and other revenue

Food, beverage and other revenue was relatively unchanged at $2.6 million for both the three months ended September 30, 2026 and 2025.

Hotel operating expenses

Total hotel operating expenses were $5.2 million for both the three months ended September 30, 2026 and 2025. Room expenses increased by $0.1 million to $3.4 million for the 2026 period compared to $3.3 million for the 2025 period and food and beverage costs were relatively unchanged at $1.8 million for both periods.

Real estate taxes

Real estate taxes were relatively unchanged at $0.1 million for both the three months ended September 30, 2026 and 2025.

General and administrative expenses

General and administrative expenses were relatively unchanged at $0.5 million for both the three months ended September 30, 2026 and 2025.

Depreciation and amortization

Depreciation and amortization expense increased slightly by $0.1 million to $1.0 million during the three months ended September 30, 2026 compared to $0.9 million for same period in 2025.

Interest expense

Interest expense was $2.5 million and $2.6 million for the three months ended September 30, 2026 and 2025, respectively. Interest expense is attributable to the financings associated with the Williamsburg Moxy Hotel and the outstanding principal advances of $12.6 million (included in subordinated advances – related party on the consolidated balance sheets). The decrease in interest expense during the 2026 period was primarily attributable to changes in market interest rates.

Casualty loss/(gain), net

On December 11, 2024, the Williamsburg Moxy Hotel suffered damage from a fire to one of its food and beverage venues located in an outdoor garden area. In connection with the fire, the Williamsburg Moxy Hotel Joint Venture recognized a casualty loss, net of $0.1 million and a casualty gain, net of $0.6 million during the three months ended September 30, 2026 and 2025, respectively. See “Williamsburg Moxy Hotel – Fire Damage, Insurance Claim and Casualty Loss/(Gain), Net” for additional information.

Earnings from investment in unconsolidated affiliated real estate entity

Our earnings from investment in unconsolidated affiliated real estate entity is solely attributable to our ownership interest in the 40 East End Ave. Joint Venture. Our loss from investments in unconsolidated affiliated entities was $26 during the three months ended September 30, 2026 compared to $46 during the three months ended September 30, 2025.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to Lightstone REIT III’s 25% membership interest in the Williamsburg Moxy Hotel Joint Venture.

Comparison of the nine months ended September 30, 2026 vs. September 30, 2025

Consolidated

During the nine months ended September 30, 2026 compared to same period in 2025, the Williamsburg Moxy Hotel experienced increases to its percentage of rooms occupied to 92% from 91%, RevPAR to $260.36 from $244.77 and ADR to $281.56 from $270.11.

Room revenue

Room revenue increased by $0.9 million to $15.3 million for the nine months ended September 30, 2026 compared to $14.4 million for the same period in 2025, reflecting both the Williamsburg Moxy Hotel’s higher occupancy and ADR during the 2026 period.

Food, beverage and other revenue

Food, beverage and other revenue decreased by $0.7 million to $6.8 million for the nine months ended September 30, 2026, compared to $7.5 million for the same period in 2025.

Hotel operating expenses

Total hotel operating expenses were $14.8 million for both the nine months ended September 30, 2026 and 2025. Room expenses were $9.6 million and $9.3 million and food and beverage costs were $5.2 million and $5.6 million for the nine months ended September 30, 2026 and 2025, respectively.

Real estate taxes

Real estate taxes were relatively unchanged at $0.2 million for both the nine months ended September 30, 2026 and 2025.

General and administrative expenses

General and administrative expenses were relatively unchanged at $1.5 million for both the nine months ended September 30, 2026 and 2025.

Depreciation and amortization

Depreciation and amortization expense increased slightly by $0.1 million to $2.9 million during the nine months ended September 30, 2026 compared to $2.8 million for same period in 2025.

Interest expense

Interest expense was $7.3 million and $7.8 million for the nine months ended September 30, 2026 and 2025, respectively. Interest expense is attributable to the financings associated with the Williamsburg Moxy Hotel and the outstanding principal advances of $12.6 million (included in subordinated advances – related party on the consolidated balance sheets). The decrease in interest expense during the 2026 period was primarily attributable to changes in market interest rates.

Casualty loss/(gain), net

On December 11, 2024, the Williamsburg Moxy Hotel suffered damage from a fire to one of its food and beverage venues located in an outdoor garden area. In connection with the fire, the Williamsburg Moxy Hotel Joint Venture recognized a casualty gain, net of $0.5 million during both the nine months ended September 30, 2026 and 2025. See “Williamsburg Moxy Hotel – Fire Damage, Insurance Claim and Casualty Loss/(Gain), Net” for additional information.

Earnings from investment in unconsolidated affiliated real estate entity

Our earnings from investment in unconsolidated affiliated real estate entity is solely attributable to our ownership interest in the 40 East End Ave. Joint Venture. Our loss from investments in unconsolidated affiliated entities was $0.1 million during the nine months ended September 30, 2026 compared to income of $0.5 million during the nine months ended September 30, 2025.

Business interruption insurance recovery

The Williamsburg Moxy Hotel Joint Venture recognized a business interruption insurance recovery of $1.0 million during the second quarter of 2026. See “Williamsburg Moxy Hotel – Fire Damage, Insurance Claim and Casualty Loss/(Gain), Net” for additional information.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to Lightstone REIT III’s 25% membership interest in the Williamsburg Moxy Hotel Joint Venture.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2026, we had cash and cash equivalents of $11.7 million and restricted cash of $5.5 million. We believe that these items along with our pro rata share of the future cash flows we expect to be generated from the Williamsburg Moxy Hotel Joint Venture plus our pro rata share of distributions from the 40 East End Ave. Joint Venture resulting from the potential sale of its one remaining unsold condominium unit will be sufficient to satisfy our expected cash requirements for at least 12 months from the date of filing this report. Our expected cash requirements primarily consist of hotel operating expenses, real estate taxes, general and administrative expenses, scheduled debt service (excluding any balloon payments) and including our current expectation that we will successfully refinance the Moxy Mortgage Loans on or before their initial scheduled maturity date of April 19, 2027 or exercise both of the two available six-month extension options, if necessary, which would extend their maturity to April 19, 2028 (see “Moxy Mortgage Loans”), any necessary capital contributions to the 40 East End Ave. Joint Venture for our pro rata share of the carrying costs associated with the 40 East End Avenue Project and distributions to our shareholders, if any, required to maintain our qualification as a REIT for the foreseeable future. Additionally, we also may seek additional 25% pro rata capital contributions from Lightstone REIT III into the Williamsburg Moxy Hotel Joint Venture, if necessary.

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

Beginning with the second quarter of 2024, the Advisor has allowed us to temporarily defer the payment of quarterly asset management fees. As of September 30, 2026 and December 31, 2025, we owed the Advisor and its affiliated entities $2.5 million and $1.7 million, respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

The following table represents the fees incurred associated with the services provided by our Advisor:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Asset management fees (general and administrative costs)	246	243	736	727

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30,
	2026	2025

Net cash flows provided by/(used in) operating activities	$1,047	$(1,420)
Net cash flows provided by investing activities	2,808	2,348
Net cash flows used in financing activities	(576)	(585)
Change in cash, cash equivalents and restricted cash	3,279	343
Cash, cash equivalents and restricted cash, beginning of the year	13,947	12,456
Cash, cash equivalents and restricted cash, end of the period	$17,226	$12,799

Operating activities

The net cash provided by operating activities of $1.0 million during the nine months ended September 30, 2026 consisted of our net loss of $3.1 million, adjusted for non-cash items of depreciation and amortization of $2.9 million and amortization of deferred financing costs of $0.8 million, less a casualty gain of $0.6 million, and a net source of cash of $0.9 million from changes in operating assets and liabilities.

Investing activities

The net cash provided by investing activities of $2.8 million during the nine months ended September 30, 2026 consisted of distributions received from the 40 East End Joint Venture of $2.7 million and proceeds from an insurance claim of $0.6 million, partially offset by purchases of investment property of $0.4 million.

Financing activities

The cash used in financing activities during the nine months ended September 30, 2026 of $0.6 million consisted of redemptions and cancellation of Common Shares.

Williamsburg Moxy Hotel

On July 17, 2019, we, through our then wholly owned subsidiary, Bedford Avenue Holdings LLC, acquired land parcels located at 353-361 Bedford Avenue in the Williamsburg neighborhood of the borough of Brooklyn in New York City for the development and construction of the Williamsburg Moxy Hotel.

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, we formed the Williamsburg Moxy Hotel Joint Venture with Lightstone REIT III, pursuant to which Lightstone REIT III acquired 25% of our membership interest in Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million. Subsequent to its acquisition, Lightstone REIT III has made pro rata capital contributions to the Williamsburg Moxy Hotel Joint Venture aggregating $6.4 million through September 30, 2026.

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

Fire Damage, Insurance Claim and Casualty Loss/(Gain), Net

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

During the fourth quarter of 2024, the Williamsburg Moxy Hotel Joint Venture recognized a net casualty loss of $0.5 million representing the write-off of the carrying value of the physically damaged assets of $0.8 million plus remediation costs of $0.2 million, partially offset by an agreed upon initial advance from its insurance carriers of $0.5 million (which was subsequently received during the first quarter of 2025). Thereafter, the Williamsburg Moxy Hotel Joint Venture recognized a casualty loss of $0.1 million during the first quarter of 2025 related to additional remediation costs and a casualty gain, net of $0.6 million during the third quarter of 2025 related to an agreement with its insurance carriers to fund an additional advance of $1.0 million (which was subsequently received in the fourth quarter of 2025) partially offset by additional remediation costs of $0.4 million. As a result, during the year ended December 31, 2025, the Williamsburg Moxy Hotel Joint Venture recognized a casualty gain, net of $0.5 million. Furthermore, during the third quarter of 2025 the affected food and beverage venue became fully renovated and reopened for business.

During the second quarter of 2026, the Williamsburg Moxy Hotel Joint Venture and its insurance carriers finalized the insurance claim for the physical damages incurred and the loss of business resulting from the closure of the affected food and beverage venue. In connection with the finalization of the insurance claim, the Williamsburg Moxy Hotel Joint Venture received a final payment of $0.6 million for physical damages incurred from its insurance carriers during the second quarter of 2026 and recognized a casualty gain in that amount and the insurance carriers agreed to make a payment of $1.0 million (which was received in July 2026) for the loss of business, which the Williamsburg Moxy Hotel Joint Venture recorded as business interruption insurance recovery during the second quarter of 2026.

Moxy Mortgage Loans

On April 19, 2024, the Williamsburg Moxy Hotel Joint Venture refinanced the prior construction mortgage loan, whose principal draws had been used to fund a substantial portion of the development costs of the Williamsburg Moxy Hotel, with a new nonrecourse $86.0 million senior mortgage loan facility (the “Moxy Senior Loan”) and a new nonrecourse $9.0 million junior mortgage loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Mortgage Loans”) from unrelated third parties.

The Moxy Mortgage Loans bear interest at SOFR plus 5.10%, subject to an 8.75% floor (9.00% and 8.89% as of September 30, 2026 and December 31, 2025, respectively). The Moxy Mortgage Loans initially mature on April 19, 2027, but may be further extended through the exercise of two six-month extension options, subject to the satisfaction of certain conditions. The Moxy Mortgage Loans require monthly interest-only payments with their outstanding principal due in full at maturity and are both collateralized by the Williamsburg Moxy Hotel, but the Moxy Junior Loan is subordinate to the Moxy Senior Loan. The Williamsburg Moxy Hotel Joint Venture used $85.8 million of the initial proceeds from the Moxy Mortgage Loans in connection with the payoff of all obligations due under the prior construction mortgage indebtedness.

As of both September 30, 2026 and December 31, 2025, the outstanding principal balance of the Moxy Mortgage Loans was $95.0 million, which is presented net of deferred financing fees of $0.6 million and $1.5 million, respectively, on the consolidated balance sheets and is classified as mortgage payable, net.

In connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture paid $2.8 million of loan fees and expenses and accrued $0.5 million of loan exit fees which are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of September 30, 2026 and December 31, 2025.

The Moxy Mortgage Loans require the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum debt service coverage ratio (“DSCR”), which if not met, provide the lender with an option to retain any excess cash flow from the property until such time as the prescribed minimum DSCR is met for two consecutive calendar quarters. As of September 30, 2026, the Williamsburg Moxy Hotel Joint Venture was in compliance with all of the financial covenants under the Moxy Mortgage Loans.

Although the Moxy Mortgage Loans are scheduled to initially mature on April 19, 2027, the Williamsburg Moxy Hotel Joint Venture currently expects to refinance these loans on or before their initial maturity date. However, if the Williamsburg Moxy Hotel Joint Venture is unable to successfully refinance the Moxy Mortgage Loans at favorable terms on or before their initial maturity date, the Williamsburg Moxy Hotel Joint Venture then intends to exercise both of the two available six-month extension options, subject to the satisfaction of certain conditions, if necessary, which would extend the maturity of the Moxy Mortgage Loans to April 19, 2028.

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

The 40 East End Ave. Joint Venture, through affiliates, developed and constructed a luxury residential 29-unit condominium project located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of Manhattan in New York City, which was substantially completed in March 2020. As of December 31, 2025, 27 of the 29 condominium units had been sold. In February 2026, one of the remaining units was sold, resulting in a pro rata distribution of $2.7 million to us from the Joint Venture during the first quarter of 2026. As of September 30, 2026, one condominium unit remained unsold, which is referred to as the 40 East End Project.

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

For the nine months ended September 30, 2026, we repurchased 61,102 Common Shares at a weighted average price per share of $9.42. For the nine months ended September 30, 2025, we repurchased 61,725 Common Shares at a weighted average price per share of $9.49.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	Inline XBRL (Inline eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus REIT IV, Inc. on Form 10-Q for the quarter ended September 30, 2026, filed with the SEC on November 13, 2026, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT IV, INC.

Date: November 13, 2026	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)